Form 10-K
period 2015-12-31
GCP Applied Technologies Inc.
filed 2016-03-30
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 1-37533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
62 Whittemore Avenue, Cambridge, Massachusetts 02140-1623
(Address of principal executive offices) (Zip code)
(617) 876-1400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2015, the registrant's common stock was not publicly traded.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
At February 29, 2016, 70,625,404 shares of GCP Applied Technologies Common Stock, $.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Presentation of Information
Unless the context requires otherwise, references to "GCP Applied Technologies Inc.," "GCP," "we," "us," "our" and "the Company" refer to GCP Applied Technologies Inc. and its consolidated subsidiaries for periods subsequent to its separation from W. R. Grace & Co. on February 3, 2016. For periods prior to February 3, 2016, these terms refer to the combined historical business and operations of W. R. Grace & Co.’s construction products and packaging technologies businesses as they were historically managed as part of W. R. Grace & Co. Unless the context requires otherwise, references to "Grace" refer to W. R. Grace & Co. and its consolidated subsidiaries, which is the Company’s former parent company. References in this Annual Report on Form 10-K to the "Separation" refer to the legal separation and transfer of Grace’s construction products and packaging technologies businesses to the Company through a dividend distribution to Grace shareholders on February 3, 2016.
Forward-Looking Statements
The Company has made forward-looking statements in this Annual Report on Form 10-K that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning the Company's possible or assumed future results of operations, financial position, business strategies, financing plans, capital or other expenditures, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "project," "target," "suggest," "outlook," "anticipate," "estimate," "predict," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.
The risk factors included in Item 1A of this Annual Report on Form 10-K could cause the Company's results to differ materially from those expressed in forward-looking statements. Additionally, there may be other risks and uncertainties that the Company is unable to predict at this time or that the Company currently does not expect to have a material adverse effect on its business that may cause the Company's results to differ materially from those expressed in forward-looking statements.
These forward-looking statements are made as of the filing date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation to update these forward-looking statements other than as required by law.
Trademarks and Trade Names
We own or have rights to trademarks, service marks, copyrights and trade names that we use in conjunction with the operation of our business, including, except as otherwise indicated, the trademarks, service marks or trade names used in this report. This report may include trademarks, service marks and trade names of other companies. Each trademark, service mark or trade name of any other company appearing in this Annual Report on Form 10-K belongs to its holder. Unless otherwise indicated, use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with the trade name owner, or endorsement or sponsorship by us of the trademark, service mark or trade name owner.

PART I
Item 1.    BUSINESS
BUSINESS OVERVIEW
We are engaged in the production and sale of specialty construction chemicals, specialty building materials and packaging sealants and coatings through three global operating segments in which we have achieved leadership positions. Specialty Construction Chemicals manufactures and markets products to improve the performance of Portland cement, the most widely used construction material in the world, and materials based on Portland cement such as concrete admixtures and cement additives, as well as, concrete production management systems. Specialty Building Materials manufactures and markets building envelope products, residential building products and specialty construction products. Darex Packaging Technologies manufactures and markets sealants and coatings for use in beverage and food containers and other consumer and industrial applications.
GCP Applied Technologies Inc. was incorporated on May 1, 2015 for the purpose of holding the construction products and packaging technologies businesses of W. R. Grace & Co. On February 3, 2016, Grace shareholders of record received one common share of GCP for every one common share of Grace held as of the record date, January 27, 2016, and the construction products and packaging technologies businesses of Grace were transferred to GCP, thereby completing our legal separation from Grace ("the Separation"). On February 4, 2016, we began "regular way" trading on the New York Stock Exchange under the ticker symbol "GCP."
For the years ended December 31, 2015 and 2014, while we were still a part of Grace, we had net sales of $1.4 billion and $1.5 billion, income before income taxes of $125.2 million and $191.1 million and net income of $40.1 million and $134.3 million, respectively. Approximately 64% of our 2015 sales are generated outside the United States and we operate in over 40 countries.
Strategy Overview
Our objective is to deliver value to shareholders by growing our earnings, cash flow and returns on invested capital through the implementation of our business strategies. The Specialty Construction Chemicals, Specialty Building Materials and Darex Packaging Technologies segments are comprised of a portfolio of high-performance products. These products must satisfy well-defined performance requirements and specifications providing high-value to our customers, although they typically represent a low percentage of the total cost of customers’ end-products.
We implement our growth strategies using a number of key levers to accelerate our progress:
Leverage Strong Segment Leadership Positions for Sales Growth — We utilize our global manufacturing and technical service footprint, our research and development and sales organizations, to increase geographic and customer penetration across our global footprint. We intend to make targeted investments to expand our capabilities in geographies and segments where trends and economic cycles present the best opportunities.
Strengthen and Enhance Our Segment Positions with Product Innovation — We will seek to further advance our position as an industry innovator by investing in research development focused on commercializing differentiated products and services. To drive this innovation, we intend to employ our business model of introducing and supporting new technologies through our centralized research and development center in Cambridge, Massachusetts as well as our regional global applications labs. We may invest in additional regional application labs and field technical support resources as we expand our customer base and geographic penetration.
Maintain Strong Customer Focus — A key aspect of our strategy is to continue to deliver product and technology solutions to our customers that help improve their product performance and productivity in their manufacturing operations. We believe that maintaining a close partnership with our customers allows us to effectively focus our innovation efforts and respond to their changing demands at a global, regional and local level.

Increase Productivity by Optimizing Global Supply Chain Opportunities — Given the relatively low conversion costs of our products, GCP’s productivity strategies focus on the supply chain. We have established procurement and product formulation expertise to manage our product costs and production efficiencies. Product formulations are optimized at our regional development labs around the world. These formulations are designed to meet specific customer needs while also considering the costs of the various raw material options available to meet those needs. Our global supply chain organization balances local raw material supply with global contracts that improve our buying power. Our manufacturing network also maximizes production and delivery efficiencies.
Grow Through Strategic Acquisitions — When consistent with our business strategies, we will continue to consider seeking strategic, bolt-on acquisitions and alliances to accelerate our customer and geographic penetration, broaden our technology and product portfolios and bolster our manufacturing capacity and capability. Darex Packaging Technologies has provided stable and predictable cash flows and we plan to operate Darex in a manner which allows us to capture growth opportunities across our portfolio.
Drive Cash Flow Conversion and Adjusted EBIT Return on Invested Capital to Deliver Long-Term Value to Our Shareholders — We believe the above strategies will allow us to accelerate our cash flow conversion to invest in research and development activities, manufacturing operations, technical service and sales organizations, strategic acquisitions and to return excess capital to shareholders.
PRODUCTS AND SEGMENTS
Specialty Construction Chemicals Operating Segment (SCC)
We supply concrete admixtures, polymer fibers and in transit monitoring systems to concrete producers that are used to improve the rheology, workability, quality, durability and other engineering properties of concrete, mortar, masonry and other cementitious construction materials. We also supply cement additives to cement manufacturers that are used to improve energy efficiency in cement processing, enhance the characteristics of finished cement and improve ease of use.
Our products reduce our customers' environmental footprints by lowering the energy use and CO2 emissions of our customers' processes. Portland cement-based concrete is the most widely used construction material in the world, with global production of approximately 4 billion tons of Portland cement and more than 10 billion cubic yards of concrete. We compete with several large international suppliers and regionally with smaller competitors. Competition for our products is based on product performance, technical support, the breadth of our manufacturing and distribution infrastructure and our ability to bring value to our customers in the construction industry. Our major global competitors are BASF and Sika.
The following table sets forth SCC sales of similar products as a percentage of GCP total revenue.

	2015		2014		2013
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Concrete Admixtures	$532.7	37.5%	$541.9	36.6%	$513.5	35.6%
Cement Additives	161.6	11.4%	184.4	12.5%	174.6	12.1%
Total SCC Revenue	$694.3	48.9%	$726.3	49.1%	$688.1	47.7%
The following table sets forth SCC sales by geographic region as a percentage of SCC total revenue.

	2015		2014		2013
(In millions)	Sales	% of SCC Revenue	Sales	% of SCC Revenue	Sales	% of SCC Revenue
North America	$242.0	34.9%	$235.0	32.4%	$219.1	31.8%
Europe Middle East Africa (EMEA)	141.2	20.3%	170.3	23.4%	164.6	23.9%
Asia Pacific	181.9	26.2%	185.5	25.5%	170.6	24.8%
Latin America	129.2	18.6%	135.5	18.7%	133.8	19.5%
Total SCC Revenue	$694.3	100.0%	$726.3	100.0%	$688.1	100.0%

SCC consists of two product groups: concrete admixtures and cement additives.
Concrete admixtures
The concrete admixtures product group includes concrete admixtures, admixtures for decorative concrete and concrete production management systems.
Concrete admixtures allow concrete producers to use a limited selection of locally-sourced raw materials (cement and aggregates) to produce concrete to meet a wide variety of performance specifications. Our products are based on a set of core platform technologies formulated regionally into admixtures tailored to local end-use requirements. For example, our MIRA® admixtures allow concrete to be produced with a lower amount of water, which improves the compressive strength and the long-term durability of the concrete. ADVA® admixtures are used to make flowable "self-compacting concrete" which is popular in precast concrete manufacturing where the rapid filling of large molds is a major driver of economics. ECLIPSE® admixtures are used to minimize the formation of shrinkage cracks in critical applications, such as bridge decks. STRUX® polymeric fibers are designed to improve the ductility of concrete which is a naturally brittle material. In some cases, STRUX® polymeric fibers may be used to replace steel reinforcement near the surface of concrete that will be exposed to corrosive de-icing salts.
Admixtures for decorative concrete are used to create decorative/architectural concrete. PIERI® surface retarders are used to obtain exposed aggregate finishes in precast and cast-in-place concrete, achieving the desired surface appearance. PIERI® release agents allow for the efficient removal of mold forms with a resultant blemish-free concrete surface.
Concrete production management systems provide sophisticated process monitoring and control while concrete is in transit to the jobsite. Our patented concrete production management system, VERIFI®, measures, monitors and manages critical concrete properties and systematically adds water or admixtures to maintain optimum concrete flow properties. The result is increased product quality and consistency of concrete, fewer rejected loads, increased jobsite efficiency and minimized costly project delays.
Cement additives
Portland cement is the binding agent for concrete. National standards usually dictate the compressive strength and other properties that must be met by cement. Cement additives are used to reduce the energy required to mill cement to the desired fineness and to improve the handling characteristics of the powdered material. These products are also used to adjust the performance of Portland cement, permitting our customers to optimize production economics. Examples include HEA2®, which is used around the world to improve the energy efficiency of cement grinding operations and CBA®, which is used to produce higher cement strength, providing a high level of process flexibility to the cement manufacturer. Increasingly, cement manufacturers seek to reduce the environmental impact of their manufacturing processes; our additives provide greater flexibility in raw materials, enabling customers to achieve improvements such as reductions in energy use and CO2 emissions.

The SCC product portfolio includes:

Products	Uses	Customers	Key Brands
Concrete admixtures	Chemicals and polymeric fibers used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of structures	Ready-mix and precast concrete producers, engineers and specifiers	ADVA®, STRUX®, MIRA®, POLARSET®, ECLIPSE®, DARACEM®, DARASET®, DCI®, RECOVER®, WRDA®, ZYLA®
Admixtures for decorative concrete
Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete
		Precast concrete producers and architects	PIERI®
Concrete production management systems
Proprietary sensors, algorithms and control systems which monitor and adjust the flow properties while in transit to construction sites, providing concrete producers quality control and operational efficiencies
		Ready-mix concrete manufacturers	VERIFI®
Cement additives
Formulated chemicals added to the milling stage of the cement manufacturing process to improve plant energy efficiency, enhance the performance of the finished cement and help our customers meet environmental regulations and reduce their CO2 footprints
		Cement manufacturers	CBA®, SYNCHRO®, HEA2®, TDA®, ESE®
Specialty Building Materials Operating Segment (SBM)
We supply building materials used in both new construction and renovation/repair projects. We manufacture and sell products that protect structures from water, vapor transmission and air penetration as well as fire damage. Our products also reduce energy usage and improve the long-term durability of structures. They include waterproofing membranes and roofing underlayments for use in commercial and residential buildings, polymeric grouts for use in waterproofing and soil stabilization applications, air and vapor barriers, cementitious grouts and passive fire protection.
Our products are specified and installed on commercial, residential and infrastructure projects around the world. Our technology platforms, project selling competencies and international reach are the foundation for our industry leadership. We are dedicated to understanding local codes and construction practices to ensure that our technology solutions address the regional needs of our customers. Our global specification sales organization emphasizes its technical expertise and has established relationships with key influencers and decision makers across the entire project selling value chain including architects, engineers, general contractors, specialty contractors and other channel partners. We continue to expand our international presence in targeted regions with our core product lines and by adding new technologies.
Our specialty building materials product sales are global. We engage with global architectural and contracting firms as well as local specifiers, engineers, contractors and building material distributors that influence the buying decisions for our products. We compete globally with several large international construction materials suppliers, also regionally and locally with numerous smaller competitors. Competition for our products is based on product performance, technical support and service, brand name recognition and price. Our major competitors are Sika, RPM and Carlisle.
The following table sets forth SBM sales of similar products as a percentage of GCP total revenue.

	2015		2014		2013
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Building Envelope	$234.7	16.6%	$236.3	16.0%	$219.1	15.2%
Residential Building Products	79.3	5.6%	59.2	4.0%	69.3	4.8%
Specialty Construction Products	84.1	5.9%	$83.8	5.6%	81.7	5.7%
Total SBM Revenue	$398.1	28.1%	$379.3	25.6%	$370.1	25.7%
The following table sets forth SBM sales by geographic region as a percentage of SBM total revenue.

	2015		2014		2013
(In millions)	Sales	% of SBM Revenue	Sales	% of SBM Revenue	Sales	% of SBM Revenue
North America	$229.6	57.7%	$201.0	53.0%	$204.2	55.2%
Europe Middle East Africa (EMEA)	94.7	23.8%	100.4	26.4%	96.3	26.0%
Asia Pacific	69.4	17.4%	72.0	19.0%	63.0	17.0%
Latin America	4.4	1.1%	5.9	1.6%	6.6	1.8%
Total SBM Revenue	$398.1	100.0%	$379.3	100.0%	$370.1	100.0%
SBM consists of three product groups: building envelope, residential building products and specialty construction products.
Building envelope products
Building envelope products protect structures from water and help manage air and vapor transmission through building walls. The majority of sales in this product group are waterproofing products that protect commercial structures, residential structures and infrastructure. Our waterproofing products are used in both above-grade and below-grade applications. Above grade, our products protect the material to which they are applied and allow architects to design occupied spaces free from water infiltration, and below grade, our products enable the construction of structures in challenging sites, including portions below the existing water table. Examples of these products include our self-adhesive rubberized asphalt membrane, BITUTHENE® and our innovative pre-applied sheet membrane, PREPRUFE®.
Our BITUTHENE® product line is manufactured globally and has a long track record of providing waterproofing in the most challenging conditions. Designers and contractors have relied on BITUTHENE® for over 40 years and continue to specify it by name. We pioneered the pre-applied waterproofing category with our Advanced Bond Technology™ found in PREPRUFE®. Our unique technology allows a waterproofing membrane to be installed on the ground or on walls before concrete is placed for a foundation. This technology also allows waterproofing of walls normally inaccessible during the construction of a building, such as foundations in densely populated cities. Major projects around the world have successfully implemented our PREPRUFE® system and it continues to gain recognition for its waterproofing performance.
Residential building products
Residential building products consist of roofing underlayments, flashing and weather barriers. Roofing underlayments are placed below the outermost roof covering, such as shingles, to protect sloped roofs from water damage caused by wind-driven rain and ice dams. ICE & WATER SHIELD® roofing underlayments are known throughout the industry and are sold in North America through a network of distributors. The VYCOR® flashing portfolio consists of high performance self-adhered flashing products that provide premium protection against water infiltration in critical areas such as windows and doors. VYCOR® flashing reduces the risk of mold and rot development and contributes to energy efficiency by sealing air leakages from the building.
Specialty construction products
Specialty construction products include fire protection, chemical grouts and cementitious grouts and mortars. Passive fire protection products are marketed under the MONOKOTE® brand. Chemical grouts are sold under the DE NEEF® brand and are used to repair cracks in concrete, seal water leaks in commercial buildings and infrastructure in addition to soil stabilization. BETEC® cementitious grouts and mortars are used in applications where specific strength and/or flow are required. Examples of these applications include assembly of concrete precast elements for wind turbines, filling under rails for railroads and providing a high-strength surface for heavy machinery in industrial settings.
The SBM product portfolio includes:

Products	Uses	Customers	Key Brands
Building envelope products
Structural barrier systems to prevent above and below ground water, vapor and air infiltration of the building envelope of commercial structures, including self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops
		Architects, consultants and structural engineers; specialty waterproofing, masons, dry wall contractors and general contractors; specialty distributors	BITUTHENE®, PREPRUFE®, ADPRUFE®, HYDRODUCT®, ADCOR®, SILCOR®, PERM-A-BARRIER®
Residential building products	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas, including fully adhered roofing underlayments, synthetic underlayments and self-adhered flashing	Roofing contractors, home builders and remodelers; building material distributors, lumberyards and home centers; architects and specifiers	ICE & WATER SHIELD®, TRI-FLEX®, VYCOR®
Fire protection materials	Fire protection products spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire and enhancing the heat resistance during a fire	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	MONOKOTE®
Chemical grouts	Products for repair and remediation in waterproofing applications and soil stabilization	Contractors; specialty distributors; municipalities; and other owners of large infrastructure facilities	DE NEEF®, HYDRO ACTIVE®, SWELLSEAL®, DE NEEF® PURe™
Cementitious grouts and mortars	Cementitious grouts and mortars used for under filling and gap filling	Specialty contractors engaged in the repair of concrete, installation of new precast concrete elements and infrastructure repair	BETEC®
Darex Packaging Technologies Operating Segment (Darex)
We supply sealants and coatings to global manufacturers of beverage, food and consumer metal containers and closures and industrial packaging applications. These products, designed with our significant regulatory and application knowledge, protect the packaging materials and preserve their contents. We are the global leader in can sealants.
Our growth is driven by innovation of higher performing products, continuous development of new applications, increasing demand for sustainability, rising disposable income in emerging regions, general economic growth and increasing demand for canned and bottled packaged products. Our customers trust and rely on our global technical service as well as our expertise in global regulatory compliance (including food laws) to address industry challenges and enhance their productivity. We believe we are well positioned to capture industry growth, especially in emerging regions with our global infrastructure. We seek to develop and introduce new products that add additional value to the current and future needs of our customers, such as our introduction of new BPA-NI coatings and products with oxygen scavenging functionality.
Our Darex business is global. We compete with several large international suppliers, and regionally, with many smaller competitors. Our primary global competitors are Altana, Akzo Nobel, PPG and Valspar. Competition for our products is generally based on product performance and reliability, technical service, price and additional value-added features to address the needs of our customers, end-users and brand owners.

The following table sets forth Darex sales of similar products as a percentage of GCP total revenue:

	2015		2014		2013
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Sealants and Closures	$221.2	15.6%	$254.8	17.2%	$262.2	18.2%
Coatings	105.0	7.4%	120.0	8.1%	121.9	8.4%
Total Darex Revenue	$326.2	23.0%	$374.8	25.3%	$384.1	26.6%
The following table sets forth Darex sales by geographic region as a percentage of Darex total revenue.

	2015		2014		2013
(In millions)	Sales	% of Darex Revenue	Sales	% of Darex Revenue	Sales	% of Darex Revenue
North America	$66.6	20.4%	$67.9	18.1%	$64.9	16.9%
Europe Middle East Africa (EMEA)	105.2	32.3%	125.3	33.4%	124.3	32.3%
Asia Pacific	78.3	24.0%	92.2	24.6%	102.0	26.6%
Latin America	76.1	23.3%	89.4	23.9%	92.9	24.2%
Total Darex Revenue	$326.2	100.0%	$374.8	100.0%	$384.1	100.0%
Darex consists of two product groups: sealants and closures and coatings.
Sealants and closures
Our sealants and closures product group includes two product lines: can sealants and closures.
Can sealants provide a hermetic seal between the lid and the body of the metal can used in beverage, food, aerosol and industrial packaging. We offer our customers a complete portfolio of both water-base and solvent-base technologies to address current industry trends of thinner gauge metals and high-speed production processes.
Closures provide the seal for pry-off crowns, twist-off crowns and roll-on pilfer-proof (ROPP) and plastic caps. Our CELOX® oxygen scavenging technology protects sensitive beverages from oxygen ingress into the packaging to extend product shelf life and prevent flavor deterioration, color changes and nutrient depletion. Our SINCERA® lubricants are specifically designed for taste sensitive applications.
Coatings
Coatings protect both the interior and exterior surfaces of metal packaging containers and closures. Our coatings are engineered to prevent metal corrosion, ensure proper adhesion of sealing compounds and enhance graphic decorations on the exterior of containers and closures. We introduced our APPERTA® coatings to address increasing industry demands for non-BPA technology. We specifically formulated our SISTIAGA® coatings for technically demanding monobloc beverage and aerosol containers.

The Darex product portfolio includes:

Products	Uses	Customers	Key Brands
Sealants	Solvent and water-based compounds for rigid metal containers that ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans	Packaging manufacturers and food and beverage companies	DAREX®
Closures
PVC and PVC-free compounds for metal and plastic bottle closures that are used on pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures to seal and enhance the shelf life of food and beverages in glass and plastic bottles and jars
		Manufacturers of closures for food and beverages	DAREX®, DARAFORM®, DARASEAL®, DARABLEND®, SINCERA®, CELOX®
Coatings
Products for coating metal cans, crowns and closure packaging that protect the metal against corrosion, protect the contents against the influences of metal, ensure proper adhesion of sealing compounds to metal surfaces and provide base coats for inks and for decorative purposes
		Packaging manufacturers and food and beverage companies	DAREX®, APPERTA®, SISTIAGA®
SALES AND MARKETING
Our three operating segments maintain direct sales and technical teams made up of approximately 700 employees supporting customers in over 100 countries worldwide. Our global team sells products under annual and multi-year global, regional and local agreements and has developed deep segment and product application knowledge key to our customers' success. We believe our deep rooted understanding of our customers' needs, challenges and operations and our ability to service at high standards throughout the world, give all three segments a competitive advantage. The majority of our products require local, regional, country and international code approvals related to use, storage and performance. Our commercial organization supports and consults on committees and technical associations in order to ensure codes and product standards are consistently applied.
Our SCC and SBM sales professionals work with leading architects, engineers and contractors across the globe seeking to ensure that our products are specified for use in thousands of projects annually. Our products are designed for use in some of the world's most demanding environments including the Getty Center in Los Angeles, the London Underground, Hong Kong’s Bank of China Tower, the Guggenheim Museum Bilbao in Spain and many other landmarks. As part of our "go to market" strategy, the SCC team provides technical services to over 10,000 concrete and cement production facilities worldwide. In many cases, we also provide product dispensing equipment to our customers as an integral part of the concrete and cement production process.
Our Darex business employs a dedicated sales and technical service team to market our line of sealants and coatings in over 75 countries. Darex provides a high level of technical service at the customer facility to ensure proper use of our products, as well as ongoing consultation with our customers to drive productivity and value for the customer throughout the value chain.
MANUFACTURING, RAW MATERIALS AND SUPPLY CHAIN
Our three operating segments share global supply chain processes, manufacturing facilities, as well as technical service and sales centers around the world, which provides cost efficiency.
Specialty Construction Chemicals and Specialty Building Materials
We utilize internal and third party manufacturing to produce our products to our specifications. Our low capital intensive plants along with third-party manufacturers provide us with flexibility in servicing our customers. Several of our plants ship internationally but most of our facilities are positioned to serve local market demand. We have the ability to respond quickly to changes in local demand by establishing or expanding manufacturing capacity with low capital investment. With both vendors and customers, we have numerous multi-year supply and purchasing agreements which help to minimize volume disruption. Construction demand is seasonal resulting in demand variations requiring effective management of our manufacturing and distribution assets. For many of our

SCC customers, we install and maintain a chemical dispensing and storage system for our products at their production facilities.  We periodically replenish the on-site systems to give our customers instant access to our SCC products in the amounts they require twenty-four hours a day. These dispensing and storage systems have accounted for approximately 32% of our annual capital spend.
The raw materials we use in our products are obtained from a variety of suppliers, including basic chemical and petrochemical producers. Many of our raw materials are organic chemicals derived from olefins, including specialty films and fibers. We also make significant purchases of inorganic materials such as gypsum and specialty materials, including papers, rubber and asphalt. We have multiple raw material sources and balance our purchasing requirements between local and global sources seeking to maximize performance and profitability. Global supply and demand factors, changes in currency exchange rates and petroleum prices can significantly impact the price and availability of our key raw materials.
Our global supply chain team is constantly monitoring the global market to identify cost and productivity opportunities. We seek to leverage our overall volumes for all regions. Since we manufacture a portion of our products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar and the euro may adversely affect our raw material costs. This effect is partially mitigated by our reliance on local sourcing for some raw materials.
The construction business is cyclical, in response to economic conditions, as well as seasonal, driven by weather conditions. Demand for our products is primarily driven by global non-residential construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and expanding geographically.
Darex Packaging Technologies
Our packaging products are manufactured by a network of globally integrated plants that are positioned to service our customers regionally. Our packaging products are manufactured in both large facilities to permit economies of scale and a network of smaller operations that enable customization to local conditions.
The principal raw materials for Darex products include resins, solvents, latexes (including certain food-grade raw materials), polyolefins, pigments and rubber. Multiple suppliers are generally available for each of these materials; however, some of our raw materials may be provided by single sources of supply. We seek to mitigate the risk of using single source suppliers by identifying and qualifying alternative suppliers or, for unique materials, by using alternative formulations from other suppliers. In some instances, we produce our own raw materials and intermediates.
Prices for many of our raw materials, including specialty and commodity materials such as latex, rubbers, pigments, resins and solvents, have been volatile in recent years. In response to increases in raw material costs, we generally take actions to mitigate the effect of higher costs including increasing our product prices, developing alternative formulations for our products, increasing productivity and fixing purchase costs for certain raw materials.
Since we manufacture a substantial portion of our packaging products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar and the euro may adversely affect our raw material costs. This effect is partially mitigated by our reliance on local sourcing for many of our raw materials.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for 2015, 2014 and 2013 is provided in this Annual Report on Form 10-K in Item 8 (Financial Statements and Supplementary Data) under Note 14 (Operating Segment Information) to the Combined Financial Statements, which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in this Report in Item 1A (Risk Factors).

BACKLOG OF ORDERS
While at any given time there may be some backlog of orders, backlog is not material in respect to our total annual sales, nor are the changes, from time to time, significant.
RESEARCH ACTIVITIES; INTELLECTUAL PROPERTY
We believe success in our industries is driven by technology and innovation. Growing our businesses and maintaining our margins depends on our ability to introduce new products based on innovative technology, as well as our ability to obtain patent or other intellectual property protection. Our research and development programs emphasize development of new products and processes, improvement of existing products and processes and application of existing products and processes to new industries and uses. The programs with the highest risk-adjusted impacts garner the necessary resources for success.
Our world-class Global Technology Center in Cambridge, Massachusetts houses the product research activities of all three of our operating segments. The global marketing resources that we believe are essential to a successful product development process are also located with our research and development group in Cambridge. Overall, we have approximately 65 research and development employees based in Cambridge, Massachusetts.
Technologies developed by our Global Technology Center are customized for the regions and supported in the field by a network of Regional Technical Centers. This includes facilities in Sorocaba, Brazil; Singapore; Beijing, China; Atsugi, Japan; Epernon, France; Lügde, Germany; Norderstedt, Germany; and Heist, Belgium. Across all three segments, there are over 300 research and development and technical service employees in our Regional Technical Centers. Globally we have close to 11% of our workforce focused on technology. We believe the collective technical expertise, industry knowledge and professionalism of this team is a significant differentiator for us.
We file and patent applications internationally on a routine basis and obtain grants in numerous countries around the world in support of our products, formulations, manufacturing processes, equipment and improvements. We also benefit from technological and commercial advantages protected under trade secret laws, including know-how and other proprietary information relating to many of our products, technologies and internal quality control and testing methodologies. Entering 2016, we have over 800 active patents and patent applications in a number of countries around the world, including approximately 150 in the U.S. During the past five years, we have averaged approximately 5-10 U.S. patent issuances per year, with similar results in other countries in which we have filed counterpart patent applications. The average number of patents filed and granted could go up or down from year to year, depending on various factors, some of which may not be within our control. It is our intent to continue to file for patents to protect our proprietary innovations and investments in research.
Research and development expenses were approximately $22.3 million in 2015, $27.9 million in 2014 and $24.3 million in 2013. These amounts include depreciation and amortization expenses related to research and development and expenses incurred in funding external research projects. The amount of research and development expenses relating to government -and customer- sponsored projects (rather than projects that we sponsor) was not material during these periods.
ENVIRONMENT, HEALTH AND SAFETY MATTERS
We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that certain responsible parties, as defined in the relevant statute, fund remediation actions regardless of legality of original disposal or ownership of a disposal site. We are involved in remediation actions to address hazardous wastes or other materials as required by U.S. federal, state and local and foreign laws.
We continuously seek to improve our environment, health and safety performance. We have expended funds to comply with environmental laws and regulations and expect to continue to do so in the future. The following table sets forth our expenditures in the past three years and our estimated expenditures in 2016 and 2017, for (i) environmental, health and safety (EH&S) operating costs and waste disposal; (ii) capital expenditures for EH&S related investments; and (iii) site remediation:

Year (In millions)	EH&S Operating Costs and Waste Disposal	Capital Expenditures	Site Remediation
2013	$4.8	$1.9	$1.0
2014	4.8	2.4	0.6
2015	4.7	4.4	0.4
2016	4.9	4.6	0.2	*
2017	5.2	5.0	0.1	*
___________________________________________________________________________________________________________________

*
Amounts are based on site remediation matters for which sufficient information is available to estimate remediation costs. We do not have sufficient information to estimate all of our possible future remediation costs. As we receive new information, our estimate of remediation costs may change materially.

EMPLOYEE RELATIONS
As of December 31, 2015, we had approximately 2,900 employees, of which approximately 680 were employed in the United States. Of our total employees, approximately 2,400 were salaried and 500 were hourly.
Approximately 85 of our manufacturing employees in the United States are represented for collective bargaining purposes by five different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.
We have works councils representing the majority of our European sites serving approximately 150 employees.
AVAILABLE INFORMATION
We maintain an Internet website at www.gcpat.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or "SEC." Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings or you may read and copy any materials that we file with the SEC at its Public Reference Room, located at 100 F Street, NE, Washington, DC 02549. These reports may be accessed through our website's investor relations page.
In addition, the charters for the Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees of our Board of Directors, our corporate governance guidelines and code of ethics are available, free of charge, on our website at http://investor.gcpat.com/corporate-governance/governance-documents. Printed copies of the charters, governance guidelines and code of ethics may be obtained free of charge by contacting GCP Shareholder Services at (617) 876-1400.The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item 1A.    RISK FACTORS
Our operations are subject to a number of risks, including those listed below. When considering investments in our company, you should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. The risk factors generally have been separated into three groups: (1) risks relating to our business, (2) risks relating to the Separation and (3) risks relating to the ownership of company common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting the Company and our business in each of these categories of risks. However, the risks and uncertainties the Company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case or in the case that an additional risk or uncertainty not presently known to us or that we currently believe to be immaterial develops into actual events, the trading price of our common stock could decline.
Risks Relating to Our Business
We face significant competition and, if we are not able to respond to competition, our revenues may decrease.
We face significant competition from a variety of competitors in each of our markets. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do. New competitors also could enter our markets and certain of our customers could decide to self-manufacture or otherwise enter our markets. We consider product quality, performance, customer service, on-time delivery, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, could adversely affect our competitive position, leading to a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition or results of operations.
The length and depth of product and industry business cycles in our segments may result in periods of reduced sales, earnings and cash flows, and portions of our business are subject to seasonality and weather-related effects.
Our operating segments are sensitive to the cyclical nature of the industries they serve. Our construction business is cyclical in response to economic conditions and construction demand and is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months. Our packaging products are affected by seasonal and weather-related factors including the consumption of beverages and the size and quality of food crops.
If we are not able to continue our technological innovation and successful introduction of new products, our customers may turn to other suppliers to meet their requirements.
The specialty chemicals industry and the end-use applications into which we sell our products experience ongoing technological change and product improvements. A key element of our business strategy is to invest in research and development activities with the goal of introducing new high-performance, technically differentiated products. We may not be successful in developing new technology and products that successfully compete with products introduced by our competitors, and our customers may not accept or may have lower demand for, our new products. If we fail to keep pace with evolving technological innovations or fail to improve our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

Prices for certain raw materials are volatile and can have a significant effect on our manufacturing and supply chain strategies as we seek to maximize our profitability. If we are unable to successfully adjust our strategies in response to volatile raw materials prices, such volatility could have a negative effect on our earnings in future periods.
We use petroleum-based materials, natural gas derivatives and other materials in the manufacture of our products. Prices for these materials are volatile and can have a significant effect on our pricing, sales, manufacturing and supply chain strategies as we seek to maximize our profitability. Our ability to successfully adjust strategies in response to volatile raw material prices by increasing prices, reducing costs or taking other actions is a significant factor in maintaining or improving our profitability. If we are unable to successfully adjust our strategies in response to volatile prices, such volatility could have a negative effect on our sales and earnings in future periods.
A substantial portion of our raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. We attempt to manage exposure to price volatility of major commodities through:

•	long-term supply contracts;

•	customer contracts that permit adjustments for changes in prices of commodity-based materials and energy; and

•	forward buying programs that layer in our expected requirements systematically over time;
Although we regularly assess our exposure to raw material price volatility, we cannot always predict the prospects of volatility and we cannot always cover the risk in a cost-effective manner.
We have a policy of maintaining, when available, multiple sources of supply for raw materials. However, certain of our raw materials may be provided by single sources of supply. We may not be able to obtain sufficient raw materials due to unforeseen developments that would cause an interruption in supply. Even if we have multiple sources of supply for raw materials, these sources may not make up for the loss of a major supplier.
The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
We operate our business on a global scale with approximately 64% of our 2015 sales outside the United States. We operate in over 40 countries and in over 30 currencies. We currently have many production facilities, technical centers and administrative and sales offices located outside North America, including facilities and offices in Europe, the Middle East, Africa, Asia Pacific and Latin America. We expect non-U.S. sales to continue to represent a substantial majority of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and economic conditions as well as regulatory requirements of many jurisdictions. Risks inherent in non-U.S. operations include the following:

•	commercial agreements may be more difficult to enforce and receivables more difficult to collect;

•	intellectual property rights may be more difficult to enforce;

•	we may experience increased shipping costs, disruptions in shipping or reduced availability of freight transportation;

•	we may have difficulty transferring our profits or capital from foreign operations to other countries where such funds could be more profitably deployed;

•	we may experience unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	some foreign countries have adopted, and others may impose, additional withholding taxes or other restrictions on foreign trade or investment, including currency exchange and capital controls;

•	foreign governments may nationalize private enterprises;

•
our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities;

•	we may be affected by unexpected adverse changes in foreign laws or regulatory requirements; and

•	unanticipated events, such as geopolitical changes, could adversely affect our foreign operations.
Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
In particular, our ability to manage our Venezuelan operations has been and will continue to be negatively affected by difficult conditions in Venezuela, including continuing high inflation and the significant devaluation of the Venezuelan bolivar. Government regulations regarding price increases limit our ability to offset the effects of high inflation and the currency devaluations. Import authorization controls and the limited availability of foreign exchange limit our ability to import raw materials needed for the production of our products. In addition, labor laws limit our ability to manage overhead costs and, at times, production has been negatively impacted by local labor issues. Additional government actions, including in the form of further currency devaluations or effective devaluations or continued or worsening import authorization controls, foreign exchange or price or profit controls could have further adverse impacts on our business, results of operations, cash flows and financial condition, as could further deterioration in the Venezuelan economy resulting from the decline in the price of oil or from other factors.
We have no assurance that we will be able to sustain operations in Venezuela. Economic factors as well as further government actions affecting our ability to do business (including the possibility of nationalization, expropriation of assets or other similar actions) could affect both our results of operations as well as our accounting presentation for the Venezuelan business. Specialty Construction Chemicals and Darex Packaging Technologies have operated in Venezuela for several decades with sales in that country representing approximately 8% of each segment’s sales in 2015. The future sales of our Venezuelan subsidiary are expected to be immaterial after September 30, 2015 due to Venezuela's currency devaluation.
For additional information regarding these and other risks associated with our operations in Venezuela, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Certain of our customer relationships outside of the United States are with governmental entities and we could be materially and adversely affected by violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws in non-U.S. jurisdictions.
The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because certain of our customer relationships outside of the United States are with governmental entities, we are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

We are exposed to currency exchange rate changes that impact our profitability.
We are exposed to currency exchange rate risk through our U.S. and non-U.S. operations. Changes in currency exchange rates may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same region and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. When the U.S. dollar strengthens against other currencies, at a constant level of business, our reported sales, earnings, assets and liabilities are reduced because the non-U.S. currencies translate into fewer U.S. dollars. In addition, since we manufacture a portion of our construction products and packaging products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar, the euro and the currencies of other advanced economies in which we purchase raw materials, may adversely affect our raw material costs.
We incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction risks effectively or volatility in currency exchange rates may expose our financial condition or results of operations to significant additional risk.
Following the Separation, we will have debt obligations that could restrict our business, adversely impact our financial condition, results of operations or cash flows or restrict our ability to return cash to shareholders.
As of December 31, 2015, we had $68.0 million of unsecured indebtedness outstanding. Immediately following the Separation, we had a total combined indebtedness for borrowed money of approximately $826 million, including approximately $750 million borrowed, in part, to pay a distribution to Grace prior to the Separation. The amount of and terms governing the Company's indebtedness may have material effects on our business, including to:

•
require us to dedicate a substantial portion of our cash flow to debt payments, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development, distributions to holders of company common stock and other purposes;

•	restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;

•	limit our flexibility in planning for or reacting to, changes in our business and the industries in which we operate;

•	increase our vulnerability to adverse economic, credit and industry conditions, including recessions;

•	make it more difficult for us to satisfy our debt service and other obligations;

•	place us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•	limit our ability to borrow additional funds or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other purposes.
We may also incur substantial additional indebtedness in the future. If we incur additional debt, the risks related to our indebtedness may intensify.

We require liquidity to service the Company's debt and to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses.
Our ability to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses, including repayment of our debt, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot be certain that our businesses will generate sufficient cash or that future borrowings will be available to us in amounts sufficient to fund all of our requirements. If we are unable to generate sufficient cash to fund all of our requirements, we may need to pursue one or more alternatives, such as to:

•	reduce or delay planned capital expenditures, research and development spending or acquisitions;

•	obtain additional financing or restructure or refinance all or a portion of our debt on or before maturity;

•	sell assets or businesses; and

•	sell additional equity.
Any reduction or delay in planned capital expenditures, research and development spending or acquisitions or sale of assets or businesses may materially and adversely affect our future revenue prospects. In addition, we cannot be certain that we will be able to raise additional equity capital, restructure or refinance any of our debt or obtain additional financing on commercially reasonable terms or at all.
Restrictions imposed by agreements governing our indebtedness may limit our ability to operate our business, finance our future operations or capital needs or engage in other business activities. If we fail to comply with certain restrictions under these agreements, our debt could be accelerated and the Company may not have sufficient cash to pay the accelerated debt.
The agreements governing our indebtedness may contain various covenants that we expect may limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur certain liens;

•	enter into sale and leaseback transactions; and

•	consolidate, merge or sell all or substantially all of our assets or the assets of our guarantors.
As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our flexibility to operate our business. A failure to comply with the restrictions contained in these agreements, including maintaining the financial ratios that we expect to be required by our credit facilities, could lead to an event of default which could result in an acceleration of the indebtedness. We cannot assure you that our future operating results will be sufficient to enable us to comply with the covenants contained in the agreements that we expect to govern our indebtedness or to remedy any such default. In addition, in the event that repayment of our debt is accelerated pursuant to the terms of these agreements, we may not have or be able to obtain sufficient funds to make such accelerated payments.
Our indebtedness exposes us to interest expense increases if interest rates increase.
As of the Separation, we had approximately $301 million, or 36%, of our borrowings, at a variable interest rates and exposed us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. An increase of 1% in the interest rates payable on the variable rate indebtedness at the time of the Separation and distribution would increase our annual estimated debt-service requirements by approximately $3 million, assuming our consolidated variable interest rate indebtedness outstanding as of the time of the Separation and distribution remains the same.

We have unfunded and underfunded pension plan liabilities. We will require future operating cash flow to fund these liabilities. We have no assurance that we will generate sufficient cash to satisfy these obligations.
We maintain U.S. and non-U.S. defined benefit pension plans covering current and former employees who meet or met age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
When consistent with our business strategies, we intend to pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions and even if completed, the transactions may not achieve the earnings, cash flow or returns on investment that we had contemplated.
We have recently completed a number of acquisitions that we believe will contribute to our future success. We intend to continue to pursue opportunities to buy other businesses or technologies that could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities or, if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of management's attention from our existing businesses to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process;

•	failure of the acquired business to achieve expected operational objectives; and

•	our possible inability to achieve the intended objectives of the transaction.
In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or their employees. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.
Our results of operations could be adversely affected by warranty claims and product liability.
We provide standard warranties that our products perform according to their specifications and do not have material defects. In particular, for a limited number of high value construction projects we warrant the performance of some products for periods of 10 to 20 years. Our products are generally sold to the commercial construction, residential construction and food packaging industries and they often constitute an integral part of our customers’ products. If our products do not meet specifications, are otherwise defective, or are used contrary to our instructions or in applications for which they are not designed, they may contribute to damage to our customers’ products, the end users of our customers’ products and buildings and other installations that contain our products.  Although we take measures to avoid product defects and instruct our customers on the proper use of our products, if a substantial warranty claim or product liability lawsuit is brought against us, the cost of defending the claim or lawsuit could be significant and any adverse determination could have a material adverse effect on our results of operations.
We manufacture and sell products into many global jurisdictions where our efforts to contractually limit our liability (e.g. by defining a maximum liability, disclaiming implied or other statutory forms of liability or by waiving certain types of damages, including consequential, indirect and non-proximately caused damages) may not be enforceable or may be found by a court to not apply in a particular situation.

We work with dangerous materials that can injure our employees, damage our facilities and disrupt our operations.
Some of our operations involve the handling of hazardous materials that may pose the risk of fire, explosion or the release of hazardous substances. Such events could result from terrorist attacks, natural disasters or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. These events might cause a temporary shutdown of an affected plant or portion thereof, and we could be subject to penalties or claims as a result. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.
We may be required to spend large amounts of money for environmental compliance.
As a manufacturer of specialty chemicals and specialty materials, we are subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. We expend funds to comply with such laws and regulations and have established a policy to minimize our emissions to the environment. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) make it difficult for us to project future spending for these purposes and if there is an acceleration in new regulatory requirements, we may be required to expend additional funds to remain in compliance.
Some of our employees are unionized, represented by works councils or employed subject to local laws that are less favorable to employers than the laws in the United States.
As of December 31, 2015, we had approximately 2,900 total employees, of which 680 were employed in the United States. Of our total U.S. employees, approximately 85 are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.
We may be subject to claims of infringement of the intellectual property rights of others, which could hurt our business or financial performance.
From time to time, we face claims from our competitors or others alleging that our processes or products infringe or otherwise misappropriate their intellectual property rights. Any claims that our products or processes infringe or misappropriate the intellectual property rights of others, regardless of the merit or resolution of the claims, could cause us to incur significant costs in responding to, defending and resolving the claims, and may divert the efforts and attention of our management and technical personnel from our business. If we are found to be infringing or misappropriating intellectual property of others, we may be liable for damages, including damages that may have occurred from our customers using any infringing products, and we may be required to change our processes, redesign our products, pay others to use the technology or stop using the technology or producing the infringing product or otherwise exploiting the misappropriated intellectual property. Even if we ultimately prevail, the existence of the lawsuit could prompt our customers to switch to products that are not the subject of infringement or misappropriation suits.
We are subject to business continuity risks associated with centralization of certain administrative functions.
We have centralized certain administrative functions in a few designated centers around the world, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted.

A failure of our information technology infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our information technology (IT) infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business.
We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Risks Relating to the Separation
We have no history operating as an independent public company. We will incur significant costs to create the corporate infrastructure necessary to operate as an independent public company, and we may experience increased ongoing costs in connection with being an independent public company.
We have historically used Grace’s corporate infrastructure to support our business functions, including information technology systems. Previously, the expenses related to establishing and maintaining this infrastructure were spread among all of Grace’s businesses. Following the Separation and after the expiration of the Transition Services Agreement, we will no longer have access to Grace’s infrastructure, and we will need to establish our own. We expect to incur costs beginning in 2015 to establish necessary standalone infrastructure.
Grace previously performed many important corporate functions for us, including some information technology, treasury, tax administration, accounting, financial reporting, human resources, compensation, legal and other services. Following the Separation, Grace continues to provide some of these services to us on a transitional basis, generally for a period of up to 18 months, pursuant to the Transition Services Agreement. Grace may not successfully execute all these functions during the transition period or we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operation and cash flows. In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical combined financial statements or that we have agreed to pay Grace during the transition period. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, financial condition, results of operations and cash flows.
During fiscal year 2015 and prior to the Separation, we were not directly subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” However, since the Separation, we have become directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require, annual management assessments of the effectiveness of our internal control over financial reporting and a report by the Company's independent registered public accounting firm addressing the effectiveness of these controls. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.
We may not realize the potential benefits from the Separation, and our historical combined financial statements are not necessarily indicative of our future performance.
We may not realize the potential benefits we expect from our Separation from Grace. In addition, we will incur significant costs, including those described below, which may exceed our estimates, and we will incur some negative effects from our Separation from Grace, including loss of access to some of the financial, managerial and professional resources from which we have benefited in the past.
Our historical combined financial statements are not necessarily indicative of our future financial condition, future results of operations or future cash flows, nor does it reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented. The historical combined financial statements are not necessarily indicative of our future financial condition, results of operations or cash flows primarily because of the following factors:

•
Our historical combined financial statements reflect allocations of expenses for services historically provided by Grace, and those allocations may be significantly lower than the comparable expenses we would have incurred as an independent company;

•
Our working capital requirements historically have been satisfied as part of Grace’s corporate-wide cash management programs, and our cost of debt and other capital may significantly differ from that reflected in our historical combined financial statements;

•
The historical combined financial statements may not fully reflect the costs associated with the Company being an independent public company, including significant changes that may occur in our cost structure, management, financing arrangements and business operations as a result of our Separation from Grace including all the costs related to being an independent public company; and

•	The historical combined financial statements may not fully reflect the effects of certain liabilities that we will incur or assume.
Our historical combined financial statements may not give effect to various ongoing additional costs we may incur in connection with being an independent public company. Accordingly, our historical combined financial statements do not reflect what our financial condition, results of operations or cash flows would have been as an independent public company and is not necessarily indicative of our future financial condition or future results of operations.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical combined financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.
If the distribution and certain related transactions fail to qualify under applicable Internal Revenue Code provisions, Grace, the Company and Grace shareholders could be subject to significant tax liabilities and, in certain circumstances, the Company could be required to indemnify Grace for material taxes and other related amounts pursuant to indemnification obligations under the Tax Sharing Agreement.
As a condition to the distribution that effected the Separation, Grace was required to receive an opinion of counsel, in form and substance satisfactory to Grace in its sole discretion, regarding the U.S. federal income tax treatment of the distribution and certain related transactions. The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Grace and us, including those relating to our and Grace's past and future conduct. If any of these representations, statements or undertakings were, or become, inaccurate or incomplete, or if Grace or we breach any of its or our covenants in the Separation documents, such as the Tax Sharing Agreement, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding the opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the distribution and certain related transactions failed to qualify under applicable Internal Revenue Code provisions if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel were based were false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
If the distribution is determined to fail to qualify under applicable Internal Revenue Code provisions, then, in general, Grace may recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value (unless Grace and GCP jointly make an election under Section 336(e) of the Internal Revenue Code (the “Code”) with respect to the distribution, in which case, in general, we would (i) recognize taxable gain as if we had sold all of our assets in a taxable sale in exchange for an amount equal to the fair market value of our common stock and the assumption of all of our liabilities and (ii) obtain a related step up in the basis of our assets), and Grace shareholders at the time of the distribution who received shares of our common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the Tax Sharing Agreement entered into between Grace and GCP, we may be required to indemnify Grace against any additional taxes and related amounts resulting from (1) an acquisition under certain circumstances of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) other actions that we may take or fail to, or (3) any of our representations or undertakings made in connection with the Separation and the distribution being incorrect or violated. Any such indemnity obligations could be material. In addition, Grace, GCP and our respective subsidiaries may incur certain tax costs in connection with the Separation, including non-U.S. tax costs resulting from Separations in non-U.S. jurisdictions, which may be material.
U.S. federal income tax consequences may restrict our ability to engage in desirable strategic or capital-raising transactions following the distribution.
Under current law, a Separation can be rendered taxable to the parent corporation and its shareholders as a result of certain post-separation acquisitions of shares or assets of the spun-off corporation. For example, a separation may result in taxable gain to the parent corporation under Section 355(e) of the Tax Code if the Separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons, directly or indirectly, acquire shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation. To preserve the U.S. federal income tax treatment of the Separation and distribution, and in addition to our indemnity obligation described immediately above, the Tax Sharing Agreement restricts GCP, for the two-year period following the distribution, except in specified circumstances, from:

•	Entering into any transaction pursuant to which all or a portion of our assets or shares of our common stock would be acquired, whether by merger or otherwise;

•	Issuing GCP equity securities beyond certain thresholds;

•	Repurchasing our shares other than in certain open-market transactions;

•	Ceasing to actively conduct or run certain of our businesses; or

•	Taking or failing to take any other action that jeopardizes the expected U.S. federal income tax treatment of the Separation and certain related transactions.
These restrictions may limit our ability to pursue certain equity issuances, strategic transactions or other transactions that may maximize the value of our business.
In connection with the Separation, Grace has agreed to indemnify the Company for certain liabilities and we have agreed to indemnify Grace for certain liabilities. If the Company is required to act on these indemnities to Grace, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. The Grace indemnity may not be sufficient to insure the Company against the full amount of liabilities for which it may be allocated responsibility, and Grace may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement and the Tax Sharing Agreement, Grace agreed to indemnify us for certain liabilities, and we agreed to indemnify Grace for certain liabilities, and we agreed to indemnify Grace in each case for uncapped amounts, as discussed further in “Certain Relationships and Related Transactions-Agreements with Grace.” Indemnities that we may be required to provide Grace are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the U.S. federal income tax treatment of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities that Grace has agreed to retain. Further, the indemnity from Grace may not be sufficient to protect us against the full amount of such liabilities, and Grace may not be able to fully satisfy its indemnification obligations in the future. Moreover, even if we ultimately succeed in recovering from Grace any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

After the Separation, certain of Grace’s insurance policies may not cover us for losses associated with occurrences prior to the Separation.
In connection with the Separation, we entered into agreements with Grace to address several matters associated with the Separation, including insurance coverage. After the Separation, some of Grace’s insurance policies may not cover us for certain losses associated with occurrences prior to the Separation.
Several members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of shares of common stock of Grace.
Several members of our Board of Directors and management own common stock of Grace and/or stock options to purchase common stock of Grace or other equity-based awards because of their current or prior relationships with Grace, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for Grace and our Company. See “Management.”
Transfer or assignment to us of certain contracts, investments in joint ventures and other assets may require the consent of a third party. If such consent is not given, the Company may not be entitled to the benefit of such contracts, investments and other assets in the future.
The Separation and Distribution Agreement provides that in connection with the Separation from Grace, a number of contracts with customers, suppliers, landlords and other third-parties were to be assigned from Grace or its affiliates to us or our affiliates. However, some of these contracts require the contractual counterparty’s consent to such an assignment. Similarly, in some circumstances, we and one or more business units of Grace are joint beneficiaries of contracts, and we will need to enter into a new agreement with the third-party to replicate the contract or assign the portion of the contract related to our business. It is possible that some parties may use the requirement of a consent or the fact that the Separation is occurring to seek more favorable contractual terms from us or to seek to terminate the contract. If (1) we are unable to complete the assignments in a timely manner, (2) we enter into new agreements on significantly less favorable terms, or (3) if the contracts are terminated, we may be unable to obtain the benefits, assets and contractual commitments which are intended to be allocated to us as part of the Separation from Grace. The failure to timely complete the assignment of existing contracts, or the negotiation of new arrangements, with any of our large customers or key suppliers (including those that are single source or limited source suppliers), or a termination of any of those arrangements, could negatively impact our financial condition and future results of operations.
Risks Relating to Ownership of GCP Common Stock
Our share price may fluctuate significantly.
The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings results or those of other companies in the industry;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of shareholders or changes by securities analysts in their estimates of our future earnings;

•	announcements made by us or our customers, suppliers or competitors;

•	changes in laws or regulations which adversely affect us or our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of company common stock by shareholders;

•	future issuances of our common stock by us; and

•	the other factors described in these “Risk Factors” and other parts of this Annual Report on Form 10-K.

A large number of the Company’s shares are or will be eligible for future sale, which may cause the market price for company common stock to decline.
Upon completion of the Separation and distribution, we had outstanding an aggregate of 70,538,445 shares of common stock. Virtually all of those shares were freely tradeable without restriction or registration under the Securities Act of 1933, as amended. We are unable to predict whether large amounts of our common stock will be sold in the open market following the Separation and distribution. We are also unable to predict whether a sufficient number of buyers would be in the market at that time. It is possible that Grace shareholders have sold or will sell the shares of company common stock they received in the distribution for various reasons. For example, such shareholders may not believe that our business profile or our level of market capitalization as an independent company fits their investment objectives. The sale of significant amounts of our common stock or the perception in the market that this will occur may lower the market price of our common stock.
Provisions in the Company’s corporate documents, the Tax Sharing Agreement and Delaware law could delay or prevent a change-in-control of the Company, even if that change may be considered beneficial by some Company shareholders.
The existence of some provisions in our certificate of incorporation, our bylaws and of Delaware law could discourage, delay or prevent a change in control of the Company that a shareholder may consider favorable. These include provisions:

•
authorization of a large number of shares of common stock that are not yet issued, which may permit our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of the Company's management, or which could be used to dilute the stock ownership of persons seeking to obtain control of the Company;

•	prohibition on shareholders calling special meetings and taking action by written consent;

•	advance notice requirements for nominations of candidates for election to the Company's Board of Directors and for proposing matters to be acted on by shareholders at the annual shareholder meetings;

•	the temporary classification of our Board of Directors; and

•	supermajority voting requirements for certain amendments to the Company’s certificate of incorporation or shareholder proposals for amendments to the Company’s bylaws.
In addition, since the Separation, the Company has been and is subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by the Company's Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of company common stock.
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing the Board of Directors with more time to assess any acquisition proposal as compared to its long term plan as a standalone company. However, these provisions apply even if a proposal may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of GCP and our shareholders.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. For a discussion of Section 355(e). The Company may not be able to engage in desirable strategic or capital-raising transactions following the distribution. Under the Tax Sharing Agreement, the Company would be required to indemnify Grace for any resulting tax and related amounts, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
The Company may issue preferred stock with terms that could dilute the voting power or reduce the value of company common stock.
Our certificate of incorporation authorizes it to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of company common stock. For example, we could grant holders of preferred stock the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of the common stock.
The Company does not expect to pay any cash dividends for the foreseeable future.
We currently intend to retain future earnings to finance our business. As a result, GCP does not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends by GCP will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or other currently unknown reasons. If we do not pay dividends, the price of our common stock must appreciate in order for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
We operate manufacturing plants and other facilities (including offices, warehouses, labs and other service facilities) throughout the world. Some of these plants and facilities are shared among our operating segments. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that, after taking planned expansion into account, the productive capacity of our plants and other facilities is generally adequate for current operations. The tables below summarize our primary facilities by operating segment and region as of December 31, 2015:

	Number of Facilities*
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	13	7	22	11	53
Specialty Building Materials	5	4	5	—	14
Darex Packaging Technologies	2	6	5	7	20
___________________________________________________________________________________________________________________

*	Shared facilities are counted in all applicable operating segments. The total number of facilities included in the above table, without regard to sharing amongst operating segments, is 65.

	Number of Facilities—Leased*
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	4	3	18	7	32
Specialty Building Materials	—	3	4	—	7
Darex Packaging Technologies	—	1	2	4	7
___________________________________________________________________________________________________________________

*	Shared facilities are counted in all applicable operating segments.

	Number of Facilities—Owned*
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	9	4	4	4	21
Specialty Building Materials	5	1	1	—	7
Darex Packaging Technologies	2	5	3	3	13
___________________________________________________________________________________________________________________

*	Shared facilities are counted in all applicable operating segments.
We own our principal facilities. With respect to our other facilities, we either own, lease or hold them under a land lease arrangement. Our corporate headquarters is in Cambridge, Massachusetts, and we also lease and operate a shared services facility in Manila, Philippines. Our largest facilities are located in Chicago, Illinois; Cambridge, Massachusetts; and Mount Pleasant, Tennessee. We also have numerous smaller locations around the world. SCC requires a greater number of facilities to service its customers than SBM or Darex as many of its products are water-based and are delivered to numerous distributors, concrete production locations, cement production locations, and job sites. See Note 3 to the annual Combined Financial Statements.
In connection with the prior W. R. Grace & Co. credit agreement, Grace entered into security agreements with respect to our Mount Pleasant, Tennessee, facility. We have entered into security agreements with respect to our United States facilities in Cambridge, Massachusetts, and Mount Pleasant, Tennessee. For a description of our credit agreement see Item 8 Financial Statements and Supplementary Data, Note 16 (Subsequent Event) to the Combined Financial Statements.

Item 3.    LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. We do not believe that the ultimate resolution of any of these legal actions is likely to be material to GCP’s financial condition or results of operations.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "GCP." The high and low market price per share of our common stock as reported by the NYSE for each full quarterly period of fiscal years 2015 and 2014 are not provided as the common stock of GCP Applied Technologies Inc. did not begin "regular way" trading on the NYSE until February 4, 2016. On February 29, 2016, we had 4,993 stockholders of record of our common stock. From February 4, 2016 through February 29, 2016, the highest market price paid for our common stock on the NYSE was $18.03 per share and the lowest market price for our common stock on the NYSE was $15.49 per share.
Since the Separation, we have not paid a dividend to holders of our common stock. Further, we currently intend to retain future earnings to finance our business. As a result, we do not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends to our shareholders will be made by our Board of Directors from time to time in accordance with applicable law.
Recent Sales of Unregistered Equity Securities
None
Issuer Purchases of Equity Securities
None
Item 6.    SELECTED FINANCIAL DATA
The following selected historical combined financial data below should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ our historical combined financial statements and the related notes appearing in Item 8 “Combined Financial Statements and Supporting Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected combined financial data in this section are not intended to replace the combined financial statements and are qualified in their entirety by the combined financial statements and related notes included in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
(in millions, except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations
Net sales	$1,418.6	$1,480.4	$1,442.3	$1,409.2	$1,364.0
Net income	40.9	135.5	111.3	86.3	60.3
Net (income) loss attributable to noncontrolling interests	(0.8)	(1.2)	(1.6)	(1.1)	0.6
Net income attributable to GCP	40.1	134.3	109.7	85.2	60.9

Basic and diluted earnings per share (1):
Net income attributable to GCP	0.57	1.90	1.56	1.21	0.86
Basic and diluted shares	70.5	70.5	70.5	70.5	70.5

Financial Position
Total assets	833.1	981.5	986.4	966.3	900.4
Long-term debt	—	—	4.5	11.4	0.1
Long-term debt—related party	—	—	9.3	20.1	8.8
_____________________________________________________________________________
(1) GCP Earnings per share for 2015, 2014 and 2013 were calculated using the shares that were distributed to Grace shareholders immediately following the Separation. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no GCP equity awards outstanding prior to the Separation.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See "Analysis of Operations" for a discussion of our non-GAAP performance measures. Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund.
Separation from Grace
On February 5, 2015, W. R. Grace & Co. announced its intent to separate the business, assets and liabilities associated with the Grace Construction Products operating segment and the Darex Packaging Technologies business (collectively, "GCP") into an independent publicly-traded company. Subject to satisfaction of specified conditions, the Separation was accomplished by way of the distribution to holders of shares of W. R. Grace & Co. common stock of all of the shares of common stock of GCP Applied Technologies Inc., a Delaware corporation (the "Company"). As used in these notes, the term "Grace" refers to W. R. Grace & Co. and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. On January 27, 2016, we entered into a separation agreement pursuant to which Grace agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the outstanding shares of our common stock (the "Distribution"). Under the Distribution, one share of our common stock was distributed for each share of Grace common stock held as of the close of business on January 27, 2016. No fractional shares were distributed. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange.
Summary Description of the GCP Business
We are engaged in the production and sale of specialty construction chemicals, specialty building materials and packaging products through three operating segments:

•
Specialty Construction Chemicals. Specialty Construction Chemicals (SCC) provides products, technologies, and services that reduce the cost and improve the performance of cement, concrete, mortar, masonry and other cementitious based construction materials.

•
Specialty Building Materials. Specialty Building Materials (SBM) produces and sells sheet and liquid membrane systems and other products that protect both new and existing structures from water, air, and vapor penetration, and from fire damage. We also manufacture and sell specialized cementitious and chemical grouts used for soil consolidation and leak-sealing applications.

•	Darex Packaging Technologies. Darex Packaging Technologies (Darex) produces and sells sealants and coatings for consumer and industrial applications to protect the integrity of packaged products.
We are a global industry leader in each of our operating segments and expect to remain so following our separation from Grace. See "Business—Business Overview" in this Annual Report on Form 10-K for a summary description of our business.
Non-GAAP Financial Measures
The non-GAAP financial measures described below are supplemental measures of our performance and are not required by, or presented in accordance with, GAAP.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense; income taxes; restructuring expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to certain product lines and other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization.

We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.
We define Adjusted Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs and loss in Venezuela included in cost of goods sold.
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it better measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our restructuring activities.
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Return On Invested Capital and Adjusted Gross Margin do not purport to represent income measures as defined under GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses. We have provided in the following tables a reconciliation of Adjusted EBIT to Net Income attributable to GCP, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to income and expenses from restructuring activities, which historically has been a material component of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income measured under GAAP for a complete understanding of our results of operations.
Results of Operations
2015 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2015 compared with the prior year.

•	Net sales decreased 4.2% to $1,418.6 million.

•	Adjusted Gross Margin increased 250 basis points to 37.9%.

•	Gross profit margin increased 60 basis points to 36.4%.

•	Adjusted EBIT increased 16.0% to $226.7 million or 16.0% of sales.

•	Net income decreased 70.1% to $40.1 million.
2014 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2014 compared with the prior year.

•	Net sales increased 2.6% to $1,480.4 million.

•	Adjusted Gross Margin increased 10 basis points to 35.4%.

•	Gross profit margin increased 100 basis points to 35.8%.

•	Adjusted EBIT increased 0.3% to $195.4 million or 13.2% of sales.

•	Net income increased 22.4% to $134.3 million.

Analysis of Operations for 2015, 2014, and 2013
We have set forth in the table below our key operating statistics with percentage changes for the years ended December 31, 2015, 2014, and 2013. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Analysis of Operations (In millions)	2015	2014	% Change	2013	% Change
Net sales:
Specialty Construction Chemicals	$694.3	$726.3	(4.4)%	$688.1	5.6%
Specialty Building Materials	398.1	379.3	5.0%	370.1	2.5%
Darex Packaging Technologies	326.2	374.8	(13.0)%	384.1	(2.4)%
Total GCP net sales	$1,418.6	$1,480.4	(4.2)%	$1,442.3	2.6%
Net sales by region:
North America	$538.2	$503.9	6.8%	$488.2	3.2%
Europe Middle East Africa (EMEA)	341.1	396.0	(13.9)%	385.2	2.8%
Asia Pacific	329.6	349.7	(5.7)%	335.6	4.2%
Latin America	209.7	230.8	(9.1)%	233.3	(1.1)%
Total net sales by region	$1,418.6	$1,480.4	(4.2)%	$1,442.3	2.6%
Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$83.7	$72.4	15.6%	$62.8	15.3%
Specialty Building Materials segment operating income	99.6	75.7	31.6%	76.9	(1.6)%
Darex Packaging Technologies segment operating income	72.8	74.1	(1.8)%	79.6	(6.9)%
Corporate costs	(24.3)	(19.3)	(25.9)%	(19.1)	(1.0)%
Certain pension costs(B)	(5.1)	(7.5)	32.0%	(5.3)	(41.5)%
Adjusted EBIT	226.7	195.4	16.0%	194.9	0.3%
Pension MTM adjustment and other related costs, net	(15.0)	18.6		(14.4)
Restructuring expenses and asset impairments	(11.6)	(18.3)		(7.4)
Currency and other financial losses in Venezuela	(73.2)	(1.0)		(6.9)
Interest expense, net	(2.5)	(4.8)	47.9%	(4.9)	2.0%
Provision for income taxes	(84.3)	(55.6)	(51.6)%	(51.6)	(7.8)%
Net income attributable to GCP	$40.1	$134.3	(70.1)%	$109.7	22.4%

Analysis of Operations (In millions)	2015	2014	% Change	2013	% Change
Adjusted profitability performance measures:
Adjusted Gross Margin:
Specialty Construction Chemicals	35.2%	33.7%	1.5 pts	33.0%	0.7 pts
Specialty Building Materials	45.1%	41.7%	3.4 pts	42.0%	(0.3) pts
Darex Packaging Technologies	34.9%	32.3%	2.6 pts	32.8%	(0.5) pts
Adjusted Gross Margin	37.9%	35.4%	2.5 pts	35.3%	0.1 pts
Loss in Venezuela	(1.0)%	—%	NM	—%	0.0 pts
Pension costs in cost of goods sold	(0.5)%	0.4%	(0.9) pts	(0.5)%	0.9 pts
Total GCP	36.4%	35.8%	0.6 pts	34.8%	1.0 pts
Adjusted EBIT:
Specialty Construction Chemicals	$83.7	$72.4	15.6%	$62.8	15.3%
Specialty Building Materials	99.6	75.7	31.6%	76.9	(1.6)%
Darex Packaging Technologies	72.8	74.1	(1.8)%	79.6	(6.9)%
Corporate	(29.4)	(26.8)	(9.7)%	(24.4)	(9.8)%
Total GCP	226.7	195.4	16.0%	194.9	0.3%
Depreciation and amortization:
Specialty Construction Chemicals	$18.0	$18.5	(2.7)%	$19.9	(7.0)%
Specialty Building Materials	7.8	8.6	(9.3)%	8.1	6.2%
Darex Packaging Technologies	4.8	5.5	(12.7)%	5.1	7.8%
Corporate	1.2	1.4	(14.3)%	1.6	(12.5)%
Total GCP	31.8	34.0	(6.5)%	34.7	(2.0)%
Adjusted EBITDA:
Specialty Construction Chemicals	$101.7	$90.9	11.9%	$82.7	9.9%
Specialty Building Materials	107.4	84.3	27.4%	85.0	(0.8)%
Darex Packaging Technologies	77.6	79.6	(2.5)%	84.7	(6.0)%
Corporate	(28.2)	(25.4)	(11.0)%	(22.8)	(11.4)%
Total GCP	258.5	229.4	12.7%	229.6	(0.1)%
Adjusted EBIT margin:
Specialty Construction Chemicals	12.1%	10.0%	2.1 pts	9.1%	0.9 pts
Specialty Building Materials	25.0%	20.0%	5.0 pts	20.8%	(0.8) pts
Darex Packaging Technologies	22.3%	19.8%	2.5 pts	20.7%	(0.9) pts
Total GCP	16.0%	13.2%	2.8 pts	13.5%	(0.3) pts
Adjusted EBITDA margin:
Specialty Construction Chemicals	14.6%	12.5%	2.1 pts	12.0%	0.5 pts
Specialty Building Materials	27.0%	22.2%	4.8 pts	23.0%	(0.8) pts
Darex Packaging Technologies	23.8%	21.2%	2.6 pts	22.1%	(0.9) pts
Total GCP	18.2%	15.5%	2.7 pts	15.9%	(0.4) pts

Analysis of Operations (In millions)	2015	2014	2013
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$226.7	$195.4	$194.9
Invested Capital:
Trade accounts receivable	203.6	225.8	240.3
Inventories	105.3	122.9	104.7
Accounts payable	(109.0)	(112.3)	(118.3)
	199.9	236.4	226.7
Other current assets (excluding income taxes)	34.5	38.6	34.1
Properties and equipment, net	197.1	197.5	211.5
Goodwill	102.5	114.0	128.6
Technology and other intangible assets, net	33.3	44.0	54.1
Other assets	10.1	8.5	19.8
Other current liabilities (excluding income taxes, restructuring and accrued interest)	(96.9)	(95.0)	(93.1)
Other liabilities	(8.6)	(9.1)	(8.0)
Total invested capital	$471.9	$534.9	$573.7
Adjusted EBIT Return On Invested Capital	48.0%	36.5%	34.0%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	GCP segment operating income includes only GCP's share of income of consolidated and unconsolidated joint ventures.

(B)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. SCC, SBM, and Darex segment operating income and corporate costs do not include any amounts for pension expense. Other pension related costs including annual mark-to-market adjustments and actuarial gains and losses are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of the GCP businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and actuarial gains and losses relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of the GCP businesses.

NM—Not Meaningful

GCP Overview
Following is an overview of our financial performance for the years ended December 31, 2015, 2014, and 2013.
During these periods, we benefited from increased construction spending in North America, and to a lesser extent, increased construction spending in Asia Pacific. Sales volumes in Europe and Latin America have been weaker, particularly in Latin America where sales volumes have decreased most recently. We also benefited from relatively stable raw material costs through 2014, and from declining raw material costs in 2015, which contributed to the increase in gross margin in 2015. Currency changes, particularly the stronger U.S. dollar and weaker emerging region currencies, have had a significant negative effect on sales and earnings during this time period. We generally expect these demand trends to continue through 2016. We also expect currency changes, particularly in the emerging regions, to continue to have a negative effect on sales and earnings through 2016.
Net Sales and Adjusted Gross Margin
The following tables identify the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, and the impact of currency translation.

	2015 as a Percentage Increase (Decrease) from 2014
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
SCC	3.6%	4.7%	(12.7)%	(4.4)%
SBM	8.5%	1.1%	(4.6)%	5.0%
Darex	(4.0)%	3.9%	(12.9)%	(13.0)%
Net sales	2.9%	3.2%	(10.3)%	(4.2)%
By Region:
North America	7.8%	(0.2)%	(0.8)%	6.8%
Europe Middle East Africa (EMEA)	(0.1)%	—%	(13.8)%	(13.9)%
Asia Pacific	1.6%	(0.2)%	(7.1)%	(5.7)%
Latin America	(0.2)%	21.2%	(30.1)%	(9.1)%
Sales for 2015 decreased 4.2% overall compared with the prior year. The sales decrease was due to unfavorable currency translation (-10.3%) partially offset by improved pricing (+3.2%) and higher sales volumes (+2.9%). Unfavorable currency translation against the dollar, primarily in Europe, impacted all operating segments. Higher sales volumes in SCC and SBM were mostly offset by lower sales volumes in Darex. Pricing improved primarily in Venezuela in response to the weakening of the bolivar against the U.S. dollar and the euro.

We expect that continued strength of the U.S. dollar against the other currencies in which we do business will have an unfavorable impact on sales in the 2016 first quarter.

	2014 as a Percentage Increase (Decrease) from 2013
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total
SCC	6.3%	2.7%	(3.4)%	5.6%
SBM	0.8%	2.0%	(0.3)%	2.5%
Darex	(1.4)%	1.1%	(2.1)%	(2.4)%
Net sales	2.8%	2.1%	(2.3)%	2.6%
By Region:
North America	2.6%	1.0%	(0.4)%	3.2%
Europe Middle East Africa (EMEA)	2.0%	1.3%	(0.5)%	2.8%
Asia Pacific	7.1%	0.3%	(3.2)%	4.2%
Latin America	(1.4)%	8.2%	(7.9)%	(1.1)%
Sales for 2014 increased 2.6% overall compared with the prior year. The sales increase was due to higher sales volumes (+2.8%) and improved pricing (+2.1%), partially offset by unfavorable currency translation (-2.3%). Sales volume growth was strongest in SCC due to increased demand in North America and Asia Pacific. SBM experienced sales volume growth in the building envelope and specialty construction product groups. Sales volumes declined in the residential building products group in North America during a transition in our channel partner strategy and business model during the year. Sales volumes declined in Darex in the coatings and sealants product groups due to weaker Asia Pacific and Latin America demand. Pricing improved in all three operating segments, particularly in Latin America. Improved pricing in Latin America offset the effects of unfavorable currency translation in the region.
Adjusted Gross Margin was 37.9% for 2015 compared with 35.4% for the prior year, an improvement of 250 basis points. The increase was primarily due to improved pricing, lower raw material costs in SCC, SBM and Darex partially offset by lower sales volume in Darex.
Gross profit margin was 36.4% for 2015 compared with 35.8% for the prior year, an improvement of 60 basis points. The increase was primarily due to improved pricing and lower raw material costs in SCC, SBM and Darex, partially offset by lower sales volume in Darex, higher pension-related costs and a $13.6 million loss in Venezuela recorded in cost of goods sold.

Adjusted EBIT
Adjusted EBIT was $226.7 million for 2015, an increase of 16.0% compared with the prior year primarily due to higher sales volume, lower manufacturing costs, cost savings from our restructuring initiatives and improved pricing which more than offset unfavorable currency translation. Adjusted EBIT margin was 16.0% for 2015, an increase compared with 13.2% for the prior year. The increase was primarily due to higher coatings demand in Europe and North America from new product technology offset by adverse currency translation in Venezuela and lower demand for our coatings and closure products in Asia Pacific and Latin America.
Adjusted EBIT was $195.4 million for 2014, an increase of 0.3% compared with the prior year. The increase was primarily due to improved SCC sales and profitability, partially offset by lower earnings in SBM and Darex. Adjusted EBIT margin was 13.2% for 2014, a decrease compared with 13.5% for the prior year. The transition in our channel partner strategy and business model in the SBM residential building products group in North America negatively affected our results for the year. Since completing the transition in 2014, sales volumes and gross margins in the residential building products group have improved significantly.
Net Income
Net income was $40.1 million for 2015, a decrease of 70.1% compared with $134.3 million for the prior year. The decrease was primarily due to a pretax charge of $73.2 million in the third quarter of 2015 associated with our subsidiary in Venezuela, increased income taxes, and an unfavorable mark-to-market pension adjustment in 2015.
Net income was $134.3 million for 2014, an increase of 22.4% compared with $109.7 million for the prior year. The increase was primarily due to a favorable mark-to-market pension adjustment in 2014.

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for 2015 was 48.0% on a trailing four quarters basis, an increase from 36.5% on the same basis for 2014 and an increase from 34.0% for 2013.
The increase in Adjusted EBIT Return on Invested Capital from 2014 to 2015 was due to increases in Adjusted EBIT offset by decreases in invested capital due in part to foreign currency translation.
We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating our operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide a high return on invested capital.
Operating Segment Overview—Specialty Construction Chemicals (SCC)
Following is an overview of the financial performance of SCC for the years ended December 31, 2015, 2014, and 2013.
Net Sales—SCC

Sales were $694.3 million for 2015, a decrease of 4.4% compared with the prior year. The sales decrease was primarily due to unfavorable currency translation (-12.7%) partially offset by improved pricing (+4.7%) and higher sales volumes (+3.6%). Unfavorable currency translation affected sales of both the Cement and Concrete product groups with the largest effects in Europe and Latin America as the dollar strengthened against the euro, the real, the bolivar and other currencies. Sales volumes increased in both product groups in North America and Asia Pacific and in Europe, due to increased demand. Cement volumes decreased in Europe due to weaker demand and sales decline in Eastern Europe and the Baltics. Pricing improvements in Venezuela partially offset unfavorable currency translation in that country.
Sales in the emerging regions which represented approximately 44% of sales for 2015 decreased 4.3% due to lower sales in Eastern Europe and Latin America, primarily due to unfavorable currency translation. Excluding the impact of currency, sales increased double digits in the Middle East and emerging Asia.
Sales were $726.3 million for 2014, an increase of 5.6% compared with the prior year. The sales increase was due to higher sales volumes (+6.3%) and improved pricing (+2.7%), partially offset by unfavorable currency translation (-3.4%). Sales volumes benefited from increased concrete and cement demand primarily in North America and Asia Pacific. Concrete admixtures sales volumes increased 6.0%, driven by increased demand in Asia Pacific, North America and Latin America. Cement additives sales volumes increased 6.9%, primarily due to increased demand in North America, Europe and Asia Pacific. Prices improved in Latin America, offsetting unfavorable currency movements, and to a lesser extent in other regions. We generally are able to increase prices over time to reflect improved value of our products and in response to higher raw materials costs or unfavorable currency movements.
Segment Operating Income (SOI) and Margin—SCC
Gross profit was $244.3 million for 2015, a decrease of 0.2% compared with the prior year. Adjusted Gross Margin was 35.2% compared with 33.7% for the prior year, primarily due to improved pricing in Venezuela, sales growth due to increased demand in North America and Asia Pacific and lower raw material costs.
Segment operating income was $83.7 million for 2015, an increase of 15.6% compared with the prior year. Segment operating margin increased to 12.1%, an improvement of 210 basis points compared with the prior year. These increases primarily resulted from volume growth in North America, Asia Pacific and Europe in addition to lower raw material costs, productivity gains and lower operating expenses.
Gross profit was $244.8 million for 2014, a decrease of 7.7% compared with the prior year. Adjusted Gross Margin was 33.7% compared with 33.0% for the prior year. During 2014 we integrated our concrete production management systems product line into the SCC operating segment and reclassified the cost of certain of its employees from cost of goods sold to operating expenses to be consistent with the classification of similar employee costs in the SCC operating segment. This change increased Adjusted Gross Margin by approximately 60 basis points, decreased segment operating expenses by the same amount, and had no effect on segment operating income.

Segment operating income was $72.4 million for 2014, an increase of 15.3% compared with the prior year. Segment operating margin for 2014 increased to 10.0%, an improvement of 90 basis points compared with the prior year. This increase was primarily due to improved operating leverage and good expense control.
Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the years ended December 31, 2015, 2014, and 2013.
Net Sales—SBM
Sales were $398.1 million for 2015, an increase of 5.0% compared with the prior year. The sales increase was due to higher sales volumes (+8.5%) and improved pricing (+1.1%), partially offset by unfavorable currency translation (-4.6%). Sales volumes increased primarily due to increases in the residential building and specialty construction product groups, driven by favorable market conditions in North America. The specialty construction product group continued to expand its distribution in emerging regions but the emerging regions' increased sales volumes were offset by weakness in China and Mexico. Sales volumes in building envelope increased (+4.0%) but were more than offset by unfavorable currency translation (-5.1%). Building envelope experienced sales volume growth in North America, Eastern Europe and the Middle East.
Sales were $379.3 million for 2014, an increase of 2.5% compared with the prior year. The sales increase was due to improved pricing (+2.0%) and higher sales volumes (+0.8%), partially offset by unfavorable currency translation (-0.3%). Sales volumes increased primarily due to strong commercial waterproofing demand and increased fire protection sales as a result of improved distribution of our fire protection products in the emerging regions. Sales volumes declined approximately 15% in the residential building products group in North America during a transition in our channel partner strategy and business model during the year. We added new channel partners, revised the design of our channel partner compensation program and made other changes to our channel marketing program. Since completing these changes, sales volumes in the residential building products group have improved significantly.

Segment Operating Income (SOI) and Margin—SBM
Gross profit was $179.5 million for 2015, an increase of 13.6% compared with the prior year. Adjusted Gross Margin was 45.1% compared with 41.7% for the prior year, primarily due to improved product mix, improved pricing and lower raw material costs.
Segment operating income was $99.6 million for 2015, an increase of 31.6% compared with the prior year. Segment operating margin for 2015 increased to 25.0%, an improvement of 500 basis points compared to prior year. These increases were primarily due to the revenue growth driven by the residential building product group (+34%) and specialty construction product line (+13%) in addition to lower raw material costs, productivity gains and lower operating costs.
Gross profit was $158.0 million for 2014, an increase of 1.7% compared with the prior year. Adjusted Gross Margin was 41.7% compared with 42.0% for the prior year. The decline in Adjusted Gross Margin was due to lower margins in certain growth markets, partially offset by improved Adjusted Gross Margin in North America.
Segment operating income was $75.7 million for 2014, a decrease of 1.6% compared with the prior year. Segment operating margin for 2014 decreased to 20.0%, a decrease of 80 basis points. The decrease in segment operating income was primarily due to the transition in our channel partner strategy and business model in the residential building products group in North America, partially offset by growth in our building envelope and specialty construction product groups.

Operating Segment Overview—Darex Packaging Technologies (Darex)
Following is an overview of the financial performance of Darex for the years ended December 31, 2015, 2014, and 2013.
Net Sales—Darex
Sales were $326.2 million for 2015, a decrease of 13.0% compared with the prior year. The sales decrease was due unfavorable currency translation (-12.9%) and lower sales volumes (-4.0%), partially offset by improved pricing (+3.9%). Sales volumes decreased primarily in Asia Pacific and Latin America due to lower demand for our coatings and closures products, partially offset by higher coatings demand in Europe and North America from new product technology. Sales volumes in sealants were lower due to a shift from three-piece to two-piece cans. We anticipate that market growth will offset this technology conversion in 2016. We implemented productivity initiatives which improved pricing, particularly in Venezuela to offset unfavorable currency translation in that country.
Sales were $374.8 million for 2014, a decrease of 2.4% compared with the prior year. The sales decrease was due to unfavorable currency translation (-2.1%) and lower sales volumes (-1.4%), partially offset by improved pricing (+1.1%). Sales volumes decreased primarily in Asia Pacific and Latin America due to lower demand for our sealant and closures products. We implemented price increases, particularly in Latin America to offset unfavorable currency translation in that region. We generally are able to increase prices over time to reflect improved value of our products and in response to higher raw materials costs or unfavorable currency movements.

Segment Operating Income (SOI) and Margin—Darex
Gross profit was $113.9 million for 2015, a decrease of 5.9% compared with the prior year. Adjusted Gross Margin was 34.9% compared with 32.3% for the prior year. The increase was primarily due to lower manufacturing costs, 230 basis points, and improved pricing, partially offset by lower sales volume.
Segment operating income was $72.8 million for 2015, a decrease of 1.8% compared with the prior year. Segment operating margin increased to 22.3%, an increase of 250 basis points. Operating income decreased due to a decline in gross profit, partially offset by lower operating expenses and the favorable impact from the sale of an operating asset for $2.5 million.
Gross profit was $121.0 million for 2014, a decrease of 3.9% compared with the prior year. Adjusted Gross Margin was 32.3% compared with 32.8% for the prior year. Gross profit and Adjusted Gross Margin declined due to lower sales volumes, higher manufacturing costs, including higher raw materials costs, which had a negative effect of approximately 20 basis points, and currency translation.
Segment operating income was $74.1 million for 2014, a decrease of 6.9% compared with the prior year. Segment operating margin decreased to 19.8%, or 90 basis points. Operating income decreased due to a decline in Adjusted Gross Margin and higher operating expenses.
Corporate Overview
Corporate costs include certain functional costs and other costs such as certain performance-based compensation and public company costs. Corporate costs for 2015 increased 25.9% compared with the prior year primarily due to increased insurance and incentive compensation costs. Corporate costs for 2014 increased 1.0% compared with the prior year.
Defined Benefit Pension Expense
Defined benefit pension expense includes costs under U.S. and non-U.S. defined benefit pension plans that provide benefits to operating segment and corporate employees, as well as retirees and former employees of divested businesses where we retained these obligations.
Under mark-to-market accounting, our pension costs consist of two elements: 1) "certain pension costs"—ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) "pension mark-to-market adjustment and other related costs, net"—mark-to-market gains and losses recognized annually in the fourth quarter, or at an interim period should a significant event occur, resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets.
Certain pension costs were $5.1 million, $7.5 million and $5.3 million for 2015, 2014 and 2013, respectively.
The pension mark-to-market adjustment and other related income (expense), net was $(15.0) million, $18.6 million and $(14.4) million for 2015, 2014 and 2013, respectively. These costs are reported in "cost of goods sold" and in "selling, general and administrative expenses” in our Combined Financial Statements based upon the functions of the employees to whom the pension costs relate.
Our employees participate in certain funded and unfunded defined benefit pension plans, primarily in the U.K., that we sponsor. We record an asset or liability to recognize the funded status of these plans in the Combined Balance Sheets.
Our employees also participate in funded and unfunded defined benefit pension and other postretirement benefit plans (the “Shared Plans”) sponsored by Grace, which include employees of other Grace businesses. For purposes of the Combined Financial Statements, we account for the Shared Plans as multiemployer benefit plans. Accordingly, we do not record an asset or liability to recognize the funded status of these plans in the Combined Balance Sheets. As part of the Separation, we split certain Shared Plans and transferred the assets and liabilities of such plans related to GCP employees to GCP. Our allocated expense for the Shared Plans, which is included in certain pension costs, was $3.8 million, $5.3 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Grace provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provided various levels of benefits to employees hired before 1993 who retired from Grace after age 55 with at least 10 years of service. In June 2014, Grace announced that it would discontinue its postretirement medical plan for all U.S. employees effective October 31, 2014, and eliminate certain postretirement life insurance benefits. The postretirement plan was further remeasured as of September 30, 2015, due to a plan amendment to eliminate certain other postretirement life insurance benefits. Our allocated income (expense) for the postretirement health care and life insurance benefits plan was $1.4 million, $0.7 million, and $(1.5) million for the years ended December 31, 2015, 2014, and 2013, respectively.
Interest and Financing Expenses
Interest and financing expenses were $1.5 million for 2015, a decrease of 61.5% compared with 2014, primarily due to the repayment of outstanding third-party debt during the first nine months of 2015, slightly offset by third-party borrowings in November and December of 2015. Interest expense was $3.9 million for 2014, an increase of 18.2% compared with 2013, primarily due to interest expense related to additional debt incurred during the second half of 2013, which was outstanding for the full year in 2014.
Interest expense, net–related party was $1.2 million for 2015, an increase of 33.3% compared with 2014, primarily due to the repayment timing of related party loans receivable. Interest expense was $0.9 million for 2014, a decrease of 50.0% compared with 2013, primarily due to an increase in interest income on lending to related parties.

Income Taxes
Income tax expense for 2015, 2014 and 2013 was $84.3 million, $55.6 million and $51.6 million, respectively, on income from combined operations before income taxes of $125.2 million, $191.1 million and $162.9 million in 2015, 2014 and 2013, respectively.
Our effective tax rate was approximately 67%, 29% and 32% in 2015, 2014 and 2013, respectively.
Our 2015 effective tax rate of approximately 67% was higher than the 35% U.S. statutory rate primarily due to $24.7 million related to the Venezuela nondeductible charge, $19.9 million due to Separation-related repatriation of foreign earnings, $6.3 million related to state and local income taxes, and $2.5 million for non-deductible expenses, partially offset by $8.0 million due to lower taxes in non-U.S. jurisdictions, $2.7 million due to the domestic production activities deduction and a $2.5 million benefit associated with the return to provision change in estimate.
Our 2014 effective tax rate of approximately 29% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year including $12.3 million due to lower taxes in non-U.S. jurisdictions, $2.2 million due to the domestic production activities deduction and $1.9 million related to the release of reserves for uncertain tax positions, partially offset by $2.7 million for state and local income taxes and $2.5 million for non-deductible expenses.
Our 2013 effective tax rate of approximately 32% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year including $4.3 million related to repatriated foreign earnings, $3.1 million related to the release of reserves for uncertain tax positions, $2.6 million due to the domestic production activities deduction and $2.2 million due to lower taxes in non-U.S. jurisdictions, partially offset by $4.1 million in charges related to state and local income taxes and $2.7 million for non-deductible expenses.
As stated above, our 2015 effective tax rate was approximately 67% and our 2014 effective tax rate was approximately 29%. The increase in the rate compared with the prior year primarily results from the effect of Separation-related repatriation of foreign earnings, a higher percentage of earnings in jurisdictions with higher statutory rates, the effect of mark-to-market pension adjustments in jurisdictions with lower statutory rates and the 2015 nondeductible Venezuela charge partially offset by a tax benefit in 2015 for return to provision change in estimate.
As stated above, our 2014 effective tax rate was approximately 29% and our 2013 effective tax rate was approximately 32%. The decrease in the rate compared with the prior year primarily results from a higher percentage of earnings, including the effect of mark-to-market pension adjustments in jurisdictions with lower statutory rates, partially offset by an increase in tax costs associated with foreign dividends.
Income taxes paid in cash, net of refunds, were $75.6 million, $41.7 million and $47.1 million in 2015, 2014 and 2013, respectively. Our annual cash tax rate was approximately 60%, 22% and 29% in 2015, 2014 and 2013, respectively. The 2015 cash tax rate includes non-recurring cash taxes paid related to the Separation.
The above amounts include cash taxes paid to taxing authorities as well as tax payments which are deemed settled with Grace as the taxpayer during these time periods.
As of December 31, 2014, we had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. In the 2015 first quarter, Grace announced its plan to separate into two publicly traded companies and has reassessed the capital structure and financial requirements of both Grace and GCP. Further, in connection with the Separation, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. Grace and GCP also considered local country legal and regulatory restrictions. In 2015, we included tax expense of $19.9 million in the effective tax rate for repatriation attributable to both current and prior years' earnings. The tax effect of repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
We believe that the Separation is a one time, non-recurring event, and that recognition of deferred taxes of undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to Separation,

we expect undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. We base this assertion on:

(1)	the expectation that we will satisfy our U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
We will continually analyze and evaluate our cash needs to determine the appropriateness of our indefinite reinvestment assertion.
See Note 6 to the annual Combined Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Our principal uses of cash generally have been capital investments and acquisitions and working capital investments. In connection with our Separation from Grace in 2016, we incurred $800.0 million of indebtedness, including $750.0 million borrowed to pay a distribution to Grace prior to the Separation and approximately $50 million retained to meet operating requirements and to pay separation associated fees. We believe our liquidity and capital resources, including cash on hand at Separation, cash we expect to generate during 2016 and thereafter, future borrowings if any, and other available liquidity and capital resources, are sufficient to finance our operations and growth strategy and to meet our debt obligations.
Cash Resources and Available Credit Facilities
At December 31, 2015, we had available liquidity of $132.2 million, consisting of $98.6 million in cash and cash equivalents and $33.6 million of available liquidity under various non-U.S. credit facilities. $94.4 million in cash and cash equivalents was held in non-U.S. subsidiaries.
On February 3, 2016, GCP entered into a Credit Agreement (the “Credit Agreement”) that provides for new senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, consisting of term loans (the “Term Loans”) in an aggregate principal amount of $275.0 million maturing in 2022 and of revolving loans (the “Revolving Loans”) in an aggregate principal amount of $250.0 million maturing in 2021, which remain undrawn at closing.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
In conjunction with the pending Separation, we repatriated $173.1 million from our non-U.S. subsidiaries in the third and fourth quarters of 2015. We expect to have sufficient cash and liquidity in our non-U.S. subsidiaries to fund working capital and operating needs.
We expect to meet U.S. cash and liquidity requirements with cash on hand at Separation, cash we expect to generate during 2016 and thereafter, future borrowings if any, and other available liquidity including royalties and service fees from our foreign subsidiaries. We may also repatriate future foreign earnings if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and to meet our debt obligations in the U.S.

The following table summarizes our non-U.S. credit facilities as of December 31, 2015:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$11.5	$6.2	Various through 2017
India	8.5	2.8	2/3/17
Australia	8.0	4.8	2/3/17
Canada	7.5	3.9	2/29/17
Brazil	7.0	0.5	Various through 2016
Turkey	4.5	3.9	Open end
Mexico	2.9	2.9	4/27/16
Other countries	9.2	8.6	Various through 2017
Total	$59.1	$33.6
See Note 1 to the annual Combined Financial Statements for a detailed discussion of our cash and cash equivalents.
Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(In millions)	2015	2014	2013
Net cash provided by operating activities	$151.8	$161.0	$163.1
Net cash provided by (used for) investing activities	10.7	(75.6)	(60.1)
Net cash used for financing activities	(128.2)	(106.9)	(61.4)
Effect of currency exchange rate changes on cash and cash equivalents	(56.6)	(15.4)	3.6
(Decrease) increase in cash and cash equivalents	(22.3)	(36.9)	45.2
Cash and cash equivalents, beginning of period	120.9	157.8	112.6
Cash and cash equivalents, end of period	$98.6	$120.9	$157.8
Net cash provided by operating activities in 2015 was $151.8 million, compared with $161.0 million in the prior year. The year-over-year change was primarily due to improvements in Adjusted EBIT which was more than offset by cash paid for income taxes.
Net cash provided by operating activities in 2014 was $161.0 million compared with $163.1 million in the prior year.
Net cash provided by investing activities in 2015 was $10.7 million compared with net cash used for investing activities of $75.6 million in the prior year. The year-over-year change in cash flow was primarily due to an increase in receipt of payments on loans from related party resulting from internal capital structure changes following Grace's emergence from Chapter 11 in 2014.
Net cash used for investing activities in 2014 was $75.6 million compared with $60.1 million in the prior year. The year-over-year change in cash flow was primarily due to an increase in loans to related party resulting from internal capital structure changes following Grace's emergence from Chapter 11 in 2014.
Our capital expenditures include investments in new capacity, productivity projects, information technology, and maintenance of our manufacturing and office facilities. We expect to fund our capital expenditures from net cash provided by operating activities.
Net cash used for financing activities in 2015 was $128.2 million compared with $106.9 million in the prior year. The change in cash used for financing activities was primarily due to an increase in transfers to parent.

Net cash used for financing activities in 2014 was $106.9 million compared with $61.4 million in the prior year. The change in cash used for financing activities was primarily due to an increase in transfers to parent and net repayments under credit arrangements.
Included in net cash provided by operating activities are restructuring payments of $10.9 million, $4.3 million and $7.8 million and accelerated defined benefit pension plan contributions of $0.8 million and $1.3 million for 2014 and 2013, respectively.
Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2015, was $68.0 million. Set forth below are our contractual obligations as of December 31, 2015:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Debt (1)	$68.0	$68.0	$—	$—	$—
Expected interest payments on debt (2)	4.5	4.5	—	—	—
Operating lease obligations	44.9	13.0	11.3	5.4	15.2
Operating commitments (3)	12.8	9.6	3.2	—	—
Capital lease obligations	—	—	—	—	—
Pension funding requirements per ERISA(3)	—	—	—	—	—
Pension funding requirements for non-U.S. pension plans (4)	18.6	3.5	7.4	7.7	—
Total Contractual Obligations	$148.8	$98.6	$21.9	$13.1	$15.2
___________________________________________________________________________________________________________________

(1)
A majority of the debt outstanding as of December 31, 2015, is related party debt between GCP and Grace. This debt was effectively settled for cash prior to the Separation. See Note 1 to the annual Combined Financial Statements for additional details. In connection with the Separation, Grace entered into new third-party debt arrangements. The expected increase for 1% mandatory principal repayments related to the term loan will be approximately $2 million in 2016 and $3 million per year through 2021.

(2)
Amounts are based on interest rates as of December 31, 2015, for principal debt outstanding as of December 31, 2015. As a result of the new debt, total expected interest payments will increase approximately $441.0 million ($36.0 million in 2016, $130.0 million during 2017-2019, $130.0 million 2020-2021 and $145.0 million thereafter).

(3)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days, or obligations to employees under annual or long-term incentive programs.

(4)
Based on the non-U.S. pension plans' status as of December 31, 2015, funding requirements have been estimated for the next five years for plans that are our direct obligation. Amounts do not include estimated funding requirements for the Shared Plans. Amounts in subsequent years have not yet been determined.

Employee Benefit Plans
Multiemployer Plans
Our employees participate in funded and unfunded defined benefit pension and other postretirement benefit plans (the “Shared Plans”) sponsored by Grace, which include employees of other Grace businesses. For purposes of the Combined Financial Statements, we account for the Shared Plans as multiemployer benefit plans. Accordingly, we do not record an asset or liability to recognize the funded status of these plans in the Combined Balance Sheets. As part of the Separation, we split certain Shared Plans and transferred the assets and liabilities of such plans related to GCP employees to GCP. Our allocated expense for the defined benefit pension plans was $3.8 million, $5.3 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Our allocated income (expense) for the postretirement health care and life insurance benefits plan was $1.4 million, $0.7 million, and $(1.5) million for the years ended December 31, 2015, 2014, and 2013, respectively.

Defined Contribution Retirement Plan
Grace also sponsors a defined contribution retirement plan for its employees in the United States, in which our employees participate. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. As part of the Separation, we established a defined contribution retirement plan for GCP employees in the United States, similar in design to the Grace defined contribution retirement plan. For the years ended December 31, 2015, 2014, and 2013, we received an allocation of the total cost related to this benefit plan of $4.8 million, $4.5 million, and $4.3 million, respectively.
Defined Benefit Pension Plans
Our employees also participate in certain funded and unfunded defined benefit pension plans, primarily in the U.K., that we sponsor. We record an asset or liability to recognize the funded status of these plans in the Combined Balance Sheets. During 2015, in preparation for the Separation, we assumed certain defined benefit pension plans, which have been reflected in the December 31, 2015 Combined Balance Sheet. The Shared Plans, which are accounted for as multiemployer benefit plans as discussed above, are excluded from the following discussion.
We sponsor defined benefit pension plans for our employees in the U.S., the U.K., and a number of other countries, and fund government-sponsored programs in other countries where we operate. Certain of our defined benefit pension plans are advance-funded and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due. Our most significant advance-funded plans cover current and former salaried employees in the U.K. and employees covered by collective bargaining agreements at certain of our U.S. facilities. Our U.S. advance-funded plans are qualified under the U.S. tax code.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation, or PBO. This group of plans was overfunded by $26.1 million as of December 31, 2015, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Combined Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $8.0 million as of December 31, 2015. Additionally, we have several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO of $27.1 million at December 31, 2015, is unfunded. The combined balance of the underfunded and unfunded plans was $35.1 million as of December 31, 2015, and is presented as a liability on the Combined Balance Sheets as follows: $1.1 million in "other current liabilities", and $34.0 million included in "underfunded and unfunded defined benefit pension plans."
Based on the U.S. advance-funded plans' status as of December 31, 2015, there are no minimum required payments under ERISA for 2016. We contributed $0.8 million and $1.3 million to these plans in 2014 and 2013, respectively.
We intend to fund non-U.S. pension plans based upon applicable legal requirements and actuarial and trustee recommendations. We contributed $2.4 million, $3.6 million and $2.3 million to these plans in 2015, 2014, and 2013, respectively.
Tax Matters
See Note 6 to the annual Combined Financial Statements and "Income Taxes" above for additional discussion of our tax accounting matters including unrecognized tax benefits.
Other Contingencies
See Note 9 to the annual Combined Financial Statements for a discussion of our other contingent matters.
Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw materials and other operating costs. We try to minimize these impacts through effective control of operating expenses and productivity improvements as well as price increases to customers.

We estimate that the cost of replacing our property and equipment today is greater than its historical cost. Accordingly, our depreciation expense would be greater if the expense were stated on a current cost basis.
Venezuela
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Combined Statements of Operations. The official exchange rate of 4.3 was used to remeasure our financial statements from bolivars to U.S. dollars upon Venezuela's designation as a highly inflationary economy.
Effective February 13, 2013, the official exchange rate of the bolivar to the U.S. dollar devalued from 4.3 to 6.3. As a result of this currency devaluation, we incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million was included in Adjusted EBIT.
In March 2013, the Venezuelan government launched a new foreign exchange mechanism called the "Complimentary System of Foreign Currency Acquirement" (or SICAD1). The SICAD1 operated similarly to an auction system and allowed entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In March 2014, the Venezuelan government launched another foreign exchange mechanism, known as the SICAD2, which operated similarly to the SICAD1. Neither the SICAD1 nor the SICAD2 changed or eliminated the official exchange rate of the bolivar to the U.S. dollar. There have been no changes in the official exchange rate of the bolivar to the U.S. dollar since February 13, 2013. Until September 30, 2015, we continued to use the official exchange rate of 6.3 bolivars to one U.S. dollar (CENCOEX) for remeasurement purposes.
In February 2015, the Venezuelan government unified SICAD1 and SICAD2 into a single exchange mechanism, which is now called SICAD. Additionally, a new exchange mechanism, SIMADI, was also implemented.
SCC and Darex have operated in Venezuela for several decades, with sales in that country representing approximately 8% and 4%, respectively, of each segment’s sales in 2015. Bolivar-denominated sales represented approximately 5% of our total sales in 2015. In the 2014 first quarter, we began seeing a significant impact to our sales and earnings as a result of Venezuela's difficult economic conditions, and this trend has continued through the end of 2015. It became increasingly difficult for us and our customers to operate normally in the country. Currency and import controls impacted our ability to import necessary raw materials for production, and we were unable to fully satisfy customer demand from the 2014 first quarter through the 2015 second quarter. In the 2015 third quarter, we were able to import a significant amount of raw materials, leading to a significant increase in sales and earnings in the quarter. These raw materials were purchased by our Venezuelan subsidiary using cash it held outside of Venezuela and through other Grace subsidiaries. Our Venezuelan subsidiary has used substantially all of the cash it held outside of Venezuela. While the Venezuelan government has approved permits for us to import raw materials at the CENCOEX exchange rate, they have not approved the release of the currency needed to pay intercompany payables or other invoices since the 2014 fourth quarter. As a result of the uncertainty of our ability to settle transactions through CENCOEX, we are evaluating other ways to procure raw materials in Venezuela including the alternative exchange mechanisms. During the 2015 third quarter we continued to experience a significant increase to the rate of inflation for employee costs, import taxes, professional fees and other costs to run the business.
Based on company-specific and macroeconomic developments in Venezuela in the third quarter of 2015, including changed expectations about our ability to import raw materials at the official exchange rate in the future, the extended period of time since we have received payment at the official exchange rate, the increase in the rate of inflation and the weaker outlook for the Venezuelan economy, we determined that it was no longer appropriate to use the official exchange rate. Effective September 30, 2015, we are accounting for our results at the SIMADI rate. At December 31, 2015, this rate was 199 bolivars to one U.S. dollar. We recorded a pre-tax charge of $73.2 million in the third quarter to reflect the devaluation of monetary assets and the impairment of non-monetary assets, including $40.2 million for cash, $28.9 million for working capital and $4.1 million for property and equipment. Of this amount, $13.6 million related to inventory was recorded in cost of goods sold, and $59.6 million related to other assets and liabilities was recorded as a separate line in the Combined Statement of Operations. The assets, liabilities, sales, earnings and cash flows of our Venezuelan subsidiary are expected to be immaterial after September 30, 2015. The inability to use the Venezuela generated cash outside the country has had no effect on our ability to finance our global operations and growth strategy and our ability to meet our debt obligations.
The following table presents net sales, gross profit, and Adjusted EBIT for our Venezuelan subsidiary for the year ended December 31, 2015, and the respective prior-year periods.

(In millions)	2015	2014	2013
Net sales	$70.5	$48.1	$37.2
Gross profit	35.3	21.5	15.5
Adjusted EBIT	29.3	17.3	11.0
We experienced significant sales and earnings in Venezuela in the 2015 third quarter. This activity resulted in higher cash, customer accounts receivable and other assets in our Venezuelan subsidiary at the end of the 2015 third quarter compared to the end of the 2015 second quarter. The charge of $73.2 million in the 2015 third quarter to devalue and impair the monetary assets and non-monetary assets included $22.2 million related to 2015 third quarter sales and earnings and was therefore higher than the exposure that we disclosed at the end of the 2015 second quarter.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions affecting the assets and liabilities reported at the date of the Combined Financial Statements, and the revenues and expenses reported for the periods presented. We believe that our accounting estimates are appropriate and the related balances are reasonable; however, actual amounts could differ from the original estimates, requiring adjustments in future periods. Changes in estimates are recorded in the period in which the change is identified. Our accounting policies are described in Note 1 to the annual Combined Financial Statements. Critical accounting estimates are described in this section.
An accounting estimate is considered critical if the estimate requires management to make assumptions and judgments about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur from period to period that could have a material impact on our financial condition or results of operations. As part of our disclosure controls and procedures, management has discussed the development, selection and disclosure of the critical accounting estimates with the Audit Committee of the GCP Board of Directors.
Contingent Liabilities
We record a liability if we have determined that a loss is probable and we are able to reasonably estimate the amount of the loss or have another reasonable basis for recording a liability.
Goodwill
We review our goodwill for impairment on an annual basis at October 31 and whenever events or a change in circumstances indicate that the carrying amount may not be fully recoverable. We test our goodwill for impairment at the reporting unit level which is defined as Specialty Construction Chemicals, Specialty Building Materials and Darex Packaging Technologies.
We performed a quantitative analysis as of October 31, 2015, and concluded that the estimated fair value of all of our reporting units substantially exceeded their carrying values.
Pension and Other Postretirement Benefits Expenses and Liabilities
We sponsor defined benefit pension plans for our employees in the United States, the United Kingdom, and a number of other countries, and fund government-sponsored programs in other countries where we operate. See Note 7 to the annual Combined Financial Statements and "Employee Benefit Plans" above for a detailed discussion of our pension plans and other postretirement benefit plans.
In order to estimate our pension and other postretirement benefits expenses and liabilities we evaluate the range of possible assumptions to be used in the calculation of pension and other postretirement benefits expenses and liabilities. We select the assumptions that we believe to be most indicative of factors such as participant demographics, past experiences and market indices, and provide the assumptions to independent actuaries. These assumptions are updated annually and primarily include factors such as discount rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase. The independent actuaries review our assumptions for reasonableness, and use the assumptions to calculate our estimated liability and future pension expense. We review the actuarial reports for reasonableness and adjust our expenses, assets and liabilities to reflect the amounts calculated in the actuarial reports.
The two key assumptions used in determining our pension benefit obligations and pension expense are the discount rate and expected return on plan assets. Our most significant pension assets and pension liabilities relate to U.S. and U.K. pension plans.
The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. pension plans, the assumed weighted average discount rate was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For the U.K. pension plan, the assumed weighted average discount rate was selected in consultation with our independent actuaries, based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.
We selected the expected return on plan assets for the U.S. qualified pension plans for 2015 in consultation with our independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results. In determining the expected rate of return for the U.K. pension plan, we considered the trustees' strategic investment policy together with long-term historical returns and investment community forecasts for each asset class.
Income Taxes
We are a global enterprise with operations in more than 40 countries. This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability. See Note 6 to the annual Combined Financial Statements for additional details regarding our estimates used in accounting for income tax matters including unrecognized tax benefits.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. We measure tax benefits in our financial statements from such a position as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.
We record a liability for unrecognized tax benefits when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law. We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation, and resolution of disputes arising from federal, state, and foreign tax audits. Due to the varying tax laws in each jurisdiction, management, with the assistance of local tax advisors as necessary, assesses individual matters in each jurisdiction on a case-by-case basis. We research and evaluate our income tax positions, including why we believe they are compliant with income tax regulations, and these positions are documented as appropriate.
Deferred income taxes result from the differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided for such deferred tax assets. As of December 31, 2015 and 2014, we have recorded a valuation allowance of $2.0 million and $1.8 million, respectively, on deferred tax assets, all of which relates to foreign net operating loss carryforwards.
The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. In evaluating our ability to realize our deferred tax assets, we consider all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the extended period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to us for tax reporting purposes in the related jurisdiction. In estimating future taxable income, we develop assumptions, including the amount of future federal, state and international pretax operating income that we can reasonably expect to generate, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
We believe it is more likely than not that the net deferred tax assets as of December 31, 2015, will be realized. If we were to determine that we would not be able to realize a portion of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that deferred tax assets would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
Corporate Cost Estimates
Our Combined Financial Statements include expenses of Grace allocated to us for certain functions provided by Grace, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, environment health and safety, supply chain, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. These cost allocations are included in selling, general and administrative expenses in the Statements of Operations. Most of these costs are included in segment operating income with only a portion included in corporate costs. Both we and Grace consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense GCP would have incurred as an independent company for the period presented. Actual costs that would have been incurred if GCP had been an independent company would depend on a number of factors, including the chosen organizational structure and certain strategic decisions.
Recent Accounting Pronouncements
See Note 1 of this annual Combined Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our global operations, raw materials and energy requirements, and debt obligations expose us to various market risks. The following is a discussion of our primary market risk exposures, how these exposures may be managed, and certain quantitative data pertaining to these exposures. We expect to use derivative financial instruments to mitigate certain of these risks. Currently, all material currency, commodity and interest rate derivatives are held by Grace, and those specifically identifiable to GCP are included in the Combined Financial Statements.
Currency Exchange Rate Risk
Because we do business in over 40 countries, our results of operations are exposed to changes in currency exchange rates. We seek to minimize exposure to these changes by matching revenue streams in volatile currencies with expenditures in the same currencies, but it is not always possible to do so. We expect to use financial instruments such as currency forward contracts, options, or combinations of the two to reduce the risk of certain specific transactions. However, we do not have a policy of hedging all exposures, because management does not believe that such a level of hedging would be cost-effective. We do not hedge translation exposures that are not expected to affect cash flows in the near-term.
Commodity Price Risk
We operate in markets where the prices of raw materials and energy are commonly affected by cyclical movements in the economy and other factors. The principal raw materials used in our products include amines, polycarboxylates, rubber and latex, solvents, naphthalene, sulfonate, lignins, and saccharides. These commodities are generally available to be purchased from more than one supplier. In order to minimize the risk of increasing prices on certain raw materials and energy, we use a centralized supply chain organization for sourcing in order to optimize procurement activities. We have a risk management committee to review proposals to hedge purchases of raw materials and energy, but we do not currently use financial instruments to hedge these costs.
Interest Rate Risk
As of the Separation, approximately $301 million of our borrowings are at variable interest rates. As a result, we expect to be subject to interest rate risk in respect of such floating-rate debt. A 100 basis point increase in the interest rates payable on our variable rate debt would increase our annual interest expense by approximately $3 million.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
___________________________________________________________
The Financial Statement Schedule should be read in conjunction with the Combined Financial Statements and Notes thereto. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Combined Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of GCP Applied Technologies Inc.:

In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the combination of W.R. Grace & Co.’s (“Grace”) Construction Products operating segment and Darex Packaging Technologies business (“GCP”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of GCP’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the combined financial statements have been derived from the accounting records of Grace. The combined financial statements include expense allocations for the functions provided by Grace. These allocations may not be indicative of the actual expense that would have been incurred had GCP operated as a separate entity apart from Grace. See Note 12 to the combined financial statements for a summary of transactions with Grace.

As discussed in Note 1 to the combined financial statements, in 2015 the Company adopted accounting standards update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes the presentation of deferred taxes on the combined balance sheets.

/s/ PricewaterhouseCoopers LLP
Baltimore, MD
March 29, 2016

GCP
Combined Statements of Operations

	Year Ended December 31,
(In millions)	2015	2014	2013
Net sales	$1,418.6	$1,480.4	$1,442.3
Cost of goods sold	902.4	949.9	940.5
Gross profit	516.2	530.5	501.8
Selling, general and administrative expenses	296.4	288.9	295.3
Research and development expenses	22.3	27.9	24.3
Interest expense and related financing costs	1.5	3.9	3.3
Interest expense, net—related party	1.2	0.9	1.8
Loss in Venezuela	59.6	1.0	8.5
Restructuring expenses and asset impairments	11.6	18.3	7.4
Other (income) expense, net	(1.6)	(1.5)	(1.7)
Total costs and expenses	391.0	339.4	338.9
Income before income taxes	125.2	191.1	162.9
Provision for income taxes	(84.3)	(55.6)	(51.6)
Net income	40.9	135.5	111.3
Less: Net income attributable to noncontrolling interests	(0.8)	(1.2)	(1.6)
Net income attributable to GCP	$40.1	$134.3	$109.7

Basic and diluted earnings per share:
Net income attributable to GCP	$0.57	$1.90	$1.56
Basic and diluted shares	70.5	70.5	70.5

The Notes to Combined Financial Statements are an integral part of these statements.

GCP
Combined Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(In millions)	2015	2014	2013
Net income	$40.9	$135.5	$111.3
Other comprehensive (loss) income:
Defined benefit pension and other postretirement plans, net of income taxes	0.4	0.1	—
Currency translation adjustments	(62.3)	(41.4)	(11.9)
Gain (loss) from hedging activities, net of income taxes	0.2	0.2	(0.2)
Other than temporary impairment of investment	—	0.8	—
(Loss) gain on securities available for sale, net of income taxes	—	(0.1)	0.1
Total other comprehensive loss attributable to noncontrolling interests	(0.1)	(2.5)	(0.9)
Total other comprehensive loss	(61.8)	(42.9)	(12.9)
Comprehensive (loss) income	(20.9)	92.6	98.4
Less: comprehensive (income) loss attributable to noncontrolling interests	(0.7)	1.3	(0.7)
Comprehensive (loss) income attributable to GCP	$(21.6)	$93.9	$97.7

The Notes to Combined Financial Statements are an integral part of these statements.

GCP
Combined Statements of Cash Flows

	Year Ended December 31,
(In millions)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$40.9	$135.5	$111.3
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	31.8	34.0	34.7
Impairments of certain assets	—	13.4	—
Provision for income taxes	84.3	55.6	51.6
Cash paid for income taxes, net of refunds	(22.8)	(19.5)	(26.0)
Cash paid for income taxes, net of refunds—related party	(52.8)	(22.2)	(21.1)
Excess tax benefits from stock-based compensation	(8.2)	(7.1)	(5.6)
Cash paid for interest on credit arrangements	(2.4)	(4.4)	(2.6)
Defined benefit pension (income) expense	15.8	(15.3)	16.6
Cash paid under defined benefit pension arrangements	(2.4)	(4.4)	(3.6)
Currency and other losses in Venezuela	73.2	1.0	8.5
Changes in assets and liabilities, excluding effect of currency translation and businesses acquired:
Trade accounts receivable	(20.9)	(1.0)	7.6
Inventories	(5.2)	(24.5)	4.8
Accounts payable	1.9	5.5	(7.8)
All other items, net	18.6	14.4	(5.3)
Net cash provided by operating activities	151.8	161.0	163.1
INVESTING ACTIVITIES
Capital expenditures	(36.0)	(37.5)	(41.5)
Businesses acquired, net of cash acquired	—	—	(15.8)
Transfer from (to) restricted cash and cash equivalents	—	5.3	(0.5)
Purchase of bonds	—	(2.8)	(6.5)
Proceeds from sale of bonds	—	9.3	—
Increase in lending to related party	—	(51.7)	—
Receipt of payment on loan from related party	43.1	2.4	—
Other investing activities	3.6	(0.6)	4.2
Net cash provided by (used for) investing activities	10.7	(75.6)	(60.1)
FINANCING ACTIVITIES
Borrowings under credit arrangements	51.2	26.6	44.9
Repayments under credit arrangements	(56.5)	(34.4)	(30.2)
Borrowings under related party loans	2.4	9.2	18.7
Repayments under related party loans	(12.9)	(8.9)	(29.0)
Purchase of non-controlling interest in consolidated joint venture	—	(6.3)	—
Excess tax benefits from stock-based compensation	8.2	7.1	5.6
Transfers to parent, net	(120.6)	(100.2)	(71.4)
Net cash used for financing activities	(128.2)	(106.9)	(61.4)
Effect of currency exchange rate changes on cash and cash equivalents	(56.6)	(15.4)	3.6
(Decrease) increase in cash and cash equivalents	(22.3)	(36.9)	45.2
Cash and cash equivalents, beginning of period	120.9	157.8	112.6
Cash and cash equivalents, end of period	$98.6	$120.9	$157.8

The Notes to Combined Financial Statements are an integral part of these statements.

GCP
Combined Balance Sheets

(In millions, except par value and shares)	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$98.6	$120.9
Trade accounts receivable, less allowance of $6.2 (2014—$4.8)	203.6	225.8
Inventories	105.3	122.9
Loans receivable—related party	—	47.0
Other current assets	38.9	41.3
Total Current Assets	446.4	557.9
Properties and equipment, net of accumulated depreciation and amortization of $430.1 (2014—$474.0)	197.1	197.5
Goodwill	102.5	114.0
Technology and other intangible assets, net	33.3	44.0
Deferred income taxes	17.6	15.5
Overfunded defined benefit pension plans	26.1	44.1
Other assets	10.1	8.5
Total Assets	$833.1	$981.5
LIABILITIES AND EQUITY
Current Liabilities
Debt payable within one year	$25.7	$25.2
Accounts payable	109.0	112.3
Loans payable—related party	42.3	53.8
Other current liabilities	125.5	117.9
Total Current Liabilities	302.5	309.2
Deferred income taxes	8.7	14.4
Unrecognized tax benefits	5.2	6.7
Underfunded and unfunded defined benefit pension plans	34.0	34.7
Other liabilities	8.6	9.1
Total Liabilities	359.0	374.1
Commitments and Contingencies—Note 9
Parent company equity
Net parent investment	598.3	670.6
Accumulated other comprehensive loss	(127.7)	(66.0)
Total GCP Equity	470.6	604.6
Noncontrolling interests	3.5	2.8
Total Equity	474.1	607.4
Total Liabilities and Equity	$833.1	$981.5

The Notes to Combined Financial Statements are an integral part of these statements.

GCP
Combined Statements of Parent Company Equity

(In millions)	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Parent Company Equity
Parent company equity at December 31, 2012	$580.5	$(13.6)	$9.7	$576.6
Net income	109.7	—	1.6	111.3
Other comprehensive loss	—	(12.0)	(0.9)	(12.9)
Net transfer to parent	(65.3)	—	—	(65.3)
Parent company equity at December 31, 2013	624.9	(25.6)	10.4	609.7
Net income	134.3	—	1.2	135.5
Other comprehensive loss	—	(40.4)	(2.5)	(42.9)
Purchase of noncontrolling investment	—	—	(6.3)	(6.3)
Net transfer to parent	(88.6)	—	—	(88.6)
Parent company equity at December 31, 2014	670.6	(66.0)	2.8	607.4
Net income	40.1	—	0.8	40.9
Other comprehensive loss	—	(61.7)	(0.1)	(61.8)
Net transfer to parent	(112.4)	—	—	(112.4)
Parent company equity at December 31, 2015	$598.3	$(127.7)	$3.5	$474.1

The Notes to Combined Financial Statements are an integral part of these statements.

Notes to Combined Financial Statements
1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
On January 27, 2016, GCP entered into a separation agreement pursuant to which Grace agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the outstanding shares of Company common stock (the "Distribution"). Under the Distribution, one share of Company common stock was distributed for each share of Grace common stock held as of the close of business on January 27, 2016. No fractional shares were distributed. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange.
GCP is engaged in the production and sale of specialty construction chemicals, specialty building materials, and packaging products through three operating segments. Specialty Construction Chemicals ("SCC") manufactures and markets concrete admixtures and cement additives. Specialty Building Materials ("SBM") manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, fireproofing, and other products designed to protect the building envelope. Darex Packaging Technologies ("Darex") manufactures and markets packaging materials for use in beverage and food containers, industrial containers and other consumer and industrial applications.
Principles of Combination and Basis of Presentation
The Combined Financial Statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of Grace. The Combined Financial Statements reflect the financial position, results of operations and cash flows as GCP was historically managed, in conformity with accounting principles generally accepted in the United States of America (GAAP).
All intracompany transactions between GCP's businesses have been eliminated. All intercompany transactions between GCP and Grace have been included in these Combined Financial Statements and are considered to be effectively settled for cash prior to the Separation, other than intercompany loan transactions, which were predominantly settled in cash, in the Combined Financial Statements at the time the transaction was recorded. The intercompany loans payable to Grace, and related interest thereon, as discussed in Note 5 to the annual Combined Financial Statements, are reflected in the Combined Balance Sheets and Combined Statements of Operations and, to the extent settled in cash, the related cash flows are reflected in the Combined Statements of Cash Flows as "Borrowings under related party loans" and "Repayments of related party loans." The intercompany loans from Grace, and related interest thereon, are reflected on the Combined Balance Sheets as "Loans receivable—related party" and in the Combined Statements of Operations as "Interest expense (income), net—related party" and, to the extent settled in cash, the related cash flows are reflected in the Combined Statements of Cash Flows as "Increase in lending to related party" and "Receipt of payment on loan from related party."
The Combined Financial Statements include expenses of Grace allocated to GCP for certain functions provided by Grace, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, environment health and safety, supply chain, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses have been allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. These cost allocations are included in selling, general and administrative expenses in the Combined Statements of Operations. Most of these costs are included in segment operating income with only a portion included in corporate costs. Both GCP and Grace consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, GCP during the periods presented.

Notes to Combined Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Management believes such allocations are reasonable. The allocations may not, however, reflect the expense GCP would have incurred as an independent, publicly-traded company for the periods presented. Actual costs that may have been incurred if GCP had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Separation, GCP has started to perform these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Grace under a Transition Services Agreement, which has a term of 18 months or less depending on the function and services being provided. In addition to the Transition Services Agreement, GCP entered into arrangements with Grace in connection with the Separation, several of which have terms longer than one year. See Note 12 to the annual Combined Financial Statements for further description of the transactions between GCP and Grace.
Grace uses a centralized approach to cash management and financing of its operations and prior to the Separation, Grace funded GCP's operating and investing activities as needed. Cash transfers to and from the cash management accounts of Grace are reflected in the Combined Statements of Cash Flows as “Transfers to parent, net.”
The Combined Financial Statements also include the allocation of certain assets and liabilities that have historically been held at the Grace corporate level but are specifically identifiable or otherwise allocated to GCP. The cash and cash equivalents held by Grace at the corporate level are not specifically identifiable to GCP and therefore were not pushed down to GCP for any of the periods presented. Cash and cash equivalents in the Combined Balance Sheets represent primarily cash held locally by entities included in the Combined Financial Statements. Third-party debt and the related interest expense of Grace were not allocated to GCP for any of the periods presented as GCP is not the legal obligor of the debt and the Grace borrowings were not directly attributable to GCP's business.
In 2001, Grace and 61 of its United States subsidiaries and affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to resolve outstanding asbestos personal injury and property damage claims, including class-action lawsuits. In 2008, Grace and other parties filed a joint plan of reorganization with the Bankruptcy Court. Following the confirmation of the Joint Plan in 2011 by the Bankruptcy Court and in 2012 by a U.S. District Court, and the resolution of all appeals, Grace emerged from bankruptcy on February 3, 2014. The Combined Financial Statements exclude all assets, liabilities, income, gains, costs and expenses reported by Grace related to asbestos and bankruptcy matters. These matters were not allocated to GCP for any period presented because Grace will continue as the legal obligor for those liabilities, Grace is expected to pay all future liabilities and costs and such matters were not historically managed by GCP.
Noncontrolling Interests in Combined Entities    GCP conducts certain of its business through joint ventures with unaffiliated third parties. For joint ventures in which GCP has a controlling financial interest, GCP consolidates the results of such joint venture in the Combined Financial Statements. GCP deducts the amount of income attributable to noncontrolling interests in the measurement of its combined net income. During the 2014 fourth quarter, GCP acquired the remaining 50% equity interest in its joint venture in Turkey for $11.7 million, making the business a wholly owned subsidiary of GCP.
Operating Segments    GCP reports financial results of each of its operating segments that engage in business activities that generate revenues and expenses, and whose operating results are regularly reviewed by GCP's chief operating decision maker.
Earnings per Share    GCP earnings per share for 2015, 2014 and 2013 were calculated using the shares that were distributed to Grace shareholders immediately following the Separation. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no equity awards in GCP outstanding prior to the Separation.

Notes to Combined Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Use of Estimates    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Combined Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. GCP's accounting measurements that are most affected by management's estimates of future events are:

•
Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as material commitments (see Note 9 to the annual Combined Financial Statements) and income taxes (see Note 6 to the annual Combined Financial Statements);

•
Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 7 to the annual Combined Financial Statements); and

•	Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 6 to the annual Combined Financial Statements).
Revenue Recognition    GCP recognizes revenue when all of the following criteria are satisfied: risk of loss and title transfer to the customer; the price is fixed and determinable; persuasive evidence of a sales arrangement exists; and collectability is reasonably assured. Risk of loss and title transfers to customers are based on individual contractual terms. Terms of delivery are generally included in customer contracts of sale, order confirmation documents and invoices.
Certain customer arrangements include conditions for volume rebates. GCP accrues a rebate allowance and reduces recorded sales for anticipated selling price adjustments at the time of sale. GCP regularly reviews rebate accruals based on actual and anticipated sales patterns.
Cash Equivalents    Cash equivalents consist of liquid instruments and investments with maturities of three months or less when purchased. The recorded amounts approximate fair value.
Inventories    Inventories are stated at the lower of cost or market. The method used to determine cost is first-in/first-out, or "FIFO." Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value. Inventories are evaluated regularly for salability, and slow moving and/or obsolete items are adjusted to expected salable value. Inventory values include direct and certain indirect costs of materials and production. Abnormal costs of production are expensed as incurred.
Long Lived Assets    Properties and equipment are stated at cost. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 7 years for information technology equipment, 3 to 10 years for operating machinery and equipment, and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to earnings. Obligations for costs associated with asset retirements, such as requirements to restore a site to its original condition, are accrued at net present value and amortized along with the related asset.
Intangible assets with finite lives consist of technology, customer lists, trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 1 to 20 years.

Notes to Combined Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

GCP reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment charge was required in 2015 or 2013; however, there were impairment charges recorded in 2014 (see Note 10 to the annual Combined Financial Statements).
Goodwill    Goodwill arises from certain business combinations. GCP reviews its goodwill for impairment on an annual basis at October 31 and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment under the provisions of ASC 350 "Intangibles—Goodwill and Other," GCP has identified its reporting units as its operating segments. GCP has evaluated its goodwill annually with no impairment charge required in any of the periods presented.
Income Taxes    GCP taxable income was historically included in the U.S. federal and state income tax returns of Grace. In the accompanying combined financial statements, GCP's provision for income taxes is computed following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of a consolidated group as if the group member were a separate taxpayer and standalone enterprise. As a result, actual tax transactions included in the Combined Financial Statements of GCP may not be included in the separate financial statements of Grace. Further, the tax treatment of certain items reflected in the separate financial statements of Grace may not be reflected in the Combined Financial Statements and tax returns of GCP. For example, certain items such as net operating losses, credit carryforwards, and valuation allowances that exist within Grace's financial statements may or may not exist in GCP's standalone financial statements.
With the exception of certain dedicated foreign entities, GCP does not maintain taxes payable to and from Grace and GCP is deemed to settle the annual current tax balances immediately with the legal entities liable for the taxes in the respective jurisdictions. These settlements are reflected as changes in net parent investment. The Combined Statements of Cash Flows reflect cash paid for income taxes including GCP’s cash taxes paid to taxing authorities as well as tax payments which are deemed settled with Grace as the taxpayer during these time periods.
Deferred tax assets and liabilities are recognized with respect to the expected future tax consequences of events that have been recorded in the Combined Financial Statements. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets. The assessment of realization of deferred tax assets is performed based on the weight of the positive and negative evidence available to indicate whether the asset is recoverable, including tax planning strategies that are prudent and feasible.
Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. GCP evaluates such likelihood based on relevant facts and tax law.
Pension Benefits    GCP's method of accounting for actuarial gains and losses relating to its global defined benefit pension plans is referred to as "mark-to-market accounting." Under mark-to-market accounting, GCP's pension costs consist of two elements: 1) ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. Should a significant event occur, GCP's pension obligation and plan assets would be remeasured at an interim period, and the gains or losses on remeasurement would be recognized in that period.

Notes to Combined Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

Stock-Based Compensation    GCP recognizes expenses related to stock-based compensation payment transactions in which it receives employee services in exchange for (a) equity instruments of Grace or (b) liabilities that are based on the fair value of Grace’s equity instruments or that may be settled by the issuance of equity instruments. Stock-based compensation cost for restricted stock units (RSUs) and share settled performance based units (PBUs) are measured based on the high/low average of the price of Grace’s common stock on the date of grant. Cash settled performance based units (CSPBU) are remeasured at the end of each reporting period based on the closing fair market value of Grace’s common stock. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated by the Black-Scholes option pricing model. GCP recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.
Currency Translation    Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in "accumulated other comprehensive loss" in the Combined Balance Sheets. The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income in the Combined Statements of Operations.
On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to U.S. dollar would devalue from 4.3 to 6.3. As a result of this currency devaluation, GCP incurred a charge to net income of $8.5 million in the 2013 first quarter. Of this amount, $1.6 million is included in segment operating income.
GCP continued to account for its results in Venezuela at the official exchange rate of 6.3. bolivars to one U.S. dollar until September 30, 2015. Based on developments in the 2015 third quarter, including changed expectations about GCP's ability to import raw materials into Venezuela at the official exchange rate and increased inflation, GCP determined that it was no longer appropriate to use the official exchange rate. Effective September 30, 2015, GCP began accounting for its results in Venezuela at the SIMADI rate. At December 31, 2015, this rate was 199 bolivars to one U.S. dollar. GCP recorded a pre-tax charge of $73.2 million in the third quarter to reflect the devaluation of monetary assets and the impairment of non-monetary assets, including $40.2 million for cash, $28.9 million for working capital and $4.1 million for property and equipment. Of this amount, $13.6 million related to inventory was recorded in cost of goods sold, and $59.6 million related to other assets and liabilities was recorded as a separate line in the Combined Statement of Operations. The assets, liabilities, sales, earnings and cash flows of our Venezuelan subsidiary are expected to be immaterial after September 30, 2015. The inability to use the Venezuela generated cash outside the country has had no material impact on the Company's ability to finance its global operations or meet its debt obligations.
Effect of New Accounting Standards    In July 2013, the FASB issued ASU 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This update is intended to improve the consistency surrounding the presentation of an unrecognized tax benefit when a net operating loss carryforward exists, requiring the unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new requirements are effective for fiscal years beginning after December 15, 2013, and for interim periods within those fiscal years, with early adoption permitted. GCP adopted this standard for the 2014 first quarter, and it did not have a material effect on the Combined Financial Statements.
In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This update is intended to change the requirements for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The new requirements are effective for fiscal years beginning on or after December 15, 2014, and for interim periods within fiscal years beginning on or after December 15, 2015, with early adoption permitted. GCP adopted this standard for the 2015 first quarter, and it did not have a material effect on the Combined Financial Statements.

Notes to Combined Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements were to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year but will permit adoption as of the original effective date. The revised standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. GCP does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on the Combined Financial Statements.
In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's treatment of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new requirements are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, with early adoption permitted. GCP is currently evaluating its effect on the Combined Financial Statements and will adopt this update when it becomes effective.
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's measurement of inventory. The update requires that inventory be measured at the lower of cost or net realizable value for entities using FIFO or average cost methods. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. GCP is currently evaluating the timing of adoption and does not expect the update to have a material effect on the Combined Financial Statements.
In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes” as an amendment to ASC 740 "Income Taxes." As part of the FASB’s Simplification Initiative, this update requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Thus, each jurisdiction will now only present one net noncurrent deferred tax asset or liability. The update does not change the existing requirement that only permits offsetting of deferred tax assets and liabilities within a specific jurisdiction. The update is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted, and may be applied either prospectively or retrospectively. GCP has elected to early adopt this standard retrospectively in 2015. Consistent with the new guidance, GCP has presented the deferred tax assets or liabilities of each jurisdiction as one net noncurrent deferred tax asset or liability. As a result, for the year ended December 31, 2014, GCP reclassified $3.1 million previously reported as net current deferred tax items to net noncurrent deferred tax assets and $4.5 million reported as net current deferred tax items to net noncurrent deferred tax liabilities. The retrospective application of the update results in total net deferred tax assets of $15.5 million and total net deferred tax liabilities of $14.4 million as of December 31, 2014.
In February 2016, the FASB amended the existing accounting standards for leases. The amendments require lessees to record, at lease inception, a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term. Lessees may elect to not recognize lease liabilities and ROU assets for most leases with terms of 12 months or less. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset will be based on the liability, adjusted for lease prepayments, lease incentives received, and the lessee's initial direct costs. For finance leases, expense will be the sum of interest on the lease obligation and amortization of the ROU asset, resulting in a front-loaded expense pattern. For operating leases, expense will generally be recognized on a straight-line

Notes to Combined Financial Statements (Continued)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies (Continued)

basis. The amended lessor accounting model is similar to the current model, updated to align with certain changes to the lessee model and the new revenue standard. The current sale-leaseback guidance, including guidance applicable to real estate, is also replaced with a new model for both lessees and lessors. GCP is required to adopt the guidance in the first quarter of fiscal 2020 using a modified retrospective approach. Early adoption is permitted. GCP is currently evaluating the timing and the impact of these amendments on its Combined Financial Statements.
2. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at December 31, 2015 and 2014:

	December 31,
(In millions)	2015	2014
Raw materials	$39.1	$44.5
In process	6.2	6.1
Finished products	51.3	62.9
Other	8.7	9.4
Total inventories	$105.3	$122.9
3. Properties and Equipment

	December 31,
(In millions)	2015	2014
Land	$9.2	$8.1
Buildings	159.1	164.7
Machinery, equipment and other	425.3	469.9
Information technology and equipment	18.9	18.8
Projects under construction	14.7	10.0
Properties and equipment, gross	627.2	671.5
Accumulated depreciation and amortization	(430.1)	(474.0)
Properties and equipment, net	$197.1	$197.5
Depreciation expense relating to properties and equipment was $27.3 million, $28.1 million, and $28.4 million in 2015, 2014, and 2013, respectively. GCP's rental expense for operating leases was $21.6 million, $22.6 million, and $22.1 million in 2015, 2014, and 2013, respectively.
At December 31, 2015, minimum future non-cancelable payments for operating leases are:

(In millions)
2016	$13.0
2017	6.8
2018	4.5
2019	3.1
2020	2.3
Thereafter	15.2
$44.9

Notes to Combined Financial Statements (Continued)

4. Goodwill and Other Intangible Assets

The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the years ended December 31, 2015 and 2014, are as follows:

(In millions)	SCC	SBM	Darex	Total GCP
Balance, December 31, 2013	$57.8	$65.1	$5.7	$128.6
Foreign currency translation	(5.1)	(5.7)	(0.4)	(11.2)
Other adjustments	(3.4)	—	—	(3.4)
Balance, December 31, 2014	49.3	59.4	5.3	114.0
Foreign currency translation	(5.1)	(5.8)	(0.5)	(11.4)
Other adjustments	—	(0.1)	—	(0.1)
Balance, December 31, 2015	$44.2	$53.5	$4.8	$102.5
Other adjustments in the table above relate primarily to deferred income taxes for prior acquisitions that were corrected during the December 31, 2014 period. GCP determined that these amounts are not material to the current or prior periods.
GCP's net book value of other intangible assets at December 31, 2015 and 2014, was $33.3 million and $44.0 million, respectively, detailed as follows:

	December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization
Customer lists	$39.2	$19.4
Technology	17.9	10.2
Trademarks	13.7	9.3
Other	12.3	10.9
Total	$83.1	$49.8

	December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization
Customer lists	$44.9	$19.1
Technology	19.9	9.6
Trademarks	15.1	9.6
Other	14.4	12.0
Total	$94.3	$50.3
Total indefinite-lived trademarks, included above, at December 31, 2015 and 2014, were $3.9 million and $4.2 million, respectively. Amortization expense related to intangible assets was $4.6 million, $5.9 million, and $6.3 million in 2015, 2014 and 2013 respectively.

Notes to Combined Financial Statements (Continued)

4. Goodwill and Other Intangible Assets (Continued)

At December 31, 2015, estimated future annual amortization expense for intangible assets is:

(In millions)
2016	$3.5
2017	2.7
2018	2.6
2019	2.5
2020	2.4
Thereafter	15.7
Total estimated amortization expense	$29.4
5. Debt and Other Financial Instruments
Components of Debt

	December 31,
(In millions)	2015	2014
Related party	$42.3	$53.8
Letters of credit and other borrowings(1)	25.7	25.2
Total debt	68.0	79.0
Debt payable within one year	68.0	79.0
Debt payable after one year	$—	$—
Full-year weighted average interest rates on related party debt	3.3%	3.2%
Full-year weighted average interest rates on letters of credit and other borrowings	11.9%	11.7%
___________________________________________________________________________________________________________________

(1)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
At December 31, 2015, the recorded values of other financial instruments such as cash equivalents and trade receivables and payables approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.
At December 31, 2015, the fair value of GCP's debt payable approximated the recorded value of $68.0 million. Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions.
Debt at December 31, 2015, was used primarily to fund the working capital needs of the business and for acquisitions. All debt is scheduled to mature on or before December 31, 2016.

Notes to Combined Financial Statements (Continued)

6. Income Taxes

Provision for Income Taxes
The components of income before income taxes and the related provision for income taxes for 2015, 2014, and 2013 are as follows:
Income Taxes

(In millions)	2015	2014	2013
Income before income taxes:
Domestic	$97.2	$65.6	$86.8
Foreign	28.0	125.5	76.1
Total	$125.2	$191.1	$162.9
Benefit from (provision for) income taxes:
Federal—current	$(50.5)	$(23.3)	$(16.8)
Federal—deferred	(1.0)	3.6	(3.7)
State and local—current	(9.5)	(4.7)	(5.7)
State and local—deferred	(0.2)	0.6	(0.6)
Foreign—current	(25.6)	(29.2)	(22.3)
Foreign—deferred	2.5	(2.6)	(2.5)
Total	$(84.3)	$(55.6)	$(51.6)
The income by jurisdiction above does not reflect $173.1 million, $7.9 million, and $18.4 million of domestic income resulting from repatriated earnings in 2015, 2014, and 2013, respectively.
The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and GCP's overall income tax provision is summarized as follows:
Income Tax Provision Analysis

(In millions)	2015	2014	2013
Tax provision at U.S. federal income tax rate	$(43.8)	$(66.9)	$(57.0)
Change in provision resulting from:
Nondeductible Venezuela charge	(24.7)	—	—
(Cost) benefit from U.S. taxes on repatriation foreign earnings	(19.9)	0.1	4.3
Effect of tax rates in foreign jurisdictions	8.0	12.3	2.2
State and local income taxes, net	(6.3)	(2.7)	(4.1)
Benefit from domestic production activities	2.7	2.2	2.6
Return to provision – change in estimate	2.5	—	—
Nontaxable income/non-deductible expenses	(2.5)	(2.5)	(2.7)
Adjustments to uncertain tax positions and other	(0.3)	1.9	3.1
Provision for income taxes	$(84.3)	$(55.6)	$(51.6)
For 2015, (cost) benefit from U.S. taxes on foreign earnings includes repatriation of current and prior year earnings pursuant to the Separation and is discussed in further detail below under "Unrepatriated Foreign Earnings". The nondeductible Venezuela charge is the tax effect of the $73.2 million nondeductible charge recorded during the third quarter of 2015.

Notes to Combined Financial Statements (Continued)

6. Income Taxes (Continued)

Deferred Tax Assets and Liabilities
At December 31, 2015 and 2014, the deferred tax assets and liabilities consisted of the following items:
Deferred Tax Analysis

(In millions)	December 31, 2015	December 31, 2014
Deferred tax assets:
Foreign net operating loss carryforwards	$11.3	$7.7
Research and development	9.2	9.0
Reserves and allowances	7.9	9.1
Pension benefits	2.9	—
Other	7.6	8.1
Total deferred tax assets	$38.9	$33.9
Deferred tax liabilities:
Properties and equipment	$(14.4)	$(14.2)
Intangible assets	(12.7)	(14.4)
Other	(0.9)	(2.1)
Total deferred tax liabilities	$(28.0)	$(30.7)
Valuation Allowance:
Foreign net operating loss carryforwards	(2.0)	(1.8)
Net deferred tax assets (liabilities)	$8.9	$1.4
At December 31, 2015 and 2014, GCP has recorded a valuation allowance of $2.0 million and $1.8 million respectively, to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. GCP believes it is more likely than not that the remaining deferred tax assets will be realized. If GCP were to determine that it would not be able to realize a portion of its deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if GCP were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
Unrepatriated Foreign Earnings
GCP has not provided for U.S. federal, state and foreign deferred income taxes on $201.4 million of undistributed earnings of foreign subsidiaries. The unrecorded deferred tax liability associated with these earnings is $10.2 million. Earnings of $173.1 million, $7.9 million, and $18.4 million were repatriated from non-U.S. GCP subsidiaries in 2015, 2014, and 2013, respectively, resulting in an insignificant amount of U.S. income tax expense or benefit in 2013 and 2014. The tax effect of the repatriation of foreign earnings in 2015 is discussed in detail below.
As of December 31, 2014, Grace had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. In the 2015 first quarter, Grace announced its plan to separate into two publicly traded companies and reassessed the capital structure and financial requirements of both Grace and GCP. Further, in connection with the Separation, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. Grace and GCP also considered local country legal and regulatory restrictions. In 2015, GCP recorded tax expense of $19.9 million for repatriation attributable to both current and prior years' earnings. The tax effect of repatriation is determined by several variables including the tax rate applicable to the entity making

Notes to Combined Financial Statements (Continued)

6. Income Taxes (Continued)

the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
GCP believes that the Separation is a one time, non-recurring event, and that recognition of deferred taxes of undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to Separation, GCP expects undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

(1)	the expectation that it will satisfy its U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
GCP will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion.
Unrecognized Tax Benefits
A reconciliation of the unrecognized tax benefits, excluding interest and penalties, for the three years ended December 31, 2015, follows:
Rollforward of Unrecognized Tax Benefits

(In millions)	Unrecognized Tax Benefits
Balance, January 1, 2013	$10.9
Additions for current year tax positions	1.5
Reductions for prior year tax positions and reclassifications	(0.3)
Reductions for expirations of statute of limitations	(4.4)
Balance, December 31, 2013	7.7
Additions for prior year tax positions	0.7
Reductions for prior year tax positions and reclassifications	(0.4)
Reductions for expirations of statute of limitations	(0.3)
Settlements	(2.4)
Balance, December 31, 2014	5.3
Additions for prior year tax positions	0.3
Reductions for prior year tax positions and reclassifications	(0.8)
Settlements	(0.9)
Balance, December 31, 2015	$3.9
The balance of unrecognized tax benefits as of December 31, 2015, 2014 and 2013 of $3.9 million, $5.3 million and $7.7 million, respectively, if recognized, would affect the effective tax rate. GCP accrues potential interest and any associated penalties related to uncertain tax positions in "benefit from (provision for) income taxes" in the Combined Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions, which is included as income tax expense in the statements of operations, as of December 31, 2015, 2014, and 2013 was $1.3 million, $1.4 million and $1.3 million, respectively, net of applicable federal income tax benefits.

Notes to Combined Financial Statements (Continued)

6. Income Taxes (Continued)

Unrecognized tax benefits from GCP's operations are included in the Combined Financial Statements including those that in certain jurisdictions have historically been included in tax returns filed by Grace. In such instances, uncertain tax positions related to GCP's operations may be indemnified by Grace. As of December 31, 2015, 2014, 2013, the amount of unrecognized tax benefits considered obligations of Grace (including both interest and penalties) were $2.1 million, $2.1 million and $4.1 million, respectively.
GCP believes it is reasonably possible that in the next 12 months the amount of the liability for unrecognized tax benefits could decrease by approximately $0.5 million.
GCP files U.S. federal income tax returns as well as income tax returns in various state and foreign jurisdictions. Unrecognized tax benefits relate to income tax returns for tax years that remain subject to examination by the relevant tax authorities. Since GCP's operations have historically been included in federal and state returns filed by Grace, the information reflected below for the United States relates to historical Grace returns.
The following table summarizes open tax years by major jurisdiction:

Tax Jurisdiction(1)	Examination in Progress	Examination Not Initiated
United States—Federal	None	2010-2014
United States—States	2007-2009	2010-2014
Italy	None	2009-2014
France	None	2012-2014
Canada	2012-2013	2014
___________________________________________________________________________________________________________________

(1)	Includes federal, state, provincial or local jurisdictions, as applicable.
7. Pension Plans and Other Postretirement Benefit Plans
Multiemployer Plans    GCP employees participate in funded and unfunded defined benefit pension and other postretirement benefit plans (the “Shared Plans”) sponsored by Grace, which include employees of other Grace businesses. For purposes of the Combined Financial Statements, the Shared Plans are accounted for as multiemployer benefit plans. Accordingly, GCP does not record an asset or liability to recognize the funded status of these plans in the Combined Balance Sheets. As part of the Separation, Grace split certain Shared Plans and transferred the assets and liabilities of such plans related to GCP employees to GCP. GCP’s allocated pension expense for the Shared Plans was $3.8 million, $5.3 million, and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. GCP was not allocated any portion of the mark-to-market adjustments for multiemployer plans.
Grace provided postretirement health care and life insurance benefits for retired employees of certain U.S. business units and certain divested business units. The postretirement medical plan provided various levels of benefits to employees hired before 1993 who retired from Grace after age 55 with at least 10 years of service. In June 2014, Grace announced that it would discontinue its postretirement medical plan for all U.S. employees effective October 31, 2014, and eliminate certain postretirement life insurance benefits. The postretirement plan was further remeasured as of September 30, 2015, due to a plan amendment to eliminate certain other postretirement life insurance benefits. GCP’s allocated income (expense) for the postretirement health care and life insurance benefits plan was $1.4 million, $0.7 million, and $(1.5) million for the years ended December 31, 2015, 2014, and 2013, respectively. GCP was not allocated any portion of the gain on termination of the postretirement plans.
Defined Contribution Retirement Plan    Grace also sponsors a defined contribution retirement plan for its employees in the United States, in which GCP’s employees participate. This plan is qualified under section 401(k) of the U.S. tax code. Currently, Grace contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. As part of the Separation, GCP established a defined contribution retirement plan for its employees in the United States, similar in design to the Grace defined contribution

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

retirement plan. For the years ended December 31, 2015, 2014, and 2013, GCP received an allocation of the total cost related to this benefit plan of $4.8 million, $4.5 million, and $4.3 million, respectively.
Pension Plans    GCP’s employees also participate in certain defined benefit pension plans, primarily in the U.K., that GCP sponsors. GCP records an asset or liability to recognize the funded status of these plans in the Combined Balance Sheets. During 2015, in preparation for the Separation, certain defined benefit pension plans were assumed by GCP and have been reflected in the December 31, 2015 Combined Balance Sheet. The Shared Plans, which are accounted for as multiemployer benefit plans as discussed above, are excluded from the following disclosures.
The following table presents the funded status of GCP's fully-funded, underfunded, and unfunded pension plans:

(In millions)	December 31, 2015	December 31, 2014
Overfunded defined benefit pension plans	$26.1	$44.1
Underfunded defined benefit pension plans	(8.0)	(7.7)
Unfunded defined benefit pension plans	(26.0)	(27.0)
Total underfunded and unfunded defined benefit pension plans	(34.0)	(34.7)
Pension liabilities included in other current liabilities	(1.1)	(1.0)
Net funded status	$(9.0)	$8.4
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $26.1 million as of December 31, 2015, and the overfunded status is reflected as "overfunded defined benefit pension plans" in the Combined Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. The combined balance of the underfunded and unfunded plans was $35.1 million as of December 31, 2015.
GCP maintains defined benefit pension plans covering current and former employees of certain business units and divested business units who meet age and service requirements. Benefits are generally based on final average salary and years of service. GCP funds its U.S. qualified pension plans ("U.S. qualified pension plans") in accordance with U.S. federal laws and regulations. Non-U.S. pension plans ("non-U.S. pension plans") are funded under a variety of methods, as required under local laws and customs.
At the December 31, 2015 measurement date for GCP's defined benefit pension plans, the PBO was $306.2 million compared with $298.6 million as of December 31, 2014. The PBO basis reflects the present value (using a 4.40% discount rate for U.S. plans and a 3.24% weighted average discount rate for non-U.S. plans as of December 31, 2015) of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees.
On an annual basis a full remeasurement of pension assets and pension liabilities is performed based on GCP's estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information as well as certain key assumptions provided by management.

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2015 and 2014:

	Defined Benefit Pension Plans
Change in Financial Status of Retirement Plans (In millions)	U.S.		Non-U.S.		Total
	2015	2014	2015	2014	2015	2014
Change in Projected Benefit Obligation (PBO):
Benefit obligation at beginning of year	$12.9	$11.2	$285.7	$283.5	$298.6	$294.7
Service cost	0.3	0.2	3.1	3.2	3.4	3.4
Interest cost	0.5	0.5	9.2	12.0	9.7	12.5
Plan participants' contributions	—	—	0.5	0.6	0.5	0.6
Settlements/curtailments	—	—	(1.0)	—	(1.0)	—
Actuarial (gain) loss	(0.9)	1.3	5.4	22.1	4.5	23.4
Benefits paid	(0.5)	(0.3)	(11.8)	(15.4)	(12.3)	(15.7)
Assumption of plan liabilities	—	—	19.0	—	19.0	—
Currency exchange translation adjustments	—	—	(16.2)	(20.3)	(16.2)	(20.3)
Benefit obligation at end of year	$12.3	$12.9	$293.9	$285.7	$306.2	$298.6
Change in Plan Assets:
Fair value of plan assets at beginning of year	$12.2	$10.6	$294.8	$270.7	$307.0	$281.3
Actual return on plan assets	(0.4)	1.1	1.2	54.4	0.8	55.5
Employer contributions	—	0.8	2.4	3.6	2.4	4.4
Plan participants' contributions	—	—	0.5	0.6	0.5	0.6
Settlements	—	—	(1.5)	—	(1.5)	—
Benefits paid	(0.5)	(0.3)	(11.8)	(15.4)	(12.3)	(15.7)
Assumption of plan assets	—	—	14.9	—	14.9	—
Currency exchange translation adjustments	—	—	(14.6)	(19.1)	(14.6)	(19.1)
Fair value of plan assets at end of year	$11.3	$12.2	$285.9	$294.8	$297.2	$307.0
Funded status at end of year (PBO basis)	$(1.0)	$(0.7)	$(8.0)	$9.1	$(9.0)	$8.4
Amounts recognized in the Combined Balance Sheets consist of:
Noncurrent assets	$—	$—	$26.1	$44.1	$26.1	$44.1
Current liabilities	—	—	(1.1)	(1.0)	(1.1)	(1.0)
Noncurrent liabilities	(1.0)	(0.7)	(33.0)	(34.0)	(34.0)	(34.7)
Net amount recognized	$(1.0)	$(0.7)	$(8.0)	$9.1	$(9.0)	$8.4
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Prior service cost (credit)	—	0.1	(0.2)	0.3	(0.2)	0.4
Net amount recognized	$—	$0.1	$(0.2)	$0.3	$(0.2)	$0.4

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

	Defined Benefit Pension Plans
Change in Financial Status of Retirement Plans (In millions)	U.S.		Non-U.S.		Total
	2015	2014	2015	2014	2015	2014
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	4.40%	3.95%	3.24%	3.39%	NM	NM
Rate of compensation increase	NM	NM	3.60%	3.12%	NM	NM
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	3.95%	4.76%	3.39%	4.37%	NM	NM
Expected return on plan assets	5.75%	6.00%	3.87%	4.88%	NM	NM
Rate of compensation increase	NM	NM	3.12%	3.30%	NM	NM
___________________________________________________________________________________________________________________
NM—Not meaningful

Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income) (In millions)	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net Periodic Benefit Cost (Income) (1)
Service cost	$0.3	$3.1	$0.2	$3.2	$0.3	$3.1
Interest cost	0.5	9.2	0.5	12.0	0.4	11.0
Expected return on plan assets	(0.8)	(11.0)	(0.6)	(12.9)	(0.6)	(11.6)
Amortization of prior service cost	0.1	—	0.1	—	0.1	—
Annual mark-to-market adjustment	0.2	14.2	0.9	(18.7)	(1.2)	15.1
Net periodic benefit cost (income)	$0.3	$15.5	$1.1	$(16.4)	$(1.0)	$17.6
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income)
Amortization of prior service cost	(0.1)	—	(0.1)	—	(0.1)	—
Assumption of prior service credit	—	(0.5)	—	—	—	—
Total recognized in other comprehensive income	(0.1)	(0.5)	(0.1)	—	(0.1)	—
Total recognized in net periodic benefit cost (income) and other comprehensive loss (income)	$0.2	$15.0	$1.0	$(16.4)	$(1.1)	$17.6
___________________________________________________________________________________________________________________

(1)
Includes expense that was allocated to Grace of $0.1 million, $0.4 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. GCP allocates such expense excluding any mark-to-market adjustment.

The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost (income) over the next fiscal year is $0.1 million.
The accumulated benefit obligation for all defined benefit pension plans was approximately $289 million and $281 million as of December 31, 2015 and 2014, respectively.

Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation (In millions)	U.S.		Non-U.S.		Total
	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$12.1	$12.7	$40.4	$39.9	$52.5	$52.6
Accumulated benefit obligation	12.1	12.7	33.4	31.8	45.5	44.5
Fair value of plan assets	11.1	12.0	6.6	4.9	17.7	16.9

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

Estimated Expected Future Benefit Payments Reflecting Future Service for the Fiscal Years Ending (In millions)	Pension Plans		Total Payments
	U.S.	Non-U.S.(1)
	Benefit Payments	Benefit Payments
2013 (actual)	$0.3	$12.3	$12.6
2014 (actual)	0.3	15.4	15.7
2015 (actual)	0.5	11.8	12.3
2016	0.6	14.0	14.6
2017	0.6	12.8	13.4
2018	0.7	13.1	13.8
2019	0.7	13.7	14.4
2020	0.7	13.9	14.6
2021 - 2025	3.9	76.4	80.3
___________________________________________________________________________________________________________________

(1)	Non-U.S. estimated benefit payments for 2016 and future periods have been translated at the applicable December 31, 2015, exchange rates.
Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on changes in overall market interest rates. For the U.S. qualified pension plans, the assumed weighted average discount rate of 4.40% as of December 31, 2015, was selected, in consultation with Grace's independent actuaries, based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.
As of December 31, 2015 and 2014, the United Kingdom pension plan represented approximately 80% and 84%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed weighted average discount rate as of December 31, 2015, for the United Kingdom (3.00%) was selected, in consultation with Grace's independent actuaries, based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
As of December 31, 2015, GCP changed the approach used to determine the service and interest cost components of defined benefit pension expense. Previously, GCP estimated service and interest costs using a single weighted average discount rate derived from the same yield curve used to measure the projected benefit obligation. For 2016, GCP elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. GCP believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the projected benefit obligation at December 31, 2015. GCP considers this a change in accounting estimate, which will be accounted for prospectively beginning in 2016.
Investment Guidelines for Advance-Funded Pension Plans    The investment goal for the U.S. qualified pension plans subject to advance funding is to earn a long-term rate of return consistent with the related cash flow profile of the underlying benefit obligation. The plans are pursuing a well-defined risk management strategy designed to reduce investment risks as their funded status improves.
The U.S. qualified pension plans have adopted a diversified set of portfolio management strategies to optimize the risk reward profile of the plans:

•	Liability hedging portfolio: primarily invested in intermediate-term and long-term investment grade corporate bonds in actively managed strategies.

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

•	Growth portfolio: invested in a diversified set of assets designed to deliver performance in excess of the underlying liabilities with controls regarding the level of risk.

•
U.S. equity securities: the portfolio contains domestic equities that are passively managed to the S&P 500 and Russell 2000 benchmark and an allocation to an active portfolio benchmarked to the Russell 2000.

•
Non-U.S. equity securities: the portfolio contains non-U.S. equities in an actively managed strategy. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

•
Other investments: may include (a) high yield bonds: fixed income portfolio of securities below investment grade including up to 30% of the portfolio in non-U.S. issuers; and (b) global real estate securities: portfolio of diversified REIT and other liquid real estate related securities. These portfolios combine income generation and capital appreciation opportunities from developed markets globally.

•	Liquidity portfolio: invested in short-term assets intended to pay periodic plan benefits and expenses.
For 2015, the expected long-term rate of return on assets for the U.S. qualified pension plans was 5.75%.
The expected return on plan assets for the U.S. qualified pension plans for 2015 was selected, in consultation with Grace's independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics, and historical results.
The target allocation of investment assets at December 31, 2015, and the actual allocation at December 31, 2015 and 2014, for GCP's U.S. qualified pension plans are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2015	2015	2014
U.S. equity securities	11%	11%	11%
Non-U.S. equity securities	7%	7%	6%
Short-term debt securities	6%	6%	10%
Intermediate-term debt securities	28%	28%	26%
Long-term debt securities	46%	46%	45%
Other investments	2%	2%	2%
Total	100%	100%	100%

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

The following tables present the fair value hierarchy for GCP's proportionate share of the U.S. qualified pension plan assets measured at fair value, which are held in a trust by Grace, as of December 31, 2015 and 2014.

	Fair Value Measurements at December 31, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$1.2	$—	$1.2	$—
Non-U.S. equity group trust funds	0.8	—	0.8	—
Corporate bond group trust funds—intermediate-term	3.1	—	3.1	—
Corporate bond group trust funds—long-term	5.2	—	5.2	—
Other fixed income group trust funds	0.2	—	0.2	—
Common/collective trust funds	0.6	—	0.6	—
Annuity and immediate participation contracts	0.2	—	0.2	—
Total Assets	$11.3	$—	$11.3	$—

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$1.3	$—	$1.3	$—
Non-U.S. equity group trust funds	0.7	—	0.7	—
Corporate bond group trust funds—intermediate-term	3.1	—	3.1	—
Corporate bond group trust funds—long-term	5.5	—	5.5	—
Other fixed income group trust funds	0.2	—	0.2	—
Common/collective trust funds	1.2	—	1.2	—
Annuity and immediate participation contracts	0.2	—	0.2	—
Total Assets	$12.2	$—	$12.2	$—
Non-U.S. pension plans accounted for approximately 96% of total global pension assets at December 31, 2015 and 2014. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures, and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the United Kingdom pension plan represent approximately 91% and 95% of the total non-U.S. pension plan assets at December 31, 2015 and 2014, respectively. In determining the expected rate of return for the U.K. pension plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2015 expected long-term return assumption of 3.75%.

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

The target allocation of investment assets at December 31, 2015, and the actual allocation at December 31, 2015 and 2014, for the U.K. pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
United Kingdom Pension Plan Asset Category	2015	2015	2014
Diversified growth funds	10%	10%	11%
U.K. gilts	29%	29%	42%
U.K. corporate bonds	8%	8%	47%
Insurance contracts	53%	53%	—%
Total	100%	100%	100%
The plan assets of the other country plans represent approximately 9% and 5% in the aggregate (with no country representing more than 4% individually) of total non-U.S. pension plan assets at December 31, 2015 and 2014, respectively.
The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2015.

	Fair Value Measurements at December 31, 2015, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$142.3	$—	$142.3	$—
Government and agency securities	1.3	—	1.3	—
Corporate bonds	1.1	—	1.1	—
Insurance contracts and other investments(1)	140.6	—	2.1	138.5
Cash	0.6	0.6	—	—
Total Assets	$285.9	$0.6	$146.8	$138.5
___________________________________________________________________________________________________________________

(1)
In October 2015, the trustees of the U.K. pension plan entered into a contract with an insurance company to secure the benefits for current retirees and hedge the risk of future inflation and changes in longevity with a buy-in contract. At December 31, 2015, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

The following table presents a summary of the changes in the fair value of the plans' Level 3 assets for the year ended December 31, 2015.

(In millions)	Insurance Contracts
Balance, December 31, 2014	$—
Actual return on plan assets relating to assets still held at year-end	(1.2)
Purchases, sales, and settlements, net	145.6
Transfers out for benefit payments	(1.7)
Currency exchange translation adjustments	(4.2)
Balance, December 31, 2015	$138.5

Notes to Combined Financial Statements (Continued)

7. Pension Plans and Other Postretirement Benefit Plans (Continued)

The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2014.

	Fair Value Measurements at December 31, 2014, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$289.7	$—	$289.7	$—
Government and agency securities	0.8	—	0.8	—
Insurance contracts and other investments	3.3	—	3.3	—
Cash	1.0	1.0	—	—
Total Assets	$294.8	$1.0	$293.8	$—
Plan Contributions and Funding    GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. Based on the U.S. qualified pension plans' status as of December 31, 2015, there are no minimum required payments under ERISA for 2016.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements and actuarial and trustee recommendations. GCP expects to contribute approximately $4 million to its non-U.S. pension plans in 2016.
8. Other Balance Sheet Accounts

(In millions)	December 31, 2015	December 31, 2014
Other Current Assets
Non trade receivables	$25.5	$30.9
Prepaid expenses	8.9	7.5
Income tax receivable(1)	4.4	2.7
Marketable securities	0.1	0.2
Total other current assets	$38.9	$41.3

(In millions)	December 31, 2015	December 31, 2014
Other Current Liabilities
Customer volume rebates	$33.5	$31.2
Accrued compensation	27.1	28.5
Income tax payable(1)	23.3	18.8
Accrued interest	3.9	3.3
Pension liabilities	1.1	1.0
Other accrued liabilities	36.6	35.1
Total other current liabilities	$125.5	$117.9
___________________________________________________________________________________________________________________

(1)	Income tax items above do not include amounts due from/to Grace.
Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

Notes to Combined Financial Statements (Continued)

9. Commitments and Contingent Liabilities

Purchase Commitments    GCP uses purchase commitments to ensure supply and to minimize the volatility of certain key raw materials including lignins, polycarboxylates, amines and other materials. Such commitments are for quantities that GCP fully expects to use in its normal operations.
Guarantees and Indemnification Obligations    GCP is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•
Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. GCP accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to the Combined Financial Statements.

•	Performance guarantees offered to customers. GCP has not established a liability for these arrangements based on past performance.

•
Contracts providing for the sale of a former business unit or product line in which GCP has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities.

Environmental Remediation    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP accrues for anticipated costs associated with response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. These accruals do not take into account any discounting for the time value of money.
GCP's environmental liabilities are reassessed whenever circumstances become better defined or response efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. We do not have sufficient information to estimate all of our possible future remediation costs. As we receive new information, our estimate of remediation costs may change materially.
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At December 31, 2015, GCP had gross financial assurances issued and outstanding of $6.7 million, composed of $0.1 million of surety bonds issued by various insurance companies and $6.6 million of standby letters of credit and other financial assurances issued by various banks.
General  From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are being managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed its risk and has made accounting estimates as required under GAAP.
10. Restructuring Expenses and Asset Impairments
In 2015, GCP incurred costs from restructuring actions as a result of changes in the business environment and its business structure. GCP incurred $11.5 million ($6.5 million in SCC, $3.2 million in SBM, and $1.8 million in Darex) of restructuring expenses during 2015, compared with $4.0 million in 2014 ($3.1 million in SCC, $0.5 million in SBM, and $0.4 million in Darex). During 2014, GCP's concrete production management systems product line was not meeting performance expectations, resulting in reduced cash flow and increasing obligations. GCP

Notes to Combined Financial Statements (Continued)

10. Restructuring Expenses and Asset Impairments (Continued)

evaluated its concrete production management systems product line long-lived assets for impairment. During the three months ended June 30, 2014, based on reviewing undiscounted cash flow information, GCP determined that the fair value of these long-lived assets was less than their carrying value and therefore recorded an impairment charge of $9.8 million ($3.8 million of equipment, $5.5 million of technology and $0.5 million of intellectual property). The remaining fair value of these assets subsequent to impairment was $8.2 million ($5.6 million of equipment, $2.3 million of technology and $0.3 million of intellectual property). During 2014, GCP also recorded an impairment charge of $4.5 million related to an unconsolidated investment. The remaining fair value of this investment subsequent to impairment was zero.
GCP had restructuring liabilities of $1.4 million, $0.8 million and $1.1 million as of December 31, 2015, 2014, and 2013 respectively related to severance actions made during the years then ended. The majority of the severance expense was paid in the year it was incurred. These costs are not included in segment operating income. Substantially all remaining costs related to the 2014 programs were paid as of December 31, 2015, while substantially all costs related to the 2015 restructuring programs are expected to be paid by December 31, 2016.

Restructuring Expenses and Asset Impairments (In millions)	Year Ended December 31,
	2015	2014	2013
Restructuring expenses	$11.5	$4.0	$7.4
Asset impairments	0.1	14.3	—
Total restructuring expenses and asset impairments	$11.6	$18.3	$7.4

Restructuring Liability (In millions)	December 31,
	2015	2014	2013
Beginning Balance	$0.8	$1.1	$1.5
Accruals for severance and other costs	11.5	4.0	7.4
Payments	(10.9)	(4.3)	(7.8)
Ending Balance	$1.4	$0.8	$1.1
11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive loss for the years ended December 31, 2015, 2014, and 2013:

Year Ended December 31, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.1	$(0.1)	$—
Assumption of net prior service credit	0.5	(0.1)	0.4
Benefit plans, net	0.6	(0.2)	0.4
Currency translation adjustments	(62.3)	—	(62.3)
Gain from hedging activities	0.4	(0.2)	0.2
Other comprehensive loss attributable to GCP	$(61.3)	$(0.4)	$(61.7)

Notes to Combined Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Year Ended December 31, 2014 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.1	$—	$0.1
Benefit plans, net	0.1	—	0.1
Currency translation adjustments	(41.4)	—	(41.4)
Gain from hedging activities	0.2	—	0.2
Other than temporary impairment of investment	0.8	—	0.8
Loss on securities available for sale	(0.1)	—	(0.1)
Other comprehensive loss attributable to GCP	$(40.4)	$—	$(40.4)

Year Ended December 31, 2013 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.1	$(0.1)	$—
Benefit plans, net	0.1	(0.1)	—
Currency translation adjustments	(11.9)	—	(11.9)
Loss from hedging activities	(0.3)	0.1	(0.2)
Gain on securities available for sale	0.1	—	0.1
Other comprehensive loss attributable to GCP	$(12.0)	$—	$(12.0)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2015, 2014, and 2013:

Year Ended December 31, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$(0.3)	$(65.5)	$(0.2)	$(66.0)
Other comprehensive income (loss) before reclassifications	0.4	(62.3)	0.2	(61.7)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	0.4	(62.3)	0.2	(61.7)
Ending balance	$0.1	$(127.8)	$—	$(127.7)

Notes to Combined Financial Statements (Continued)

11. Other Comprehensive Income (Loss) (Continued)

Year Ended December 31, 2014 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Gain (Loss) on Securities Available for Sale	Total
Beginning balance	$(0.4)	$(24.1)	$(0.4)	$(0.8)	$0.1	$(25.6)
Other comprehensive income (loss) before reclassifications	—	(41.4)	(0.4)	—	(0.7)	(42.5)
Amounts reclassified from accumulated other comprehensive income	0.1	—	0.6	0.8	0.6	2.1
Net current-period other comprehensive income (loss)	0.1	(41.4)	0.2	0.8	(0.1)	(40.4)
Ending balance	$(0.3)	$(65.5)	$(0.2)	$—	$—	$(66.0)

Year Ended December 31, 2013 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Unrealized Loss on Investment	Gain (Loss) on Securities Available for Sale	Total
Beginning balance	$(0.4)	$(12.2)	$(0.2)	$(0.8)	$—	$(13.6)
Other comprehensive income (loss) before reclassifications	—	(11.9)	1.6	—	0.1	(10.2)
Amounts reclassified from accumulated other comprehensive income	—	—	(1.8)	—	—	(1.8)
Net current-period other comprehensive income (loss)	—	(11.9)	(0.2)	—	0.1	(12.0)
Ending balance	$(0.4)	$(24.1)	$(0.4)	$(0.8)	$0.1	$(25.6)
GCP is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation amount represents the adjustments necessary to translate the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and to translate revenues and expenses at average exchange rates for each period presented.
See Note 7 to the annual Combined Financial Statements for a discussion of pension plans and other postretirement benefit plans.
12. Related Party Transactions and Parent Company Equity
The Combined Financial Statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of Grace.
Allocation of General Corporate Expenses
The Combined Financial Statements include expense allocations for certain functions provided by Grace as well as other Grace employees not solely dedicated to GCP, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and stock-based compensation. These expenses have been allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. During 2015, 2014 and 2013, GCP was allocated $54.8 million, $52.1 million and $48.7 million, respectively, of general corporate expenses incurred by Grace, which is primarily included within selling, general and administrative expenses in the Combined Statements of Operations.
The expense allocations from Grace discussed above include costs associated with defined benefit pension

Notes to Combined Financial Statements (Continued)

12. Related Party Transactions and Parent Company Equity (Continued)

and other postretirement benefit plans (the “Shared Plans”) sponsored by Grace in which some of GCP's employees participate. GCP accounts for such Shared Plans as multiemployer benefit plans. Accordingly, GCP does not record an asset or liability to recognize the funded status of the Shared Plans. As part of the Separation, Grace split certain Shared Plans and transferred the assets and liabilities of such plans related to GCP employees to GCP.
The expense allocations have been determined on a basis that GCP considers to be a reasonable reflection of the utilization of services provided or the benefit received by GCP during the periods presented. The allocations may not, however, reflect the expense GCP would have incurred as an independent company for the periods presented. Actual costs that would have been incurred if GCP had been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
Parent Company Equity
Net transfers to parent are included within net parent investment on the Combined Statements of Parent Company Equity. The components of the net transfers to parent as of December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash pooling and general financing activities	$(306.1)	$(259.7)	$(212.8)
GCP expenses funded by parent	54.6	63.4	47.2
Corporate costs allocations	54.8	52.1	48.7
Provision for income taxes	84.3	55.6	51.6
Total net transfers to parent	(112.4)	(88.6)	(65.3)
Share-based compensation	(3.7)	(4.1)	(4.9)
Other, net	(4.5)	(7.5)	(1.2)
Transfers to parent, net per combined statements of cash flows	$(120.6)	$(100.2)	$(71.4)
The Company’s accumulated other comprehensive loss at December 31, 2014, 2013 and 2012 has been revised to correct an error identified in the cumulative translation adjustment balances. The revision resulted in an increase in accumulated other comprehensive loss with a corresponding increase in net parent investment for approximately $17.5 million as of each period end. The error was not material to the previously issued combined financial statements.

13. Stock Incentive Plans
Basis of Presentation    Through the Separation, GCP employees continued to participate in the Grace share-based compensation plans. The following sections on Grace’s Performance Based Units and Non-Qualified Employee Stock Options disclose the activity of these awards granted to direct employees of GCP. Awards to indirect employees of GCP (e.g., awards to Grace’s corporate staff that provide services to GCP) are excluded from the following disclosures; however, the expense for those awards is included in expense allocated to GCP for certain corporate functions historically performed by Grace. See Note 1 to the annual Combined Financial Statements.
Grace granted nonstatutory stock options to certain key employees under its stock incentive plans ("Plans"). The Plans are administered by the Compensation Committee of the Board of Directors. Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant. Stock-based compensation awards granted under the Plans are generally subject to a vesting

Notes to Combined Financial Statements (Continued)

13. Stock Incentive Plans (Continued)

period from the date of the grant ranging from 1 - 3 years. Currently outstanding options expire on various dates through November 2020.
The following table sets forth information relating to such options during 2015, 2014, and 2013:

Stock Option Activity	Number Of Shares	Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance, January 1, 2013	718,295	$34.35
Options exercised	(335,549)	31.44
Options forfeited	(49,607)	55.79
Options granted	68,962	77.06	$18.98
Balance, December 31, 2013	402,101	48.39
Options exercised	(57,607)	41.97
Options forfeited	(11,417)	77.33
Options granted	66,923	93.84	21.08
Balance, December 31, 2014	400,000	63.06
Options exercised	(140,655)	54.44
Options forfeited	(4,267)	84.71
Options granted	186,674	83.27	18.43
Balance, December 31, 2015	441,752
The following is a summary of nonvested option activity for the year ended December 31, 2015:

Stock Option Activity	Number Of Shares	Weighted- Average Grant Date Fair Value
Nonvested options outstanding at beginning of year	146,129	$18.54
Granted	186,674	18.43
Vested	(144,134)	13.21
Forfeited	(4,267)	21.80
Nonvested options outstanding at end of year	184,402
As of December 31, 2015, the intrinsic value (the difference between the exercise price and the market price) for options outstanding was $12.9 million and for options exercisable was $11.6 million. The total intrinsic value of all options exercised during the years ended December 31, 2015, 2014 and 2013 was $8.4 million, $3.1 million and $25.0 million, respectively. A summary of Grace's stock options, related to GCP employees, outstanding and exercisable at December 31, 2015, follows:

Notes to Combined Financial Statements (Continued)

13. Stock Incentive Plans (Continued)

Exercise Price Range	Number Outstanding	Number Exercisable	Outstanding Weighted- Average Remaining Contractual Life (Years)	Exercisable Weighted- Average Exercise Price
$40 - $50	194,649	194,649	0.97	45.76
$60 - $70	1,000	1,000	1.97	67.85
$70 - $80	64,861	39,499	2.15	76.66
$80 - $90	1,335	890	2.49	84.74
$90 - $100	177,907	20,812	3.99	92.77
$100 - $110	2,000	500	3.16	100.29
	441,752	257,350
At December 31, 2015, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.39 years.
Options Granted    Grace granted approximately 0.2 million, 0.1 million, and 0.1 million nonstatutory stock options in 2015, 2014, and 2013, respectively, under the Plans.
For the years ended December 31, 2015, 2014 and 2013, GCP recognized non-cash stock-based compensation expense of $3.7 million, $4.1 million and $4.9 million, respectively, which is included in selling, general and administrative expense.
Grace values options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. Grace believes its actual stock volatility in the last several years may not be representative of expected future volatility because of its previous status in Chapter 11. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2015, 2014 and 2013, respectively.

	2015	2014	2013
Expected volatility	23.0%-27.2%	28.2%-28.7%	32.3%-34.3%
Weighted average expected volatility	24.5%	28.6%	33.3%
Expected term	3.00 - 4.00 years	3.00 - 4.00 years	3.00 - 4.00 years
Risk-free rate	1.30%	1.25%	0.61%
Dividend yield	—%	—%	—%
Total unrecognized stock-based compensation expense at December 31, 2015, was $1.2 million and the weighted-average period over which this expense will be recognized is 0.8 years.
Restricted Stock and Performance Based Units    During 2015, 2014, and 2013 Grace granted 27,654 Restricted Stock Units (RSUs), 15,981 Performance Based Units (PBUs), and 18,291 PBUs under Grace's Long-term Incentive Plan (LTIP) to GCP employees. During 2015, 2014, and 2013 3,687, 3,032, and 848 awards were forfeited, respectively. The awards cliff vest on December 31, 2017, 2016, and 2015, and have a weighted average grant date fair value of $96.69, $92.77, and $76.81, respectively. Grace anticipates that approximately 28% of the PBUs granted in 2015 will be settled in common stock and approximately 72% will be settled in cash, assuming full vesting. Grace anticipates that approximately 55% of the PBUs granted in 2014 will be settled in common stock and approximately 45% will be settled in cash, assuming full vesting. Grace anticipates that approximately 53% of the PBUs granted in 2013 will be settled in common stock and approximately 47% will be settled in cash, assuming full vesting.

Notes to Combined Financial Statements (Continued)

13. Stock Incentive Plans (Continued)

PBUs and RSUs are recorded at fair value at the date of grant. The common stock settled portion is considered an equity award with the payout being valued based on Grace’s stock price on the grant date. The cash settled portion of the award is considered a liability award with payout being remeasured each reporting period based on Grace’s current stock price. PBU equity and cash awards are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200%; therefore these portions of the awards are subject to volatility until the payout is finally determined at the end of the performance period. During 2015, 2014, and 2013, GCP recognized $1.0 million, $0.7 million, and $0.3 million in compensation expense for these awards. As of December 31, 2015, $1.6 million of total unrecognized compensation expense related to the awards is expected to be recognized over the remaining weighted-average service period of 1.2 years.
14. Operating Segment Information
GCP is engaged in the production and sale of specialty construction chemicals, specialty building materials and packaging products through three operating segments. Specialty Construction Chemicals manufactures and markets concrete admixtures and cement additives. Specialty Building Materials manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, fireproofing, and other products designed to protect the building envelope. Darex Packaging Technologies manufactures and markets packaging materials for use in beverage and food containers, industrial containers and other consumer and industrial applications. The table below presents information related to GCP's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. All remaining corporate items are reported separately and labeled as such.
GCP excludes defined benefit pension expense from the calculation of segment operating income. GCP believes that the exclusion of defined benefit pension expense provides a better indicator of its operating segment performance as defined benefit pension expense is not managed at an operating segment level.
GCP defines Adjusted EBIT (a non-GAAP financial measure) to be net income adjusted for interest income and expense; income taxes; restructuring expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to certain product lines and other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.

Notes to Combined Financial Statements (Continued)

14. Operating Segment Information (Continued)

Operating Segment Data

(In millions)	2015	2014	2013
Net Sales
Specialty Construction Chemicals	$694.3	$726.3	$688.1
Specialty Building Materials	398.1	379.3	370.1
Darex Packaging Technologies	326.2	374.8	384.1
Total	$1,418.6	$1,480.4	$1,442.3
Adjusted EBIT
Specialty Construction Chemicals segment operating income	$83.7	$72.4	$62.8
Specialty Building Materials segment operating income	99.6	75.7	76.9
Darex Packaging Technologies segment operating income	72.8	74.1	79.6
Corporate costs	(24.3)	(19.3)	(19.1)
Certain pension costs	(5.1)	(7.5)	(5.3)
Total	$226.7	$195.4	$194.9
Depreciation and Amortization
Specialty Construction Chemicals	$18.0	$18.5	$19.9
Specialty Building Materials	7.8	8.6	8.1
Darex Packaging Technologies	4.8	5.5	5.1
Corporate	1.2	1.4	1.6
Total	$31.8	$34.0	$34.7
Capital Expenditures
Specialty Construction Chemicals	$21.8	$24.3	$23.4
Specialty Building Materials	7.0	6.3	9.9
Darex Packaging Technologies	5.9	6.7	7.3
Corporate	1.3	0.2	0.9
Total	$36.0	$37.5	$41.5
Total Assets
Specialty Construction Chemicals	$318.4	$329.0	$358.6
Specialty Building Materials	227.4	247.3	247.6
Darex Packaging Technologies	121.2	157.4	168.3
Corporate	166.1	247.8	196.7
Total	$833.1	$981.5	$971.2
Corporate costs include certain functional costs and other corporate costs such as certain performance-based compensation and public company costs.

Notes to Combined Financial Statements (Continued)

14. Operating Segment Information (Continued)

GCP Adjusted EBIT for the years ended December 31, 2015, 2014 and 2013 is reconciled below to income before income taxes presented in the accompanying Combined Statements of Operations.
Reconciliation of Operating Segment Data to Financial Statements

	Year Ended December 31,
(In millions)	2015	2014	2013
GCP Adjusted EBIT	$226.7	$195.4	$194.9
Pension MTM adjustment and other related costs, net	(15.0)	18.6	(14.4)
Restructuring expenses and asset impairments	(11.6)	(18.3)	(7.4)
Interest expense, net	(2.5)	(4.8)	(4.9)
Currency and other financial losses in Venezuela	(73.2)	(1.0)	(6.9)
Net income attributable to noncontrolling interests	0.8	1.2	1.6
Income before income taxes	$125.2	$191.1	$162.9
Sales by Product Group

	Year Ended December 31,
(In millions)	2015	2014	2013
Specialty Construction Chemicals:
Concrete Admixtures	$532.7	$541.9	$513.5
Cement Additives	161.6	184.4	174.6
Total Sales	$694.3	$726.3	$688.1
Specialty Building Materials:
Building Envelope	$234.7	$236.3	$219.1
Residential Building Products	79.3	59.2	69.3
Specialty Construction Products	84.1	83.8	81.7
Total Sales	$398.1	$379.3	$370.1
Darex Packaging Technologies:
Sealants and Closures	$221.2	$254.8	$262.2
Coatings	105.0	120.0	121.9
Total Sales	$326.2	$374.8	$384.1

Notes to Combined Financial Statements (Continued)

14. Operating Segment Information (Continued)

The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location. With the exception of the United States as presented below, there are no individually significant countries with sales exceeding 10% of total sales. Brazil and France each have long-lived assets of approximately 10%-12% of total long-lived assets. There are no other individually significant countries with long-lived assets exceeding 10% of total long-lived assets.
Geographic Area Data

	Year Ended December 31,
(In millions)	2015	2014	2013
Net Sales
United States	$507.4	$468.4	$451.1
Canada and Puerto Rico	30.8	35.5	37.1
Total North America	538.2	503.9	488.2
Europe Middle East Africa (EMEA)	341.1	396.0	385.2
Asia Pacific	329.6	349.7	335.6
Latin America	209.7	230.8	233.3
Total	$1,418.6	$1,480.4	$1,442.3
Properties and Equipment, net
United States	$91.9	$87.8	$97.4
Canada and Puerto Rico	2.5	2.7	3.1
Total North America	94.4	90.5	100.5
Europe Middle East Africa (EMEA)	45.7	47.0	50.9
Asia Pacific	42.1	40.9	41.3
Latin America	14.9	19.1	18.8
Total	$197.1	$197.5	$211.5
Goodwill, Intangibles and Other Assets
United States	$34.1	$34.8	$39.1
Canada and Puerto Rico	2.8	2.9	4.6
Total North America	36.9	37.7	43.7
Europe Middle East Africa (EMEA)	61.1	69.7	81.2
Asia Pacific	22.1	23.4	25.3
Latin America	25.8	35.7	52.3
Total	$145.9	$166.5	$202.5
15. Quarterly Summary and Statistical Information (Unaudited)

(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2015
Net sales	$322.7	$373.7	$389.7	$332.5
Gross profit	111.3	142.9	143.9	118.1
Net income	20.5	27.2	(15.3)	7.7
Net income per share:
Basic and diluted earnings per share:
Net income	$0.29	$0.39	$(0.22)	$0.11
Basic and diluted shares	70.5	70.5	70.5	70.5

Notes to Combined Financial Statements (Continued)
15. Quarterly Summary and Statistical Information (Unaudited) (Continued)

(In millions, except per share amounts)	March 31	June 30	September 30	December 31
2014
Net sales	$332.7	$389.0	$393.7	$365.0
Gross profit	112.8	137.7	140.6	139.4
Net income	21.7	31.7	34.9	46.0
Net income per share:
Basic and diluted earnings per share:
Net income	$0.31	$0.45	$0.50	$0.65
Basic and diluted shares	70.5	70.5	70.5	70.5
16. Subsequent Event
On January 27, 2016, GCP entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Grace pursuant to which Grace agreed to transfer its construction products business, and its packaging technologies business operated under the “Darex” name, to GCP (the “Separation”), and distribute all of the Grace-owned common stock of GCP to Grace’s stockholders in a distribution intended to be generally tax-free to Grace’s stockholders (the “Distribution”). The Separation and the Distribution were completed on February 3, 2016. Grace distributed to its stockholders one share of GCP common stock, par value $0.01 per share, for each share of Grace common stock, par value $0.01 per share outstanding as of 5:00 p.m. on January 27, 2016, the record date for the Distribution. In lieu of fractional shares of GCP, Grace stockholders received cash, which generally will be subject to income tax. As a result of the distribution, GCP is now an independent public company and its common stock is listed under the symbol GCP on the New York Stock Exchange.
In connection with the Separation Agreement, GCP entered into various agreements with Grace to provide a framework for the Company’s relationship with Grace after the Separation and Distribution. Such agreements include: tax sharing agreement, employee matters agreement, transition services agreement and licensing agreements.
On January 27, 2016, GCP completed the sale of $525.0 million aggregate principal amount of its 9.5% Senior Notes due 2023 (the “Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2016. The Notes will mature on February 1, 2023.
On February 3, 2016, GCP entered into a Credit Agreement (the “Credit Agreement”) that provides for new senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, consisting of term loans (the “Term Loans”) in an aggregate principal amount of $275.0 million maturing in 2022 and of revolving loans (the “Revolving Loans”) in an aggregate principal amount of $250.0 million maturing in 2021, which remain undrawn at closing.
The interest rate per annum applicable to the Term Loans under the Credit Facilities is equal to, at GCP’s option, either a base rate plus a margin of 3.5% or LIBOR plus a margin of 4.5%. The interest rate per annum applicable to the Revolving Loans is equal to, at GCP’s option, either a base rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0%, in either case based upon the total leverage ratio of GCP and its restricted subsidiaries.
GCP used certain of the proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. Approximately $50 million was retained to meet operating requirements and to pay fees associated with the Separation. Additionally, in connection with the financing, mortgages or deeds of trust will be executed with respect to GCP properties in Chicago, Illinois, and Mount Pleasant, Tennessee.

Notes to Combined Financial Statements (Continued)

16. Subsequent Event (Continued)

In the fourth quarter of 2015, in preparation for the Separation, certain international pension plans were legally separated. Previously, the funded status of these shared plans was not reflected on GCP’s balance sheet as the plans were accounted for as multiemployer plans. Upon legal separation of the plans, GCP has recorded the funded status as of the end of 2015, resulting in an approximate $4 million increase to pension liabilities. In 2016, certain U.S. pension plans were legally split. The funded status of GCP’s portion of these plans, which is a net pension liability estimated at approximately $48 million, will be reflected on the balance sheet in the first quarter of 2016.

GCP APPLIED TECHNOLOGIES AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)
For the Year Ended December 31, 2015

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$4.8	$3.6	$(2.9)	$0.7	$6.2
Valuation allowance for deferred tax assets	1.8	0.5	(0.3)	—	2.0
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2014

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$4.9	$2.1	$(2.6)	$0.4	$4.8
Valuation allowance for deferred tax assets	1.6	0.2	—	—	1.8
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.
For the Year Ended December 31, 2013

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$4.5	$1.5	$(1.1)	$—	$4.9
Valuation allowance for deferred tax assets	1.7	—	(0.1)	—	1.6

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2015 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Prior to the Separation, we relied on certain financial information and resources of Grace to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as Board of Directors and internal audit, which includes Sarbanes-Oxley compliance. In conjunction with the Separation, we revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a standalone public company. We continue to review and document our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal control over financial reporting.
During the fourth quarter of fiscal 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we completed our preparations and implementation for a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements of GCP Applied Technologies Inc. and W. R. Grace & Co. There were no other changes in our internal control over financial reporting during fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
The following table sets forth information regarding those individuals who serve on the Company’s Board of Directors. Ms. Janice K. Henry was elected a director in January 2016. The other directors were elected in connection with the completion of the separation on February 3, 2016.

Name	Age	Position	Class
M. J. Avedon	54	Director	II
R. C. Cambre	77	Non-Executive Chairman of the Board and Director	III
M. A. Fox	68	Director	III
J. K. Henry	64	Director	I
P. J. Mason	65	Director	II
E. Mora	55	Director	II
G. E. Poling	60	President, Chief Executive Officer and Director	I
D. R. Shepherd	64	Director	I
Marcia J. Avedon has served as Senior Vice President of Human Resources, Communications, and Corporate Affairs for Ingersoll Rand, a global diversified industrial company, since 2007. In this role, she leads global human resources, public affairs, corporate social responsibility, communications, and brand management. She has served as a director of Lincoln National Corporation, and currently serves on the boards of several policy, professional, and nonprofit organizations. Dr. Avedon is the inaugural chair of the University of South Carolina’s Center for Executive Succession and chairs the Board of Advisors for the Belk College of Business, University of North Carolina at Charlotte. Dr. Avedon brings to our board her strong business operating experience across the industrial, healthcare, consumer products, and professional services sectors. She has led businesses through large-scale organizational changes, including mergers, acquisitions, divestitures, and spin-offs.
Ronald C. Cambre served as Chairman of the Board and Chief Executive Officer of Newmont Mining Corporation until his retirement as CEO in 2000 and Chairman in 2001. He joined Newmont as Vice Chairman and CEO in 1993. Mr. Cambre served as Chairman of the Board of McDermott International, Inc. (an engineering and construction company) and as a director of Cliffs Natural Resources Inc. until 2011. Mr. Cambre brings to our board his extensive background in leadership and management at the most senior level in major corporations, his deep understanding of international business and global energy issues and his governance and oversight experience developed as a director of multiple public companies.
Marye Anne Fox retired in 2012 as Chancellor of the University of California San Diego (UCSD) and Distinguished Professor of Chemistry at that institution after serving in those positions since 2004. She currently serves as Chancellor Emerita and Distinguished Professor of Chemistry and Biochemistry at UCSD. She was previously Chancellor of North Carolina State University and Distinguished University Professor of Chemistry. Dr. Fox has served as the Co-Chair of the National Academy of Sciences' Government-University-Industry Research Roundtable and served on the National Science Board and on President Bush's Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. Dr. Fox is a director of Bridgepoint Education, Inc. and Red Hat, Inc. and served as a director of Pharmaceutical Product Development, Inc. until 2008 and Boston Scientific Corporation until 2010. With her chemistry background, strong financial and operational experience leading large and successful educational institutions as well as service as an outside director to public and private boards, Dr. Fox brings to our board a full understanding of GCP's products and research and development efforts, substantial experience in overseeing corporate management and finance and high-level knowledge of operations and strategic planning for large institutions.

Janice K. Henry served as Senior Vice President and Treasurer until 2006 and Chief Financial Officer until 2005 of Martin Marietta Materials, Inc. (a chemical and materials manufacturer). After her retirement in 2006, she provided consulting services to Martin Marietta Materials, Inc. until 2009. Ms. Henry served as a director of North American Galvanizing and Coatings, Inc. until its acquisition in 2010 by AZZ Incorporated, of Inco Limited until its acquisition in 2006 by CVRD, and of Cliffs Natural Resources, Inc. until 2014. Ms. Henry brings to our Board her substantial experience in financial and accounting leadership, including with respect to acquisitions and capital structuring, gained as an officer of a chemicals and materials manufacturer. She also has significant governance and oversight experience from her service on public and private corporate boards.
Phillip J. Mason served as President of the Europe, Middle East Africa (EMEA) Sector of Ecolab, Inc. (a leading provider of food safety, public health and infection prevention products and services), a position he held from 2010 until his retirement in 2012. Prior to leading Ecolab’s EMEA Sector, Mr. Mason had responsibility for Ecolab’s Asia Pacific and Latin America businesses as President of Ecolab’s International Sector from 2005 to 2010 and as Senior Vice President, Strategic Planning in 2004. Mr. Mason has served on the board of Lincoln Electric Holdings since 2013. Mr. Mason brings 35 years of international business experience to the board, including starting, developing and growing businesses abroad in both mature and emerging markets. Additionally, he brings a strong finance and strategic planning background, including merger and acquisition experience, along with significant experience working with and advising boards on diverse issues confronting companies with international operations.
Elizabeth Mora has served since 2008 as the Chief Financial Officer, Vice President for Finance and Administration, and Treasurer for the Charles Stark Draper Laboratory, a non-profit engineering research and development laboratory serving the national interest in applied research, engineering development, advanced technical education, and technology transfer. Previously she served as Chief Financial Officer of Harvard University, with its large endowment, $3 billion annual operating budget, and 15,000 employees. In her 12 years at Harvard, she was a leader in research administration, the business side of information technology, and a key liaison between the university and government partners including OMB, NIH, NSF, DoD, and the various Offices of Inspectors General. She is a certified public accountant and spent nine years in public accounting and consulting in the National Regulatory Consulting Practice at PricewaterhouseCoopers. She has served as a director of MKS Instruments since 2012. Ms. Mora brings to our board a wide breadth of financial, audit, accounting, risk management, and financial controls experience.
Gregory E. Poling served President and Chief Operating Officer of W. R. Grace & Co. As a result of his service at Grace since 1977, Mr. Poling has developed valuable business, management and leadership experience, including 22 years of experience in construction products, and has long-standing relationships with GCP's major customers. Mr. Poling brings our board his extensive experience in sales, manufacturing, marketing and executive management, including in particular his experience in leading Grace Construction Products and Darex.
Danny R. Shepherd served as Vice Chairman of Vulcan Materials Company (the nation’s largest producer of construction aggregates: primarily crushed stone, sand and gravel), a position he held from 2013 until his retirement in 2015. Prior to becoming Vice Chairman, Mr. Shepherd served as Executive Vice President and Chief Operating Officer, from 2012 to 2013, Executive Vice President, Construction Materials, from 2011 to 2012, and Senior Vice President, Construction Materials East, from 2007 to 2011. He originally joined Vulcan in 1973 and left in 1993 to build a lime and limestone business, ultimately serving as President of Global Stone Corp. before returning to Vulcan in 2002. Mr. Shepherd has served on the Boards of Directors of the American Road and Transportation Builders Association; National Stone, Sand & Gravel Association; National Ready Mix Concrete Association; National Lime Association; and Pulverized Minerals Association. Mr. Shepherd brings to our board over 40 years of executive, operations, and commercial leadership experience with public companies, spanning P&L management, corporate strategy, business development, mergers and acquisitions, investor relations, capital planning, organization structure, and succession planning.

Temporary Classification of the Board of Directors
The Company’s Board of Directors is initially divided into three classes, with Class I composed of three directors, Class II composed of three directors and Class III composed of two directors as specified in the table above. The directors designated as Class I directors have terms expiring at the Company's first annual meeting of shareholders following the distribution, which the Company expects to hold in 2017. The directors designated as Class II directors have terms that expire at the following year’s annual meeting of shareholders, which will be held in 2018, and the directors designated as Class III directors have terms that expire at the following year’s annual meeting of shareholders, which the Company expects to hold in 2019. At the 2017 annual meeting, Class I directors will be elected to serve for a term of three years each. Commencing with the Company's 2018 annual meeting of shareholders, directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for that class expires and thereafter will serve for a term of one year each. Consequently, by 2020, all of our directors will stand for election each year for one year terms, and the board will therefore no longer be divided into three classes.
Executive Officers
The following table sets forth information regarding the executive officers of the Company as of March 29, 2016. Each of the individuals was elected to his position(s) in connection with the completion of the Separation on February 3, 2016.

Name	Age	Position
G. E. Poling	60	President and Chief Executive Officer
D. P. Freeman	52	Vice President and Chief Financial Officer
J. W. Kapples	56	Vice President, General Counsel and Secretary
Z. Mahmood	48	Vice President and President, SBM and Global Operations
W. J. McCall	61	Vice President and Chief Human Resources Officer
Gregory E. Poling has been employed with Grace since 1977. He has held positions in sales, marketing, business development and general management across all of Grace's operating segments. From 1977 to 1999, Mr. Poling held positions of increasing responsibility in Grace's construction products business. In 2005, Mr. Poling became President of Grace Davison (one of Grace's two operating segments at the time which included Darex) and a Vice President of W. R. Grace & Co. On November 3, 2011, Mr. Poling was elected President and Chief Operating Officer of W. R. Grace & Co.
Dean P. Freeman joined Grace in September 2015 as Vice President, GCP Finance. He previously served as Interim Chief Executive Officer and President, from January to May 2014, and as Executive Vice President and Chief Financial Officer, from 2012 to October 2014, at Watts Water Technologies, a global provider of products that improve the quality, conservation, safety, and control of water in residential, commercial and industrial markets. Mr. Freeman served as Senior Vice President of Finance and Treasurer of Flowserve Corporation from 2009 to 2011 and as Vice President, Finance and Chief Financial Officer of the Flowserve Pump Division from 2006 to 2009. Flowserve is a global provider of fluid motion and control products and services, producing engineered and industrial pumps, seals and valves as well as a range of related flow management services. Prior to Flowserve, Mr. Freeman served as Chief Financial Officer, Europe for The Stanley Works Corporation. Mr. Freeman has also served in financial executive and management roles of progressive responsibility with United Technologies Corporation and SPX Corporation.
John W. Kapples joined Grace in December 2015 as Vice President and General Counsel, GCP. He previously served as Vice President at Medtronic plc from February 2015 to August 2015, where he assisted with legal transition and integration matters related to Medtronic's acquisition of Covidien plc. From 2006 to 2015, Mr. Kapples served as Vice President and Secretary at Covidien, a medical device and pharmaceutical company. Prior to Covidien, Mr. Kapples served in management and legal roles of increasing responsibility at Raytheon Company.

Zain Mahmood joined Grace in November 2015 as Vice President and President, SBM and Global Operations, GCP. He previously served from 2013 to 2015 as President and CEO at Demilec Inc., a polyurethane-based insulation and coatings manufacturer. From 2007 to 2012, Mr. Mahmood served as President and CEO at Parkson Corporation, a water and wastewater treatment equipment manufacturer. Prior to Parkson, Mr. Mahmood served in management roles of increasing responsibility with Johns Manville Corporation, ABB and AlliedSignal (currently Honeywell).
William J. McCall has served as Vice President Human Resources of Grace since 2010. He previously served as Vice President Talent Management, from 2009 to 2010, and Vice President Human Resources, Laboratory Products Group, from 2007 to 2009 at Thermo Fisher Scientific, Inc. Prior to Thermo Fisher, he served as a human resources executive at Cabot Corporation from 2005 to 2007 and in human resources positions of increasing responsibility at Boehringer Ingelheim Pharmaceuticals, Inc.
Audit Committee
The Board of Directors has a separately designated Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended. The Audit Committee monitors the integrity of the Company’s financial statements, the independence and qualifications of the independent auditors, the performance of the internal auditors and independent auditors, the Company's compliance with legal and regulatory requirements and the effectiveness of the Company's internal controls. The internal audit principle reports directly to the Audit Committee and the Audit Committee is also responsible for the appointment, retention, compensation, oversight and, if appropriate, discharge of the Company’s independent auditors. The members of the Audit Committee are Marcia J. Avedon, Ronald C. Cambre, Marye Anne Fox, Janice K. Henry, Philip J. Mason, Elizabeth Mora and Danny Shepherd, each of whom is independent under SEC rules and NYSE listing standards applicable to audit committee members. Ms. Henry is the Audit Committee Chair. The Board of Directors has determined that Ms. Henry, Mr. Cambre and Ms. Mora each qualifies as an “audit committee financial expert” for purposes of SEC rules and that each has accounting or related financial management expertise as required by NYSE listing standards. The Board of Directors has determined that each other Audit Committee member is financially literate as required by NYSE listing standards.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10 percent of the Company’s common shares to file reports of ownership and changes in ownership of such shares with the SEC. These persons are required by SEC regulations to furnish the Company with copies of all such Section 16(a) forms they file. During the Company’s fiscal year ended December 31, 2015, the Company was not an independent company and no such Section 16(a) filings were required to be made during 2015.
Code of Ethics
The Company has adopted a Business Ethics Policy and a Conflicts of Interest Policy that are applicable to the members of our Board of Directors and to all of our employees, including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions. Together, these policies meet the requirements of a “code of ethics” as defined by SEC regulations as well as the requirements of a code of business conduct and ethics under NYSE listing standards. The Business Ethics and Conflicts of Interest policies are posted on our website www.gcpat.com under the heading “Investors.” Any amendments to or waivers of our Business Ethics and Conflicts of Interest policies that our Board of Directors approves will be disclosed on our website.
Shareholder Recommendations for Director Nominees
The Company’s amended and restated bylaws contain provisions that address the process by which a shareholder may nominate an individual to stand for election to the Board of Directors. The Board of Directors has adopted a policy concerning the evaluation of shareholder recommendations of board candidates by the Nominating and Governance Committee.

Item 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
In 2015, GCP was operated as part of Grace by the Grace executive officers. Accordingly, the 2015 Grace named executive officers are also the "named executive officers" of the Company included in the Summary Compensation Table set forth under "Executive Compensation—Compensation Tables" in respect of 2015. With the exception of Mr. Poling, these individuals will not be officers of the Company following the Separation (see “Management—Executive Officers Following the Distribution”).
The compensation decisions described in this section with respect to 2015 were made by the Compensation Committee of the Board of Directors of W. R. Grace & Co. (which we refer to as the "Grace Compensation Committee"), which is composed entirely of independent directors. Following the Separation, executive compensation decisions with respect to the Company will be made by the Compensation Committee of the Board of Directors of the Company (which we refer to as the "GCP Compensation Committee") which also will be composed entirely of independent directors.
This Compensation Discussion and Analysis has three main parts:

•
Grace 2015 Executive Compensation — This section describes and analyzes the executive compensation programs at Grace in 2015. In this section, the terms “we,” “our” and “us” refer to the Grace Compensation Committee.

•
Effects of the Separation on Outstanding Executive Compensation Awards — This section discusses the effect of the Separation on outstanding compensation awards for Grace employees who are expected to become executive officers of the Company.

•	The Company's Compensation Programs — This section discusses the anticipated executive compensation programs at the Company following the Separation.
Grace 2015 Executive Compensation
Executive Compensation Philosophy and Objectives
The key objectives of the Grace executive compensation program was to incentivize and motivate them to improve our performance, increase shareholder value, and enable us to compete effectively with other firms in attracting, motivating and retaining executives. The incentive compensation portion of the program was designed to align closely the financial interests of our executive officers with those of our shareholders. Because executive officers have a substantial ability to influence business success, we believe that the portion of compensation that is at-risk based on company-wide performance should increase as the level of responsibility increases. We also expect the executive compensation program to be consistent with a culture of ethical conduct, personal integrity and compliance with our policies and applicable law. We require executive officers to set an example for our employees and our other business associates in emphasizing the Grace Core Values in their daily business conduct. The Grace Core Values consist of a commitment to teamwork, performance, integrity, speed and innovation, which, with our overall commitment to safety, are the foundation of our corporate culture.
Setting Compensation
The W. R. Grace & Co. Board of Directors, which we refer to in this section as the Board, delegated authority for approving and administering the compensation program for executive officers, including the “named executive officers” included in the Summary Compensation Table set forth under “Executive Compensation” and other members of senior management to the Grace Compensation Committee. The Board appointed all of the independent members of the Board to serve as members of the committee.

Elements of Compensation
The following table outlines the major elements of compensation in 2015 for the named executive officers:

Compensation Element	Definition	Rationale
Base Salary	Fixed cash compensation paid monthly	Payment for completion of day-to-day responsibilities
Annual Incentive Compensation Plan	Variable cash compensation earned by achievement of pre-established annual corporate financial performance goals and annual personal performance	Builds accountability for achieving annual financial and business results and personal performance goals
Long-Term Incentive Compensation Plan (Stock Options)	Equity compensation with staggered vesting that increases in value with increases in stock price; value is equivalent to 50% of executive officer’s long-term incentive	Builds accountability for sustained financial performance Aligns long-term interests of executive officers and shareholders Encourages executive retention
Long-Term Incentive Compensation Plan (Restricted Stock Units)	Equity compensation subject to time-based vesting; value is equivalent to 50% of executive officer’s long-term incentive	Builds accountability for sustained financial results Aligns long-term interests of executive officers and shareholders Encourages executive retention
U.S. Defined Contribution Retirement Plans	Savings and Investment Plan (401(k))-Standard tax-qualified defined contribution retirement benefit subject to limitations on compensation and benefits under the U.S. Tax Code	Provides U.S. employees with opportunity to save for retirement on tax-advantaged basis with matched contributions from Grace
	Savings and Investment Plan Replacement Payment Plan (nonqualified)	Highly-paid U.S. employees made eligible for the same level of Grace match as all other participants in the Savings and Investment Plan notwithstanding Tax Code limitations
U.S. Defined Benefit Retirement Plans	Pension Plan-Standard tax-qualified pension plan subject to limitations on compensation and benefits under the U.S. Tax Code	Provides U.S. employees with retirement income
	Supplemental Executive Retirement Plan (nonqualified)	Highly-paid U.S. employees made eligible for the same benefit formula as all other participants in the Pension Plan notwithstanding U.S. Tax Code limitations
Compensation Benchmarking
In order to gauge market compensation levels and practices, we retained the services of Willis Towers Watson, an independent human resources consulting firm. Periodically, we have consulted with Willis Towers Watson for an assessment of the competitiveness of our executive officer compensation relative to certain benchmark companies in the chemicals, materials and specialty chemicals industry that we deemed to be Grace's peer group for compensation purposes, and relative to certain broad industry data. We selected the peer companies as the compensation peer group based upon their size and global scope, the quality of their executive talent, the likelihood that Grace competed with them for executive talent, and the availability of public information regarding their compensation practices. We relied upon the compensation data gathered from the peer group as well as the broad industry data to represent the competitive market for executive talent for our executive officers and did not focus on any specific data or benchmark for guidance when we made pay decisions. We have annually reviewed the composition of the compensation peer group to ensure that it remained relevant. For 2015 compensation, the peer group consisted of:

Albemarle Corp.	Olin Corp.
Axiall Corp.	OM Group Inc.
Cabot Corp.	PolyOne Corp.
Celanese Corp.	Rockwood Holdings Inc.
Cytec Industries Inc.	RPM International Inc.
Eastman Chemical Co.	A. Schulman Inc.
Ferro Corp.	Sigma-Aldrich Corp.
FMC Corp.	Valspar Corp.
International Flavors & Fragrances Inc.	Westlake Chemical Corp.

The broad industry data that we reviewed was included in studies produced by Willis Towers Watson for any given compensation year. We used the chemicals and general industry sections of these studies. This data was used in conjunction with the peer group data to determine market competitive levels for executive officer compensation.
Role of the Grace Compensation Committee
Pursuant to delegation from the Board, we are responsible for reviewing and approving the compensation of all executive officers, including:

•	base salary;

•	annual incentive compensation;

•	long-term incentive compensation;

•	employment agreements;

•	severance arrangements;

•	change-in-control agreements; and

•	any special or supplemental benefits not generally available to salaried employees.
We also review and approve all corporate goals and objectives used in determining the incentive compensation of each executive officer. We receive advice and legal and administrative assistance from the Grace human resources department and legal services group in meeting our responsibilities.
In setting an executive officer’s compensation level, we do not target a specific percentile at which pay levels should be set, as our members believe the market for executive talent includes a wide range of practices. Instead, we review the distribution of peer group pay practices and broad industry data and determine the appropriate positioning of each executive officer’s compensation based on factors including:

•	The executive officer’s role and level of responsibility;

•	The need to attract, motivate and retain world-class leadership;

•	The economic and business environment in which Grace operates;

•	The importance of the executive officer to Grace’s objectives and strategy;

•	Legal and governance requirements and standards related to executive compensation, including internal pay equity with other salaried employees; and

•	With respect to executive officers other than the CEO, the CEO’s recommendation of appropriate compensation levels.
We conduct an evaluation of each executive officer’s leadership ability, business experience, technical skill and potential to contribute to Grace’s overall performance. In addition, since the number of executive officers is small, our members are able to spend considerable time with each executive officer outside committee meetings, so our members are able to develop strong personal views of each executive officer’s performance and potential. We also review each executive officer’s existing compensation. This information, presented in the form of a “tally sheet,” reflects all compensation payable or potentially payable to each executive officer under the Grace compensation program. For each executive officer, we review the tally sheet, the peer group information, and broad industry data to provide context to the compensation decision. We then review the recommendation of the CEO, solely with respect to the other executive officers, and make the compensation determination based on our individual evaluation of each executive officer. Grace executive officers are generally eligible for periodic compensation reviews.
Our process for determining the compensation of the CEO is similar to the process we apply to other executive officers. We review and approve corporate goals and objectives used in determining the compensation of the CEO. We evaluate the CEO’s performance in light of those goals and objectives and have sole authority to determine the CEO’s compensation based on this evaluation. The CEO plays no part in our deliberations or approval of his own compensation. We believe the CEO’s compensation should be higher than the compensation of other executive officers because the CEO is uniquely positioned to influence all aspects of Grace's operations and performance and the resulting return to our shareholders. In addition, we believe that a competitive compensation package that aligns the interests of the CEO with shareholders is the most effective way to incentivize the CEO and maximize Grace performance. Our view is consistent with the practices of the compensation peer group companies and the broad industry data that we have reviewed.
Role of the Chief Executive Officer
As noted above, the CEO proposes compensation levels for the other executive officers. The CEO’s recommendations for the other executive officers are based on his assessment and consideration of the factors we consider as described above. Although we give the CEO’s recommendations significant weight, we retain full discretion when determining executive officer compensation. Although not a member of the committee, the CEO attends our meetings and participates in our deliberations regarding compensation levels for the other executive officers. The CEO is excused from deliberations regarding his own compensation and from the “executive session” portion of each meeting when we meet alone or alone with our outside advisors. The CEO is also excused when we meet separately with internal advisors from the Grace human resources group.
Role of the Compensation Consultant
In order to add rigor in the process of setting executive officer compensation and to inform us of market trends, we engaged the services of Willis Towers Watson to analyze our executive compensation structure and plan designs, and to assess whether the compensation program is competitive and supports our goal to align the interest of the executive team to the interests of the shareholders.
Specific services provided by Willis Towers Watson in 2015 include:

•	participated in selected committee meetings;

•	recommended companies to be included in the compensation peer group;

•	prepared market compensation data for executives and outside directors;

•	recommended ranges of annual and long-term compensation consistent with our compensation philosophy and objectives;

•	advised on incentive compensation plan design;

•	advised on current market trends and practices;

•	advised on executive compensation decisions related to the Separation; and

•	reviewed compensation disclosure.
In addition to services in respect of executive officer and director compensation, management engaged Willis Towers Watson to provide additional services to Grace in an amount that was less than $120,000 during 2015. We expect Willis Towers Watson and our executive officers, including our CEO, Chief Human Resources Officer and our General Counsel, and their respective subordinates, to meet, exchange information and otherwise cooperate in the performance of their respective duties outside committee meetings.
We have the sole authority to approve the independent compensation consultant’s fees and terms of the engagement. We annually review our relationship with Willis Towers Watson to ensure independence. The process includes a review of the services Willis Towers Watson provides, the quality of those services, and fees associated with the services during 2015 as well as consideration of the factors impacting independence that the NYSE rules require. In its review, we noted no conflicts of interest related to the work of Willis Towers Watson.
Stock Ownership Guidelines
In order to ensure that the long-term financial interests of our directors and executive officers are fully aligned with the long-term interests of our shareholders, our Board has implemented stock ownership guidelines. The guidelines are as follows:

Category of Executive	Ownership Guideline
Directors (other than CEO)	5 times cash portion of annual retainer
Chief Executive Officer	5 times base salary
Members of the Grace Leadership Team	3 times base salary
Presidents of Operating Segments	2 times base salary
Certain Key Vice Presidents	1 times base salary
Current directors and executives subject to the stock ownership guidelines generally have five years from the later of the Separation or the year of their initial election or appointment to comply with the relevant guideline.
Compensation Elements
Base Salary
The Grace Compensation Committee generally reviews base salaries for executive officers every 18 to 24 months. The Grace Compensation Committee takes into account individual performance, achievement of individual strategic objectives, changes in the breadth or scope of responsibilities, and its review of competitive compensation information described above. In 2015, the Grace Compensation Committee maintained base salaries for the named executive officers, other than Mr. Poling, at the 2014 level as set forth in the following table. Effective December 1, 2015, the Grace Compensation Committee increased Mr. Poling's base salary to reflect his increased responsibilities in connection with the Separation.

Named Executive Officer	Base Salary Rate as of 12/31/2015 ($)		Base Salary Rate as of 12/31/2014 ($)	Percentage Increase in Base Salary Rate (%)
A. E. Festa	975,000		975,000	—
H. La Force III	500,000		500,000	—
G. E. Poling	800,000	(1)	600,000	33.3
M. A. Shelnitz	425,000		425,000	—
E. C. Brown (2)	375,000		—	—
___________________________________________________________________________________________________________________

(1)	Effective December 1, 2015, Mr. Poling's annual base salary rate increased from $600,000 to $800,000.

(2)	Ms. Brown joined Grace in 2015.
Annual Incentive Compensation (AICP)
The AICP is a cash-based pay-for-performance incentive plan. Its purpose is to motivate and reward upper- and middle-level employees, including executive officers, for their contributions to our performance. The amount of an individual incentive award payment under the AICP is based upon:

•	the individual's AICP target amount;

•	the funding of the AICP incentive pool based on Grace performance; and

•	the individual's personal performance.
We established 2015 AICP targets in February 2015, based on the performance targets in the Grace 2015 operating plan and after considering the general economic environment in which we expected Grace to be operating during the year.
Consistent with 2014, we emphasized both earnings and cash generation performance in setting the annual incentive compensation plan goals. We viewed strong cash performance as critical to Grace's strategic direction in 2015 and a key component in Grace's future plans so we gave equal weight to earnings and cash generation for 2015.
For earnings, we used "Adjusted EBIT," (weighted 50%) calculated as net income adjusted for interest income and expense; income taxes; costs related to Chapter 11 and asbestos; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to divested businesses, product lines, and certain other investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends.
For cash generation, we used “Adjusted Free Cash Flow,” (weighted 50%) calculated as net cash provided by or used for operating activities minus capital expenditures plus the net cash flow from costs related to Chapter 11, cash paid to resolve contingencies subject to Chapter 11, accelerated payments under defined benefit pension arrangements, and expenditures for asbestos-related items.
The AICP targets for our named executive officers, other than Mr. Festa and Mr. Poling, remained the same as in 2014. Effective December 1, 2015, the Grace Compensation Committee increased Mr. Poling's AICP target to reflect his increased responsibilities in connection with the Separation.

Named Executive Officer	AICP Target as Percentage of Base Salary in 2015		AICP Target as Percentage of Base Salary in 2014
A. E. Festa	125%		114%	(1)
H. La Force III	80%		80%
G. E. Poling	91%	(2)	90%
M. A. Shelnitz	70%		70%
E. C. Brown	70%		n/a	(3)
___________________________________________________________________________________________________________________

(1)	Reflects Mr. Festa's 2014 blended AICP target. Effective June 1, 2014, Mr. Festa's AICP target increased from 100% to 125% of his base salary.

(2)	Reflects Mr. Poling's 2015 blended AICP target. Effective December 1, 2015, Mr. Poling's AICP target increased from 90% to 100% of his base salary.

(3)	Ms. Brown joined Grace in 2015.
Actual awards for executive officers may range from $0 to an amount equal to 200% of the target amount, based on the factors described above.
The target AICP incentive pool is the sum of the target awards of all participants in the AICP. For 2015, 50% of the available AICP incentive pool is established based on our performance in respect of Adjusted EBIT and 50% on performance in respect of Adjusted Free Cash Flow, which aligns the funded amount of our AICP incentive pool with our actual performance. We refer to the relevant targets as the "Adjusted EBIT Target" and the "Cash Target", respectively.
2015 AICP Performance Targets
The amount of the AICP incentive pool is the sum of the amount funded in the Adjusted EBIT Pool and the amount funded in the Adjusted Free Cash Flow Pool. The funding of each pool is determined independently by reference to the Adjusted EBIT Target and Cash Target set forth in the Grace Annual Operating Plan for the one-year performance period as follows:
2015 AICP Performance Targets-Adjusted EBIT

Percentage Funded in Adjusted EBIT Pool* (%)	Grace Performance as a Percentage of Adjusted EBIT Target (%)	Grace Adjusted EBIT Target (in millions $)
200	108.68 or above	701 or above
125	104.65	675
100	100	645
75	95.35	615
0	91.32 or below	589 or below

__________________________________________________________________________________________________________________

*	Actual amount funded to the Adjusted EBIT Pool is prorated on a straight line basis for performance that falls between the performance targets set forth in the table.
2015 AICP Performance Targets-Adjusted Free Cash Flow

Percentage Funded in Cash Pool (%)*	Grace Performance as a Percentage of Cash Target (%)	Grace Cash Targets (in millions $)
200	115.12 or above	495 or above
150	107.67	463
100	100	430
50	93.02	400
0	below 93.02	below 400
__________________________________________________________________________________________________________________

*	Actual amount funded to the Cash Pool is prorated on a straight line basis for performance that falls between the performance targets set forth in the table.
2015 AICP Adjusted Free Cash Flow
As set forth in the following table, for 2015, the committee exercised its discretion to revise the calculation of Adjusted Free Cash Flow for use in determining the Adjusted Free Cash Flow portion of the AICP incentive pool to eliminate the effect of a portion of capital expenditures that were included in the 2015 annual operating plan that were not spent during 2015.

(in millions $)
Net cash used for operating activities	$13.4
Capital Expenditures	(154.8)
Cash paid for Chapter 11 and asbestos, including accounts payable	495.0
Cash paid for repositioning	38.6
Cash paid for restructuring	16.4
Cash paid for legacy items	12.6
Capital expenditures related to repositioning	9.9
Cash paid for taxes related to repositioning	6.3
2015 Adjusted Free Cash Flow	437.4
Discretionary Reduction by Compensation Committee	(7.4)
2015 AICP Adjusted Free Cash Flow	$430.0
Summary 2015 Performance

(in millions $)
2015 Adjusted EBIT (50% of Available Incentive Pool)	$618.5
2015 AICP Adjusted Free Cash Flow (50% of Available Incentive Pool)	$430.0
2015 AICP Funding
Actual 2015 Adjusted Free Cash Flow was equal to our 2015 annual operating plan (actual performance was above the plan but was adjusted down to plan level as described above) and our actual 2015 Adjusted EBIT was below our 2015 annual operating plan. Following the discretionary adjustment by the committee described above, this performance resulted in 89% of the target AICP pool being funded, as shown the following table:

2015 Adjusted EBIT (in millions)	$618.5
Interpolated Portion of 50% of AICP Incentive Pool funded in respect of Adjusted EBIT Target	78.0%
2015 AICP Adjusted Free Cash Flow (in millions)	$430.0
Interpolated Portion of 50% of AICP Incentive Pool funded in respect of Adjusted Free Cash Flow Target	100.0%
Total Portion of Target AICP Incentive Pool funded	89.0%
Actual 2015 AICP payments to the named executive officers are as set forth below:

Name	Actual AICP Payment (89% of Target) ($)
A. E. Festa	1,084,688
H. La Force III	356,000
G. E. Poling (a)	502,623
M. A. Shelnitz	264,775
E. C. Brown	233,625
_______________________________________________________________________________

(a)
Mr. Poling resigned as President and Chief Operating Officer of Grace effective February 3, 2016. The amount for Mr. Poling is the amount accrued by Grace prior to the completion of the Separation and such amount will be paid to Mr. Poling by GCP pursuant to the terms of the Separation.

Executive Officer Annual Incentive Compensation Plan (EAICP)—Funding of Payments
The Executive Officer Annual Incentive Compensation Plan, EAICP, applicable to the executive officers, provides for performance-based incentives designed to meet the requirements for tax deductibility under Section 162(m) of the Code. AICP payments to executive officers are funded from the EAICP incentive pool. The EAICP incentive pool is funded if Grace meets the performance targets that we establish for a specified year. The maximum pool that can be used to make AICP payments to executive officers is set at 200% of the aggregate of the executive officers' AICP target awards. For 2015, the EAICP performance target was $400 million. In setting the actual amount of executive officers' AICP awards, we have the discretion to reduce, but not increase, the amount of the EAICP incentive pool and the amounts, based on the EAICP incentive pool, of individual AICP payments to executive officers.
Long-Term Incentive Compensation
The Grace Long-Term Incentive Plans, or Grace LTIPs, are designed to motivate and reward our key employees, including our named executive officers, for their contributions to Grace performance over a multi-year period and align their financial interests with those of the shareholders by making a significant portion of their total compensation variable and dependent upon Grace's sustained financial performance. Grace determined the target value of the Grace LTIP award for each Grace LTIP participant, with the exception of the CEO, based on the recommendation of the CEO. Grace determined the target value of the CEO’s Grace LTIP award. Grace determined these target award values by reviewing current market compensation data (as discussed above), historical long-term incentive target values, the level of dilution represented by outstanding equity awards, and internal pay equity considerations.
Fifty percent of the target award value of the 2015 Grace LTIP is awarded in options to purchase Grace common stock and 50% is awarded in restricted stock units, or RSUs.
Stock Options
Stock options represent 50% of the value of our Grace LTIP awards. The value of stock options is directly related to the increase in value of Grace common stock, so stock options provide direct alignment between the interests of our executive officers and shareholders. In determining the value of stock option awards, we used an analysis of stock option value based on an adjusted Black-Scholes option pricing model and reviewed this analysis with Willis Towers Watson. We approved the stock option grants included in the 2015 Grace LTIP on May 7, 2015. The exercise price of the options was $96.005, which was the average of the high and low trading prices of Grace common stock on the NYSE on May 7, 2015. The term of the options is five years and they vest over three years in equal annual installments commencing the year after the date of grant, generally subject to the continued employment of the holder of the stock options.
Restricted Stock Units (RSUs)
RSUs represent 50% of the value of 2015 Grace LTIP awards. In previous years we have issued performance-based units that consist of a target award of shares that can be increased, decreased or forfeited based on Grace performance. Due to the Separation, we did not believe that a three-year performance period based on Grace's 2014 performance was appropriate for long-term compensation. Accordingly, we selected RSUs as the stock component of the 2015 Grace LTIP awards. The value of an RSU is equal to the increase in value of Grace common stock, so RSUs provide direct alignment between the interests of our executive officers and shareholders. RSUs granted in 2015 will vest and be settled on May 7, 2018, generally subject to continued employment of the holder of the RSUs.
RSUs also provide direct alignment between the interests of executive officers and shareholders. Payouts to executive officers who are subject to the stock ownership guidelines, including the named executive officers, are payable in shares of common stock. Payouts to other participants are payable in cash.
Special Equity Awards to Ms. Brown
In connection with the commencement of her employment with Grace as Vice President and Chief Human Resources Officer, Ms. Brown was awarded a new hire Performance Based Unit (PBU) grant and a new hire stock option grant. In recognition of the special efforts required of Ms. Brown and her department in connection with the Separation, we awarded Ms. Brown a separate retention RSU grant.
The PBUs awarded to Ms. Brown are share-denominated and the actual number of shares earned by Ms. Brown can vary based on the achievement of specified business performance objectives. The value of the PBUs also varies based on the value of our stock. The amount of the payout under the PBUs is based upon: Ms. Brown's PBU target share amount; the growth in our Adjusted EBIT over the three-year performance period; and the value of Grace common stock on the payout date. Since Ms. Brown is an executive officer who is subject to our stock ownership guidelines, the PBUs are payable in shares of Grace common stock. The performance measure for the PBUs is Adjusted EBIT. In determining cumulative Adjusted EBIT growth for use in determining PBU payouts, referred to as LTIP Adjusted EBIT, Adjusted EBIT may be adjusted in the discretion of the committee to eliminate the effect of changes in accounting or significant changes in our business. In order to earn the target payout, our cumulative annual LTIP Adjusted EBIT growth from the 2013 baseline performance to 2016 actual performance must be 30%, to earn the maximum of 200% of the target payout, growth must be 45% and no payout is earned if growth is less than15% as reflected in the following table:

3-Year Cumulative PBU Adjusted EBIT Growth	2016 PBU Adjusted EBIT (in millions)	Number of PBU Shares Paid Out (# Shares)
Greater than 45%	Greater than $798.7	200% of PBU Award
45%	$798.7	200% of PBU Award
30%	$716.0	100% of PBU Award
15%	$633.4	50% of PBU Award
Less than 15%	Less than $633.4	—
In determining the value of Ms. Brown's stock option award, we used an analysis of stock option value based on an adjusted Black-Scholes option pricing model. We approved Ms. Brown's stock option grant on January 6, 2015. The exercise price of the options was $93.15, which was the average of the high and low trading prices of Grace common stock on the NYSE on January 6, 2015. The term of the options is five years and they vest over two years in equal annual installments on January 6, 2016 and January 6, 2017, generally subject to the continued employment of Ms. Brown.

The retention RSUs granted to Ms. Brown will vest and be settled on May 7, 2018, generally subject to her continued employment with Grace.
Pension Plan/Supplemental Executive Retirement Plan
As described below under the caption “Executive Compensation—Compensation Tables—Pension Benefits,” payments under the Grace tax-qualified pension plan are calculated using annual compensation, including base salary and AICP awards, and years of credited Grace service. We also implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, which applied to approximately 80 upper level employees, including the named executive officers, whose annual compensation exceeds the amount permitted to be taken into account for purposes of calculating benefits under tax-qualified pension plans. Under this plan, each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes.
Savings and Investment Plan/Replacement Payment Plan
Grace generally offers a tax-qualified 401(k)-type Savings and Investment Plan, or S&I Plan, to employees under which they may save a portion of their annual compensation in investment accounts on a pre- or post-tax basis. Grace currently matches 100% of employee savings under the S&I Plan up to 6% of the employee’s base salary and annual incentive compensation. We believe that a 401(k)-type plan with a meaningful company match is an effective recruiting and retention tool for Grace’s employees, including the named executive officers. Grace has also implemented an S&I Plan Replacement Payment Plan that applied to approximately 55 upper level employees, including the named executive officers, whose annual compensation exceeds the amount permitted to be taken into account for purposes of calculating benefits under tax-qualified savings plans. Under this plan, each such employee will receive the full matching payments to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law.
Executive Personal Benefits
We believe that executive personal benefits should be limited. Executive officers are eligible to participate in an executive physical examination program that offers executives an annual comprehensive physical examination within a compressed time period. Mr. Festa has access to corporate aircraft for reasonable personal travel, though he is responsible for paying income taxes on the value of such travel as determined by the Internal Revenue Service. In connection with joining Grace, Ms. Brown received certain benefits related to her relocation, at Grace's request, to Maryland and, in connection with the Separation, Mr. Poling received certain benefits related to his relocation, at Grace's request, to Massachusetts.
Change-In-Control Severance Agreements
As described below under the caption “Executive Compensation—Compensation Tables—Termination and Change-in-Control Arrangements,” we have entered into change-in-control severance agreements with each of the named executive officers. The provisions in these agreements are based on competitive practice and are designed to ensure that the executive officers’ interests remain aligned with the interests of our shareholders if a potential change in control occurs. Payments under these agreements are triggered by the involuntary termination of the executive officer’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a “change in control.” A change in control situation often undermines an executive officer’s job security, and it is to our benefit and our shareholders’ benefit to encourage our executive officers to seek out beneficial transactions and to remain employed through the closing of any transaction, even though their future employment at Grace may be uncertain. The change-in-control severance agreements are designed to reinforce and encourage the continued attention and dedication of the executive officers to their assigned duties without distraction in the face of potentially adverse circumstances arising from the possibility of a change in control of Grace. Certain terms of these agreements are described below under the caption “Executive Compensation—Compensation Tables—Potential Payments Upon Termination or Change-In-Control.”
Severance Arrangements
As described below under “Executive Compensation-Compensation Tables-Termination and Change-in-Control Arrangements,” we have entered into severance arrangements with each of the named executive officers.

Payments under these arrangements are triggered by involuntary termination of employment under most circumstances. Our severance arrangements are designed to encourage and reinforce the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their job security. In the case of Mr. La Force and Ms. Brown, the severance arrangements were negotiated on an arms-length basis prior to the time they joined Grace. The payments required by these arrangements were designed to encourage Mr. La Force and Ms. Brown to join and remain with Grace in lieu of other employment opportunities available to them. In connection with the Separation, we have agreed that, in the event of the involuntary termination by Grace of Ms. Brown's employment, without cause or performance issues, within two years of her relocation to Columbia Maryland, Grace will pay all necessary moving expenses, including tax gross-ups, to a location of her choice within the continental United States. Certain terms of these arrangements are described below under the caption “Executive Compensation—Compensation Tables—Potential Payments Upon Termination or Change-In-Control.”
Executive Salary Protection Plan
As described below under the caption “Executive Compensation—Compensation Tables—Potential Payments Upon Termination or Change-In-Control,” our Executive Salary Protection Plan provides payments to our named executive officers, or their respective beneficiaries, in the event of their disability or death prior to age 70 while employed by Grace. The plan is designed to encourage the continued attention and dedication of our executive officers to their assigned duties without undue concern regarding their ability to earn a living and support their families in the event of death or disability.
Compensation Policies and Practices Relating to Risk Management
We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on Grace through excessive risk-taking incentives or otherwise. The Grace compensation program, though tailored to Grace's specific needs, is generally similar to compensation programs used by other companies in the industry. We have many years of experience with the various components of our compensation program, including the incentive plans under which payments may vary based on the performance of the business. We believe these plans, backed by the Grace corporate ethics program and the Grace Core Values, have been successful in aligning the interests of the executives and senior employees with the interests of the shareholders and in encouraging the responsible pursuit of corporate objectives by Grace employees.
In order to ensure that the executive officer compensation program does not encourage excessive risk-taking, we conduct a periodic risk assessment of the compensation plans. We believe that several elements of the compensation program mitigate risk, including the use of performance measures based on reasonable targets, the implementation of stock ownership guidelines, the use of severance and change of control agreements and our oversight and discretion regarding incentive compensation.
Deductibility of Executive Compensation
Section 162(m) of the Code limits the tax deduction for compensation expense in excess of $1 million paid to certain executive officers unless such compensation is “performance-based” and satisfies certain other conditions. Tax deductibility is one criterion we consider when establishing compensation plans. Grace AICPs and LTIPs are generally structured with the intention that the compensation payable thereunder will generally qualify as deductible “performance-based” compensation. However, the rules governing Section 162(m) of the Code are complex and subject to different interpretations. Therefore, there is no certainty that awards intended to constitute “performance-based compensation” will, in fact, meet that exception. In addition, we believe that it is important to preserve the ability to structure compensation plans to meet a variety of corporate objectives even if the compensation paid under such plan is not fully tax-deductible.
Effects of the Separation on Outstanding Executive Equity Compensation Awards
For a discussion of the effects of the Separation on outstanding executive equity compensation see Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence. The Separation is not a change-in-control and therefore will not entitle officers of W. R. Grace & Co. or the Company to any change-in-control benefits.

The Company's Compensation Program
We believe the Grace executive compensation programs are effective both at retaining and motivating Grace officers and competitive as compared to compensation programs at other industry peer companies. The executive compensation programs that were initially adopted by the Company are very similar to those in place at Grace immediately prior to the Separation. However, after the Separation, the GCP Compensation Committee will continue to evaluate the Company's compensation and benefit programs and may make adjustments as necessary to meet prevailing business needs. Following the Separation, the GCP Compensation Committee retained Willis Towers Watson to provide compensation advice.
Executive Annual Incentive Compensation Plan
Prior to the completion of the Separation, the Company’s Board of Directors and sole stockholder, W. R. Grace & Co.–Conn ("Grace Conn"), adopted the GCP Applied Technologies Inc. Executive Annual Incentive Compensation Plan (which we refer to as the “GCP EAICP”), which became effective upon the consummation of the distribution. The provisions of the GCP EAICP generally mirror the provisions of the Grace Executive Annual Incentive Compensation Plan (which we refer to as the "Grace EAICP"). Like the Grace EAICP, the GCP EAICP is a cash-based-pay-for-performance incentive plan. Its purpose is to motivate and reward upper- and middle-level employees, including executive officers of GCP, for their contributions to our performance during the Company's fiscal year or a portion of such fiscal year, as established by the GCP Compensation Committee.
The amount of an individual incentive award payment under the GCP EAICP is based upon:

•	the individual's EAICP target amount;

•	the funding of the EAICP incentive pool based on Grace performance; and

•	the individual's personal performance.
2016 Stock Incentive Plan
Prior to the completion of the Separation, the Company’s Board of Directors adopted, subject to the approval of Grace Conn in its capacity as the Company’s sole stockholder, the GCP Applied Technologies Inc. 2016 Stock Incentive Plan (which we refer to as the “2016 SIP”). The 2016 SIP generally mirrors the provisions of the Grace 2014 Stock Incentive Plan (which we refer to as the “Grace SIP”), under which the Company expects to maintain certain Long-Term Incentive Plans (which we refer to as “LTIPs”). Like the Grace LTIPs, the Company’s LTIPs are designed to motivate and reward key employees, including GCP’s named executive officers, for their contributions to performance over a multi-year period and to align their financial interests with those of the shareholders by making a significant portion of their total compensation variable and dependent upon the Company’s sustained financial performance.
Say-On-Pay Vote
Prior to the Separation, the Company was not a public company and did not hold an annual meeting of shareholders. Therefore, the Company has not obtained a say-on-pay advisory vote of the shareholders under Section 14A of the Exchange Act. The Company expects that the Company's Compensation Committee will consider the results of the say-on-pay vote at the first annual meeting of shareholders and future such votes in making compensation decisions for the Company's named executive officers.

EXECUTIVE COMPENSATION
In 2015, GCP was operated as part of Grace by the Grace executive officers. Accordingly, the 2015 Grace named executive officers are also the "named executive officers" of the Company included in the Summary Compensation Table set forth below under "—Compensation Tables" in respect of 2015. With the exception of Mr. Poling, these individuals will not be officers of the Company following the Separation (see “Management—Executive Officers Following the Distribution”).
The compensation decisions described in this section with respect to 2015 were made by the Grace Compensation Committee, which was composed entirely of independent directors. Following the Separation, executive compensation decisions with respect to the Company will be made by the GCP Compensation Committee, which also will be composed entirely of independent directors.
Unless indicated otherwise, the terms “we”, “our” and “us” in this section refer to Grace.
Compensation Tables
Summary Compensation Table
The following table sets forth the compensation we paid for the periods indicated to our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly compensated executive officers who were executive officers as of December 31, 2015, determined by reference to the total compensation earned by such individuals for 2015 (reduced by the amount set forth in the table below under the caption “Change in Pension Value and Nonqualified Deferred Compensation Earnings”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(a)($)	Option Awards(a)($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (b)($)	All Other Compensation (c)($)	Total ($)
						AICP
A. E. Festa	2015	975,000	—	2,124,975	2,131,941	1,084,688	282,000	129,703	6,728,307
Chairman & Chief	2014	975,000	1,500,000	2,107,352	1,935,708	824,586	1,221,000	104,885	8,668,531
Executive Officer	2013	975,000	—	1,849,992	1,761,324	243,750	57,000	162,603	5,049,669

H. La Force III	2015	500,000	—	412,533	413,844	356,000	80,000	49,266	1,811,643
Senior Vice President &	2014	487,500	750,000	409,032	375,757	296,000	281,000	36,305	2,635,594
Chief Financial Officer	2013	453,333	—	399,986	380,834	94,000	64,000	46,572	1,438,725

G. E. Poling	2015	616,667	—	749,991	752,444	502,623	203,000	87,126	2,911,851
President & Chief	2014	600,000	750,000	743,820	683,192	399,600	1,594,000	45,515	4,816,127
Operating Officer	2013	579,167	—	749,993	714,046	135,000	—	62,004	2,240,210

M. A. Shelnitz	2015	425,000	—	274,958	275,896	264,775	57,000	40,215	1,337,844
Vice President, General	2014	410,417	1,000,000	272,688	250,497	220,150	874,000	29,355	3,057,107
Counsel & Secretary	2013	383,750	—	275,038	261,820	68,250	—	38,143	1,027,001

E. C. Brown	2015	372,595	—	898,111	381,534	233,625	49,000	174,159	2,109,024
Vice President & Chief
Human Resources Officer
___________________________________________________________________________________________________________________

(a)
2015 amounts reflect the aggregate grant date fair value of restricted stock unit awards to each executive officer, performance-based unit awards to Ms. Brown (each, in the “Stock Awards” column) and option awards to each executive officer (in the “Option Awards” column), in each case computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” In the case of restricted stock units and performance-based unit awards, the amounts shown in the Stock Awards column are based on an estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718 excluding the effect of estimated forfeitures. The values of the performance-based unit awards to Ms. Brown at the grant date if the target and highest levels of performance are achieved would be $148,120 and $296,240, respectively. Grace values options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using both actual stock volatility and the volatility of an industry peer group. Grace believes its actual stock volatility in the last several years may not be representative of expected future volatility because of its previous status in Chapter 11. The following summarizes the assumptions used for estimating the fair value of stock options granted during 2015:

2015
Expected Volatility	22.97% - 28.73%
Weighted average expected volatility	24.54%
Expected term	3 - 4 years
Risk-free rate	1.25% - 1.29%
Dividend yield	—

(b)
The 2015 amount consists of the aggregate change in the actuarial present value of the individual's accumulated benefit under the Grace Pension Plan and Grace Supplemental Executive Retirement Plan (SERP) from December 31, 2014, to December 31, 2015, assuming retirement at age 62 with benefits payable on a straight life annuity basis, based on assumptions used for financial reporting purposes under generally accepted accounting principles, including a 4.31% discount rate determined consistent with the methodology set forth in Note 7 (Pension Plans and Other Postretirement Benefits Plans) to the GCP Combined Financial Statements as of December 31, 2015, 2014 and 2013 included in this Annual Report on Form 10-K. Negative amounts are not reflected in the table pursuant to SEC rules. Although these amounts appear as a lump sum, they are generally paid as an annuity. The amount reported is an accounting value and was not realized by the individual in cash during 2015. The amounts include benefits that the individual may not currently be entitled to receive because the executive is not vested in such benefits. No executive officer received preferential or above market earnings on nonqualified deferred compensation.

(c)	The 2015 amount consists of the following:

Name	Personal Benefits* ($)	S&I Plan Matching Payments ($)	S&I Plan Replacement Payments ($)	Liability Insurance ($)	Relocation Payments** ($)	Total ($)
A. E. Festa	21,497	14,625	92,075	1,506	—	129,703
H. La Force III	—	15,900	31,860	1,506	—	49,266
G. E. Poling	—	15,900	45,076	1,506	24,644	87,126
M. A. Shelnitz	—	15,900	22,809	1,506	—	40,215
E. C. Brown	—	14,169	6,456	1,506	152,028	174,159
___________________________________________________________________________________________________________________
*    Consists of our aggregate incremental cost of providing perquisites and other personal benefits or property if the aggregate amount of personal benefits provided to the individual equaled or exceeded $10,000. For Mr. Festa, amount consists of personal use of Grace-provided aircraft, calculated based on personal-use flight hours as a percentage of total flight hours charged to Grace.
**    Amount includes tax gross up payments in respect of relocation expenses in the amount of $12,037 for Mr. Poling and $37,243 for Ms. Brown.
Grants of Plan-Based Awards in 2015
The following table provides information regarding grants under our Annual Incentive Compensation Plan, or AICP, and Long Term Incentive Plan, or LTIP, to the executive officers named in the Summary Compensation Table above during 2015.

Name	Plan	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Possible Payouts Under Equity Incentive Plan Awards(b)			All Other Stock Awards: Number of Shares of Stock (#)(c)	All Other Option Awards: Number of Securities Underlying Options (#)(d)	Exercise or Base Price of Option Awards ($/Sh)(e)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(f)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
A. E. Festa	2015 AICP	n/a	304,688	1,218,750	2,437,500	—	—	—	—	—	—	—	—
	2015 LTIP (Option)	5/7/2015	—	—	—	—	—	—	—	110,671	96.01	95.82	2,131,941
	2015 LTIP (RSU)	5/7/2015	—	—	—	—	—	—	22,134	—	—	—	2,124,975
H. La Force III	2015 AICP	n/a	100,000	400,000	800,000	—	—	—	—	—	—	—	—
	2015 LTIP (Option)	5/7/2015	—	—	—	—	—	—	—	21,483	96.01	95.82	413,844
	2015 LTIP (RSU)	5/7/2015	—	—	—	—	—	—	4,297	—	—	—	412,533
G. E. Poling	2015 AICP	n/a	141,186	564,745	1,129,490	—	—	—	—	—	—	—	—
	2015 LTIP (Option)	5/7/2015	—	—	—	—	—	—	—	39,060	96.01	95.82	752,444
	2015 LTIP (RSU)	5/7/2015	—	—	—	—	—	—	7,812	—	—	—	749,991
M. A. Shelnitz	2015 AICP	n/a	74,375	297,500	595,000	—	—	—	—	—	—	—	—
	2015 LTIP (Option)	5/7/2015	—	—	—	—	—	—	—	14,322	96.01	95.82	275,896
	2015 LTIP (RSU)	5/7/2015	—	—	—	—	—	—	2,864	—	—	—	274,958
E. C. Brown	2015 AICP	n/a	65,625	262,500	525,000	—	—	—	—	—	—	—	—
	New Hire Grant (Option)	1/6/2015	—	—	—	—	—	—	—	6,441	93.15	92.18	130,719
	2015 LTIP (Option)	5/7/2015	—	—	—	—	—	—	—	13,020	96.01	95.82	250,814
	New Hire Grant (PBU)	1/6/2015	—	—	—	805	1,610	3,220	—	—	—	—	148,120
	2015 LTIP (RSU)	5/7/2015	—	—	—	—	—	—	2,604	—	—	—	249,997
	2015 Retention (RSU)	5/7/2015	—	—	—	—	—	—	5,208	—	—	—	499,994
___________________________________________________________________________________________________________________

(a)
For Mr. Poling, amount is based on pro rated 2015 base salary rate to reflect his base salary increase effective December 1, 2015. Actual payments pursuant to the 2015 AICP are reflected in the Summary Compensation Table above.

(b)
Pursuant to the terms of the grants, the number of PBUs that are earned, if any, would be determined after the close of the performance period on December 31, 2016 based on performance for fiscal years 2014 to 2016 and would be payable in early 2017, generally subject to continued employment.

(c)	RSUs vest on May 7, 2018, generally subject to continued employment.

(d)
Options awarded under the 2015 LTIP are exercisable in one-third increments on May 6, 2016, May 5, 2017, and May 7, 2018, generally subject to continued employment. New hire options awarded to Ms. Brown are exercisable in one-half increments on January 6, 2016 and January 6, 2017.

(e)	The exercise price was determined based on the average of the high and low trading prices of Grace common stock on the NYSE on the grant date.

(f)	The grant date fair value is generally the amount that Grace would expense in its financial statements over the award’s service period but does not include a reduction for forfeitures.
Outstanding Equity Awards at Fiscal Year End 2015
The following table provides information regarding outstanding stock options, restricted stock units, and performance based units held by the executive officers named in the Summary Compensation Table above as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Payout Value of Unearned Units That Have Not Vested ($)
A. E. Festa	—	—		—	—	22,134	2,204,325	(a)	—	—
	—	—		—	—	—	—		22,906	2,281,209	(b)
	—	110,671	(c)	96.005	5/7/2020	—	—		—	—
	30,542	61,082	(d)	92.770	5/8/2019	—	—		—	—
	60,658	30,328	(e)	76.655	5/2/2018	—	—		—	—
	162,000	—		48.450	6/28/2017	—	—		—	—
	264,290	—		42.255	5/5/2016
H. La Force III	—	—		—	—	4,297	427,938	(a)	—	—
	—	—		—	—	—	—		4,446	442,777	(b)

	—	21,483	(c)	96.005	5/7/2020	—	—		—	—
	5,929	11,857	(d)	92.770	5/8/2019	—	—		—	—
	13,116	6,557	(e)	76.655	5/2/2018	—	—		—	—
	40,000	—		48.450	6/28/2017	—	—		—	—
	33,000	—		42.255	5/5/2016
G. E. Poling	—	—		—	—	7,812	777,997	(a)	—	—
	—	—		—	—	—	—		8,085	805,185	(b)
	—	39,060	(c)	96.005	5/7/2020	—	—		—	—
	10,780	21,558	(d)	92.770	5/8/2019	—	—		—	—
	24,591	12,295	(e)	76.655	5/2/2018	—	—		—	—
	81,000	—		48.450	6/28/2017	—	—		—	—
	10,000	—		41.250	11/3/2016	—	—		—	—
	60,000	—		42.255	5/5/2016
M. A. Shelnitz	—	—		—	—	2,864	285,226	(a)	—	—
	—	—		—	—	—	—		2,964	295,185	(b)
	—	14,322	(c)	96.005	5/7/2020	—	—		—	—
	3,953	7,904	(d)	92.770	5/8/2019	—	—		—	—
	9,017	4,508	(e)	76.655	5/2/2018	—	—		—	—
	27,000	—		48.450	6/28/2017	—	—		—	—
	35,000	—		42.255	5/5/2016
E. C. Brown	—	—		—	—	2,604	259,332	(a)	—	—
	—	—		—	—	5,208	518,665	(a)	—	—
	—	—		—	—	—	—		1,610	160,340	(b)
	—	13,020	(c)	96.005	5/7/2020	—	—		—	—
	—	6,441	(f)	93.150	1/6/2020	—	—		—	—
___________________________________________________________________________________________________________________

(a)
Market value of restricted stock units that have not been earned is based on the December 31, 2015, closing market price of Grace common stock of $99.59 per share. The restricted stock units will generally be earned or forfeited based on continued employment with Grace through May 7, 2018.

(b)
Market value of performance-based units that have not been earned is based on the December 31, 2015, closing market price of Grace common stock of $99.59 per share. Pursuant to the terms of the grants, the performance-based units would be earned or forfeited based on Grace performance from fiscal year 2014 through fiscal year 2016. Performance for fiscal years 2014-2015 was at a level in excess of two-thirds of threshold performance but less than two-thirds of target performance; therefore, the target payout amounts are shown.

(c)	Options are exercisable in one-third increments on May 6, 2016, May 5, 2017, and May 7, 2018.

(d)	Options are exercisable in one-third increments on May 8, 2015, May 6, 2016, and May 8, 2017.

(e)	Options are exercisable in one-third increments on May 2, 2014, May 1, 2015, and May 2, 2016.

(f)	Options are exercisable in one-half increments on January 6, 2016 and January 6, 2017.
Option Exercises and Stock Vested in 2015
The following table provides information regarding the exercise of options and the vesting of performance-based units held by the executive officers named in the Summary Compensation Table above during 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)		Value Realized on Vesting ($)(b)
A. E. Festa	200,000	14,576,480	15,586		1,552,210
H. La Force III	57,000	3,815,656	3,370		335,618
G. E. Poling (c)	66,938	4,830,872	5,088	(d)	506,714	(e)
M. A. Shelnitz	42,000	2,910,524	2,317		230,750
E. C. Brown	—	—	—		—
___________________________________________________________________________________________________________________

(a)
For purposes of this table, "vesting" of stock-settled 2013 performance based units (PBUs) awards means that the number of shares to be issued was determined based on Grace performance for the three-year period ended on December 31, 2015. Other than for Mr. Poling, pursuant to the terms of the Separation, the number of shares of Grace common stock issued under each stock-settled 2013 PBU award was adjusted to preserve the intrinsic value of the award as of the Separation date as follows: for Mr. Festa 15,586 shares, for Mr. La Force 3,370 shares, and for Mr. Shelnitz 2,317 shares. See Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence – Employee Matters Agreement.

(b)
The value realized on vesting was determined based on the closing price of Grace common stock on December 31, 2015 of $99.59. Other than for Mr. Poling, the value of the PBU share payouts as of the February 25, 2016 payment date, based on the closing price of Grace common stock on that date of $68.59 and the converted PBU share payout amounts, was: for Mr. Festa $1,069,044, for Mr. La Force $231,148, and for Mr. Shelnitz $158,923. See Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence – Employee Matters Agreement.

(c)
Mr. Poling resigned as President and Chief Operating Officer of Grace effective February 3, 2016. See Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence – Employee Matters Agreement.

(d)
Pursuant to the terms of the Separation, the Mr. Poling's PBU share payout was converted to 25,405 shares of GCP common stock to preserve the intrinsic value of the award as of the Separation date. See Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence – Employee Matters Agreement.

(e)
The value of Mr. Poling's PBU share payout as of the February 25, 2016 payment date, based on the closing price of GCP common stock on that date of $17.11 and his converted PBU share payout amount of 25,405 shares of GCP common stock, was $434,680. See Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence – Employee Matters Agreement.

Pension Benefits
The following table provides information regarding benefits under our Retirement Plan for Salaried Employees, or Pension Plan, our Supplemental Executive Retirement Plan, or SERP, and any supplemental pension arrangements under employment agreements for the executive officers named in the Summary Compensation Table above.

Name	Plan Name	Number of Years Credited Service (years)	Present Value of Accumulated Benefit(a) ($)	Payments During Last Fiscal Year ($)
A. E. Festa	Pension Plan	12.08	484,000	—
	SERP	12.08	3,991,000	—
H. La Force III	Pension Plan	7.75	256,000	—
	SERP	7.75	602,000	—
G. E. Poling	Pension Plan	36.42	1,744,000	—
	SERP	36.42	5,668,000	—
M. A. Shelnitz	Pension Plan	32.17	1,369,000	—
	SERP	32.17	2,388,000	—
E. C. Brown	Pension Plan	1.00	34,000	—
	SERP	1.00	15,000	—
___________________________________________________________________________________________________________________

(a)
Amounts comprise the actuarial present value of the individual's accumulated benefit under the Pension Plan and SERP as of December 31, 2015, assuming retirement at age 62 with benefits payable on a straight life annuity basis, based on assumptions used for financial reporting purposes under generally accepted accounting principles, including a 4.31% discount rate determined consistent with the methodology set forth in Note 7 (Pension Plans and Other Postretirement Benefits Plans) to the GCP Combined Financial Statements as of December 31, 2014, 2013 and 2012 included in this Annual Report on Form 10-K. The Pension Plan and SERP provide for a reduction in pension benefits to employees that elect early retirement ranging from a 17% reduction for retirement at age 55 to no reduction for retirement at age 62. Although these amounts appear as a lump sum, they are generally paid as an annuity. The amount reported is an accounting value and was not realized by the individual in cash during 2015. The amounts include benefits that the individual may not currently be entitled to receive because the executive is not vested in such benefits.

Retirement Plan for Salaried Employees
Full-time salaried employees who are 21 or older and who have one or more years of service are eligible to participate in our Retirement Plan for Salaried Employees, or Pension Plan. Under this basic retirement plan, pension benefits are based upon (a) the employee’s average annual compensation for the 60 consecutive months in which his or her compensation is highest during the last 180 months of continuous participation, and (b) the number of years of the employee’s credited Grace service. At age 62, a participant is entitled to full benefits under the Pension Plan but a participant may elect reduced payments upon early retirement beginning at age 55. For purposes of the Pension Plan, compensation generally includes base salary and AICP awards; however, for 2015, federal income tax law limits to $260,000 the annual compensation on which benefits under the Pension Plan may be based.
Supplemental Executive Retirement Plan
We also have an unfunded, nonqualified Supplemental Executive Retirement Plan, or SERP, under which an employee will receive the full pension to which he or she would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. In addition, the SERP recognizes deferred base salary, deferred annual incentive compensation awards and, in some cases, periods of employment during which an employee was ineligible to participate in the basic retirement plan. In respect to payments, the SERP generally operates in the same manner as the Pension Plan. Since 2001, we have not permitted deferrals of base salary or incentive compensation.
Non-Qualified Deferred Compensation Plan
The following table summarizes the compensation deferred by the named executive officer pursuant to the provisions of Grace’s incentive compensation plan in 1998, under which certain employees were permitted to voluntarily defer receipt of shares of Grace common stock. Deferred shares under the plan are fully vested and may be distributed to the plan beneficiary upon retirement or termination of service with us. Since 1998, executives may no longer defer receipt of shares under the plan, although existing balances remain in place.

Fiscal Year 2015 Non-Qualified Deferred Compensation

Name	Executive Contributions in Fiscal Year 2015 ($)	Registrant Contributions in Fiscal Year 2015 ($)	Aggregate Earnings in Fiscal Year 2015 ($)		Aggregate Withdrawals/ Distributions in Fiscal Year 2015 ($)	Aggregate Balance at Fiscal Year 2015 End ($)
M. A. Shelnitz	—	—	39,568	(a)	—	938,222	(b)
___________________________________________________________________________________________________________________

(a)
Amount represents the decrease in value of 9,420.8496 shares of Grace common stock held in the plan based on the closing prices of Grace common stock on December 31, 2014, of $95.39 and December 31, 2015, of $99.59. Amounts reflected are not included in the Summary Compensation Table above because the earnings are not “above market.”

(b)	Amount represents the value of 9,420.8496 shares of Grace common stock deferred under the plan based on the closing price of Grace common stock on December 31, 2015, of $99.59.
Potential Payments Upon Termination or Change-In-Control
The following table sets forth potential payments to executive officers named in the Summary Compensation Table above in the event of the listed events, calculated under the assumption that employment terminated on the last day of 2015. The following table does not include payments pursuant to contracts, agreements, plans and arrangements that do not discriminate in scope, terms or operation, in favor of executive officers and that are available generally to all salaried employees. The value of payments to be made following termination of employment pursuant to the Grace Retirement Plan and the Grace SERP are described above under the caption "—Pension Benefits." The value of payments to be made following termination of employment pursuant to Mr. Shelnitz’s deferred shares arrangement are described above under the caption “—Non-Qualified Deferred Compensation Plan.”

Name	Involuntary Termination Without Cause ($)(a)		Change-in-Control ($)(b)	Involuntary Termination Without Cause Following Change-in- Control ($)(c)(d)(e)		Death ($)(c)(d)(f)	Disability ($)(c)(d)(g)
A. E. Festa	3,412,500		1,508,907	12,213,960		5,388,960	4,721,460
H. La Force III	750,000		309,557	4,009,904		1,409,904	1,080,737
G. E. Poling	1,600,000		569,041	6,330,664		2,483,996	1,903,996
M. A. Shelnitz	850,000		208,641	3,082,476		1,042,476	723,726
E. C. Brown	562,500	(h)	88,157	2,454,754	(h)	654,754	442,254
___________________________________________________________________________________________________________________

(a)
Consists: (i) in the case of Mr. Festa, of minimum severance payments pursuant to his employment agreement as described below under “—Termination and Change-in-Control Arrangements—CEO Severance Arrangements;” and (ii) in the case of the other executive officers, minimum severance payments pursuant to severance agreements as described below under “—Termination and Change-in-Control Arrangements—Other Executive Officer Severance Arrangements.” Amount excludes LTIP payments (in amounts set forth below in footnote (c)) and/or AICP payments that executive officers may receive in the discretion of the Grace Compensation Committee as described below under “—Termination and Change-in-Control Arrangements.”

(b)	Upon change-in-control, stock options immediately become fully vested and exercisable. Amount shown represents the in-the-money value of unvested stock options as of December 31, 2015.

(c)
Includes payments under the 2013-2015 and 2014-2016 Performance-based Units (PBUs) calculated as described below under “—Long Term Incentive Plan (Amended and Restated 2011 and 2014 Stock Incentive Plans—Performance-Based Unit (PBU) and Restricted Stock Unit (RSU) Awards)” under the assumption that the PBUs pay out at the target amount as follows:

Name	2013-2015 PBUs ($)	2014-2016 PBUs ($)
A. E. Festa	2,403,505	1,520,654
H. La Force III	519,661	295,155
G. E. Poling	974,389	536,736
M. A. Shelnitz	357,329	196,770
E. C. Brown	—	106,883

(d)
Includes payments under the 2015-2017 Restricted Stock Units (RSUs) calculated as described below under “-Long Term Incentive Plan (Amended and Restated 2011 and 2014 Stock Incentive Plans—Performance-Based Unit (PBU) and Restricted Stock Unit (RSU) Awards)” as follows:

Name	2015-2017 RSUs ($)
A. E. Festa	489,801
H. La Force III	95,088
G. E. Poling	172,871
M. A. Shelnitz	63,377
E. C. Brown	172,871

(e)	Includes contractual payments pursuant to each executive’s respective Change-in-Control Severance Agreement calculated under the assumption that no excise tax will apply as follows:

Name	Change-in-Control Severance Payments ($)
A. E. Festa	7,800,000
H. La Force III	3,100,000
G. E. Poling	4,646,668
M. A. Shelnitz	2,465,000
E. C. Brown	2,175,000

(f)
Includes the sum of payments under the Grace Executive Salary Protection Plan (“ESPP”) during the first year following death. Amount excludes AICP payments executive officers may receive under certain circumstances in the discretion of the Grace Compensation Committee as described below under “-Termination and Change-in-Control Arrangements.” During subsequent years after death until the specified termination year (reflecting the executive officer’s age as of December 31, 2015), the sum of payments each year would be as follows:

Name	ESPP Payments Each Year Following Year of Death ($)	Year of Termination of Payments*
A. E. Festa	487,500	2025
H. La Force III	250,000	2026
G. E. Poling	400,000	2021
M. A. Shelnitz	212,500	2024
E. C. Brown	187,500	2026
___________________________________________________________________________________________________________________
*    Payments terminate 10 years following death; however, if the executive officer is over age 55 at the time of death, the duration of payments is reduced.

(g)
Includes sum of payments under the ESPP during the first year following disability, assuming the executive officer remains disabled for at least 12 consecutive months. Amounts reflect the offset of expected payments under Grace’s long-term and short-term disability plans that are based, in part, on the duration of the executive officer’s employment. Amount excludes AICP payments executive officers may receive under certain circumstances in the discretion of the Grace Compensation Committee as described below under “—Termination and Change-in-Control Arrangements—

Annual Incentive Compensation Plan.” During subsequent years after disability until the specified termination year or earlier death or end of disability, the sum of payments each year would be:

Name*	ESPP Payments Each Year Following Year of Disability ($)	Year of Termination of Payments
A. E. Festa	225,000	2024
H. La Force III	50,000	2029
G. E. Poling	120,000	2020
M. A. Shelnitz	42,500	2023
E. C. Brown	37,500	2028
___________________________________________________________________________________________________________________
*    Due to the offset of expected payments under Grace’s long-term and short-term disability plans, Grace expects that Mr. Poling would not receive any additional payments under the ESPP after the first year of disability.

(h)
In addition, in the event of the involuntary termination by Grace of Ms. Brown's employment, without cause or performance issues, within two years of her relocation to Columbia Maryland, Grace will pay all necessary moving expenses, including tax gross-ups, to a location of her choice within the continental United States.

Termination and Change-in-Control Arrangements
Change-in-Control Severance Agreements
We have entered into change-in-control severance agreements with all of our executive officers, which renew automatically unless the Grace Board of Directors elects not to renew them. These agreements generally provide that in the event of the involuntary termination of the individual’s employment without cause (including constructive termination caused by a material reduction in his or her authority or responsibility or by certain other circumstances) following a “change-in-control,” he or she will generally receive a severance payment equal to three times the sum of his or her annual base salary plus target annual incentive compensation, subject to reduction, pro rata in the case of an executive officer who is within 36 months of normal retirement age (65) or, under certain circumstances, to minimize the effect of certain excise taxes if applicable. For purposes of the severance agreements, “change-in-control” means the acquisition of 20% or more of the outstanding Grace common stock (but not if such acquisition is the result of the sale of common stock by Grace that has been approved by Grace’s Board of Directors), the failure of Board-nominated directors to constitute a majority of any class of Grace’s Board of Directors, the occurrence of a transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace. The severance amount would be paid in a single lump-sum after termination. Our change-in-control severance agreements do not provide for any “gross up” or other payments in respect of taxes owed by our executive officers following a termination of employment.
CEO Severance Arrangements
Under the terms of Mr. Festa’s employment agreement, if we terminate Mr. Festa’s employment without cause, or he terminates his employment as a result of constructive discharge, he would be entitled to a severance payment equal to two times a dollar amount equal to 175% of his annual base salary at the time of his termination. The severance amount would be paid in installments over a period of 24 months; however, at Mr. Festa’s option, as approved by the Grace Compensation Committee, the entire severance amount may be paid in a single lump-sum after termination. Severance payments under Mr. Festa’s employment agreement are contingent upon Mr. Festa’s execution of an agreement releasing Grace from liabilities related to Mr. Festa’s employment by Grace.
Other Executive Officer Severance Arrangements
We have entered into severance arrangements with Messrs. La Force, Poling and Shelnitz and Ms. Brown. Under the terms of the severance arrangements applicable to these named executive officers, in the event of the involuntary termination of the executive officer’s employment under circumstances that would qualify the executive officer for severance pay under the severance plan that generally covers our salaried employees, the executive officer would be entitled to severance pay equal to two times his or her annual base salary, in the case of Messrs. Poling and Shelnitz, or one and one-half times his or her annual base salary, in the case of Mr. La

Force and Ms. Brown. The severance amount would be paid in installments in the form of salary continuation; however an executive officer could elect to receive the entire severance amount as a single lump sum after termination in conjunction with the termination of certain employee benefit coverage. Severance payments are contingent upon the named executive officer’s execution of an agreement releasing Grace from liabilities related to his or her employment by Grace. In connection with the Separation, we have agreed that, in the event of the involuntary termination by Grace of Ms. Brown's employment, without cause or performance issues, within two years of her relocation to Columbia Maryland, Grace will pay all necessary moving expenses, including tax gross-ups, to a location of her choice within the continental United States. Other than with respect to the amount of severance and Ms. Brown's relocation arrangement, the severance arrangements for these named executive officers are the same.
Executive Salary Protection Plan
All executive officers participate in the Executive Salary Protection Plan which provides that, in the event of a participant’s disability or death prior to age 70, we will continue to pay all or a portion of base salary to the participant or a beneficiary for a period based on the participant’s age at the time of disability or death. Payments under the plan may not exceed 100% of base salary for the first year and 60% thereafter in the case of disability (50% in the case of death). Any payment under the plan as a result of disability would be reduced by the amount of disability income received under Grace’s long-term and short-term disability plans that are generally applicable to U.S. salaried employees. The payments would be paid in installments in the form of salary continuation.
Annual Incentive Compensation Plan
An employee whose employment terminates prior to an AICP payout date will generally not receive an AICP payment. However, an employee whose employment terminates prior to the payout date may receive an AICP award payment in the discretion of the Grace Compensation Committee. If an employee whose employment terminates prior to the end of a year receives an AICP award payment for that year, the amount of the AICP award payment will generally be prorated for the period of the employee’s service during the year and paid at the time the award is paid to active Grace employees.
Long Term Incentive Plan (Amended and Restated 2011 and 2014 Stock Incentive Plans—Performance-Based Unit (PBU) and Restricted Stock Unit (RSU) Awards)
An employee whose employment terminates prior to the payout date will forfeit any unpaid PBU or RSU award payment if employment terminates for any of the following reasons:

•	voluntary termination without the consent of the Grace Compensation Committee;

•	retirement under a Grace retirement plan prior to age 62 without the consent of the Grace Compensation Committee; or

•	termination for cause.
An employee whose employment terminates prior to the payout date will receive a PBU or RSU award payment if employment terminates for any of the following reasons:

•	retirement under a Grace retirement plan either at or after age 62;

•	death or disability; or

•
involuntary termination after a change in control of Grace (“change in control” means that a person beneficially owns 20% or more of the outstanding Grace common stock (but not if such ownership is the result of the sale of Grace common stock by Grace that has been approved by Grace’s Board of Directors or pursuant to a plan of reorganization that is confirmed and effective), the failure of Board-nominated directors to constitute a majority of any class of the Grace Board of Directors, the occurrence of a corporate transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction, or the liquidation or dissolution of Grace).

In the discretion of the Grace Compensation Committee, an employee whose employment terminates for a reason that is not described above (i.e. involuntary termination not for cause or transfer to the buyer of a Grace business unit) prior to the payout date may receive a PBU or RSU award payment. If an employee whose employment terminates prior to the end of a PBU or RSU performance period receives a PBU or RSU award payment for that performance period, the amount of the PBU or RSU award payment will generally be prorated for the period of the employee’s service during the performance period and paid at the time the award is paid to active Grace employees.
Long Term Incentive Plan (2011, Amended and Restated 2011 and 2014 Stock Incentive Plans—Stock Option Awards)
Any stock option held by an employee whose employment terminates prior to exercise will terminate:

•	when employment terminates, if employment terminates voluntarily, without the consent of the Grace Compensation Committee, or for cause;

•	three years after employment terminates, if employment terminates due to death or incapacity;

•
three years after employment terminates, if employment terminates due to retirement under a Grace retirement plan, provided the employee continues to serve Grace until the first installment of the stock option becomes exercisable; or

•
three months (subject to extension by the Grace Compensation Committee for up to three years) after employment terminates, if employment terminates for another reason; however, if the holder dies or becomes incapacitated during the three-month period (or such longer period as the Compensation Committee approves) the option shall terminate three years after employment termination.

In the event of a Change in Control, any Grace stock options outstanding under the 2011, Amended and Restated 2011 and 2014 Stock Incentive Plans that are not exercisable and vested, shall become fully exercisable and vested to the full extent of the original grant. For purposes of the 2011, Amended and Restated 2011 and 2014 Stock Incentive Plans, “change in control” means:

•
the acquisition of 20% or more of the outstanding common stock of Grace (but not if such acquisition is the result of the sale of Grace common stock by Grace that has been approved by Grace’s Board of Directors);

•	the failure of Board-nominated directors to constitute a majority of any class of the Grace Board of Directors;

•
the occurrence of a transaction in which the shareholders of Grace immediately preceding such transaction do not own more than 50% of the combined voting power of the entity resulting from such transaction; or

•	the liquidation or dissolution of Grace.

NON-EMPLOYEE DIRECTOR COMPENSATION
The Company was not an independent company during 2015, and as such, the Grace executives serving as directors of the Company did not receive additional compensation in connection with their service as directors during such period.
Under the Company’s nonemployee director compensation program adopted in connection with the Separation, each nonemployee director receives an annual retainer of $180,000 - consisting of a cash retainer of $80,000, paid quarterly, and an annual award of $100,000 of Company common stock. Additional cash retainers, also paid quarterly, are as follows: the Non-Executive Chairman of the Board, who also serves as Nominating and Governance Committee Chair, receives $80,000; the Audit Committee Chair receives $15,000; and the Compensation Committee Chair receives $10,000. The Company reimburses directors for expenses they incur in attending board and committee meetings and other activities incidental to their service as directors but directors are not paid any separate meeting fees. Directors, and all Company employees, are entitled to participate in the Company’s Matching Grants Program. The Company also maintains business travel accident insurance coverage for directors.
Compensation Committee Report on Executive Compensation
During the Company’s fiscal year ended December 31, 2015, the Company was not an independent company, and did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who served as GCP’s executive officers during 2015 were made by Grace, as described in this Item 11 under the section captioned “Compensation Discussion and Analysis.”
Compensation Committee Interlocks and Insider Participation
During the Company’s fiscal year ended December 31, 2015, the Company was not an independent company, and did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who served as GCP’s executive officers in 2015 were made by Grace, as described in this Item 11 under the section captioned “Compensation Discussion and Analysis.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Prior to February 3, 2016, all of the Company’s outstanding common stock was directly or indirectly owned by Grace. The following table sets forth the number of shares of GCP common stock beneficially owned as of March 1, 2016 by each director, the chief executive officer, the chief financial officer, the three other most highly paid executive officers, and by all directors and executive officers of GCP as a group. It also reflects the number of stock options exercisable within 60 days of March 1, 2016 and restricted stock units held by such persons.

Name	Shares of Common Stock Beneficially Owned	Percent
Executive Officers
Gregory E. Poling[1]	380,968	*
Dean P. Freeman[2]	46,365	*
John W. Kapples[3]	22,399	*
Zain Mahmood[4]	47,489	*
William J. McCall[5]	26,148	*
Non-Employee Directors**
Marcia J. Avedon	—	*
Ronald C. Cambre	11,042	*
Marye Anne Fox	50,267	*
Janice K. Henry	4,921	*
Phillip J. Mason	6,000	*
Elizabeth Mora	—	*
Danny R. Shepherd	2,952	*
All directors and executive officers as a group (12 persons)	598,551	*
* Represents less than 1% of the outstanding common shares.
** Our current Directors were elected to the Board in connection with the Separation, which was effective on February 3, 2016.  Mr. Cambre, Dr. Fox and Ms. Henry served as directors of Grace prior to the Separation and owned Grace common shares. In connection with the Separation, Grace shareholders received a distribution of one GCP share for each Grace share they owned on the record date for such distribution. Going forward, as part of our non-employee director compensation program, directors will receive a substantial portion of their compensation for service as a director in the form of GCP shares.

__________________________________________________________________________
1 Includes 159,008 restricted units, 115,737 common shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 1, 2016 and 71,813 shares held in trust.
2 Includes 46,365 restricted units.
3 Includes 22,399 restricted units.
4 Includes 47,489 restricted units.
5 Includes 19,899 restricted units and 6,249 common shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 1, 2016.

The table below reports the names, addresses and the number of shares of common stock beneficially owned as of March 3, 2016 by persons holding more than 5% of GCP common stock. The information included in the table is based on information included in the Schedule 13G filed with the SEC on February 19, 2016 and on March 2, 2016 by each of Adage Capital Partners, L.P. and Iridian Asset Management LLC, respectively.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Iridian Asset Management LLC	7,217,435	10.2%
276 Post Road West Westport, CT 06880-4704
Adage Capital Partners, L.P.	4,051,351	5.7%
200 Claredon Street, 52nd Floor Boston, MA 02116

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
During the Company’s fiscal year ended December 31, 2015, the Company was not an independent company. On February 3, 2016, our Board of Directors adopted written policies and procedures providing for the review and approval or ratification by the Audit Committee of certain transactions or relationships involving the Company and its directors, executive officers, certain stockholders and their affiliates. Transactions subject to this review and approval or ratification include any transaction, arrangement or relationship or series of transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) the Company is a participant, and (iii) any related party has or will have a direct or indirect material interest. In determining whether to approve or ratify these interested transactions, the Audit Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no more favorable to the affiliated third-party than terms generally available to an unaffiliated third-party under the same or similar circumstances, as well as the extent of the related party’s interest in the transaction. The Audit Committee also will consider relationships that, while not constituting related party transactions where a director had a direct or indirect material interest, nonetheless involve transactions between the Company and a company with which a director is affiliated, whether through employment status or by virtue of serving as a director.
Prior to the Separation, all related party transactions were reviewed and approved and or ratified by Grace’s Audit Committee. The Audit Committee determined that there were no transactions impairing the independence of any member of the Board.
Prior to the Separation and distribution of the Company’s common stock to Grace’s shareholders of record, Grace was the Company’s sole stockholder. In connection with the Separation, the Company entered into various agreements with Grace including a Separation and Distribution Agreement, a Tax Sharing Agreement, an Employee Matters Agreement and other agreements to effect the Separation of the companies and provide a framework for the Company’s relationship with Grace after the Separation. Grace does not currently hold a sufficient amount of the Company’s common stock to be deemed a “related party.” Nevertheless, because Grace held more than five percent of the Company’s common stock during 2015, the Company is required to provide disclosure about certain agreements entered into in connection with the Separation.
The Separation and Distribution Agreement and the Tax Sharing Agreement, which have been filed with the SEC, are described in more detail elsewhere in this Annual Report on Form 10-K. The summaries of certain other agreements that follow below are qualified in their entireties by reference to the full text of the applicable agreements, which were included as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2016.
Additionally, during 2015, the Company purchased approximately $0.4 million of goods and services from Grace.

Employee Matters Agreement
The Company, Grace Conn and Grace entered into an Employee Matters Agreement on January 27, 2016. Among other things, the agreement allocates certain liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters. The Employee Matters Agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.
The Employee Matters Agreement provides that, unless otherwise specified, Grace is responsible for liabilities associated with employees employed by Grace following the Separation, former employees whose last employment was with the Grace business, and certain specified current and former corporate employees (which we collectively refer to as “Grace allocated employees”), and the Company is responsible for liabilities associated with employees who are employed by the Company following the Separation, former employees whose last employment was with the Company’s business, and certain specified current and former corporate employees (which we collectively refer to as “Company allocated employees”).
Employee Benefits Generally
Company allocated employees are eligible to participate in the Company's benefit plans as of the Separation in accordance with the terms and conditions of the Company's plans as in effect from time to time. Generally and subject to certain exceptions, the Company has adopted compensation and benefit plans that mirror the terms of corresponding Grace compensation and benefit plans, and the Company has credited each Company allocated employee with his or her service with Grace prior to the Separation for all purposes under the Company's benefit plans to the same extent such service was recognized by Grace for similar purposes and so long as such crediting does not result in a duplication of benefits.
Equity Compensation Awards
The Employee Matters Agreement provides for the conversion of the outstanding awards granted under the Grace equity compensation programs into adjusted awards relating to shares of Grace common stock and/or GCP common stock. The adjusted awards generally are subject to the same vesting conditions and other terms that applied to the original Grace award immediately before the Separation. Effective as of the Separation, all awards converted into awards relating to shares of GCP common stock were assumed by, and became the obligation of, the Company.
Each Grace stock option granted prior to January 1, 2015 and held by a current employee as of the separation date was converted into an adjusted Grace stock option and a Company stock option. The exercise price and number of shares subject to each stock option was adjusted to preserve the aggregate intrinsic value of the original Grace stock option as measured immediately before and immediately after the Separation, subject to rounding. Each Grace stock option granted prior to January 1, 2015 and held by a former employee was converted into an adjusted Grace stock option, with the exercise price and the number of shares subject to such stock option adjusted to preserve the aggregate intrinsic value of the original Grace stock option as measured immediately before and immediately after the Separation, subject to rounding.
Each Grace stock option or restricted stock unit granted on or after January 1, 2015 was converted into either a corresponding adjusted Grace award or a Company award, depending on whether the original Grace award was held by (1) an employee employed by Grace following the Separation or a former employee, or (2) an employee employed by the Company following the Separation. The number of shares subject to each award (and in the case of stock options, the exercise price of the award) were adjusted to preserve the aggregate intrinsic value of the original Grace award as measured immediately before and immediately after the Separation, subject to rounding.
Grace performance-based units granted in respect of 2014 (which we refer to as “2014 Grace PBU awards”) were divided into two portions representing (1) the portion of the performance period that has elapsed between the beginning of the performance period on January 1, 2014 and the Separation and (2) the portion of the performance period between the Separation and the end of the performance period on December 31, 2016. Performance conditions with respect to the first portion of the 2014 Grace PBU award were deemed satisfied based on the actual performance of Grace through the Separation, and performance conditions with respect to the second portion of the Grace 2014 PBU award were deemed satisfied at target as of the Separation. The number of shares of Grace common stock underlying the 2014 Grace PBU awards were established once such performance conditions were deemed satisfied.
Holders of 2014 Grace PBU awards granted in 2014 who are current employees retained their 2014 Grace PBU awards, and, pursuant to the adjustment provisions of the Grace equity plan, also received restricted stock units of the Company in an amount that reflects the distribution of GCP common stock to Grace shareholders by applying the distribution ratio to the number of Grace common shares underlying their original 2014 Grace PBU awards. Together, these Grace and Company awards are intended to preserve the value of a holder’s original 2014 Grace PBU award, as measured immediately before and immediately after the distribution. The Grace and Company awards will continue to be subject to substantially the same terms and conditions (other than performance-vesting conditions) that applied to the original 2014 Grace PBU awards, and will vest on December 31, 2016, generally subject to the award holder’s continued employment through that date. Any 2014 Grace PBU awards granted in 2015 and any 2014 Grace PBU awards held by former employees will be adjusted (with performance-vesting conditions deemed satisfied as described above) to preserve the value of the original 2014 Grace PBU awards as measured immediately before and immediately after the distribution. These adjusted Grace 2014 PBU awards will continue to be subject to substantially the same terms and conditions (other than performance-vesting conditions) that applied to the original 2014 Grace PBU awards.
Grace performance-based units granted in 2013 (which we refer to as “2013 Grace PBU awards”) were converted into either a corresponding adjusted Grace award or a Company award, depending on whether the original Grace award was held by (1) an employee employed by Grace following the Separation or a former employee, or (2) an employee employed by the Company following the Separation. The number of shares subject to the award were adjusted to preserve the aggregate intrinsic value of the original Grace award, as measured immediately before and immediately after the Separation, subject to rounding.
Grace restricted stock awards held by non-employee directors were canceled immediately prior to the record date and replaced with an adjusted Grace restricted stock award following the Separation. The number of shares subject to the award was adjusted to preserve the aggregate intrinsic value of the original Grace award, as measured immediately before and immediately after the Separation, subject to rounding.
Grace deferred share awards held by Grace employees and non-employee directors were converted into an adjusted Grace award. The number of shares subject to the award was adjusted to preserve the aggregate intrinsic value of the original Grace award, as measured immediately before and immediately after the Separation, subject to rounding.
Any dividend equivalent payments on Grace or Company restricted stock units in respect of dividends declared after the Separation will be paid by Grace to Grace allocated employees, and by the Company to Company allocated employees. For purposes of vesting for all awards, continued employment with or service to Grace or the Company, as applicable, will be treated as continued employment with or service to both Grace and the Company.
If local regulations outside the United States did not permit use of the adjustment method described above or would have caused an adverse effect for equity award holders, a compliant alternative adjustment method was used. In such cases, if any, the affected employees received adjusted awards in the equity of their post-distribution employer or an amount in cash equal to the intrinsic value of the award.
Miscellaneous
The Employee Matters Agreement also addresses other current and former employee-related issues and certain special circumstances, including employees who will transfer to their eventual permanent employer on a delayed basis, and special rules for benefit arrangements in various jurisdictions.
Transition Services Agreement
The Company and Grace Conn entered into a Transition Services Agreement prior to the Distribution pursuant to which Grace Conn and its subsidiaries and the Company and its subsidiaries will provide, on an interim, transitional basis, various services to each other. The services to be provided include information technology, accounts payable, payroll, and other financial functions and administrative services. The agreed upon charges for such services will be generally intended to allow the servicing party to recover all out-of-pocket costs and expenses of providing such services.

Cross-License Agreement
The Company, Grace Conn and Grace GmbH & Co. KG, a wholly owned subsidiary of Grace Conn, entered into a Cross-License Agreement that provides each party licenses under certain intellectual property assets owned by the other party. The agreement permits the Company and Grace Conn to continue current business activities that may utilize intellectual property retained by the other party pursuant to the Separation Agreement. The Cross-License Agreement will remain in effect until expiration of the relevant IP right in accordance with the terms of the Agreement.
Grace Transitional License Agreement
The Company and Grace Conn entered into the Grace Transitional License Agreement, wherein Grace Conn provided a limited license to the Company under the Grace trademark for certain products until new brands for those products are phased in. The relevant products are those which rely on the Grace brand at time of the Separation.
Independence of Directors
During the Company’s fiscal year ended December 31, 2015, the Company was not an independent company and the Board was not fully constituted until immediately prior to the Separation on February 3, 2016. Throughout 2015, the board acted only by written consent in lieu of holding meetings and was composed solely of officers of Grace, the Company’s former parent. On February 3, 2016, our Board of Directors adopted Corporate Governance Principles that include criteria to assist the Board of Directors in making determinations regarding the independence of its members. The Company’s Corporate Governance Principles are posted on our website, www.gcpat.com, under the heading “Investors.” The criteria, summarized below, are consistent with NYSE listing standards regarding director independence. To be considered independent, the Board of Directors must determine that a director does not have a material relationship, directly or indirectly, with the Company. In assessing independence, the Board of Directors considers all relevant facts and circumstances and independence determinations are based on a number of factors, principal among them the following:

•	neither the director, nor any member of the director’s immediate family, being, or at any time during the last three years having been, a Company executive officer or employee;

•	neither the director, nor any member of the director’s immediate family, being an executive officer of any other entity with whom we do any material amount of business;

•
neither the director, nor any member of the director’s immediate family having, during the prior three years, received more than $50,000 in direct compensation from the Company (other than director and committee fees);

•
neither the director serving, or within the prior three years having served, as an executive officer, director, trustee or fiduciary of any charitable organization to which we made any material charitable donation;

•
the director is not a current employee of the company’s internal or external auditor, neither the director, nor any member of the director’s immediate family, is a current partner of such firm, and neither the director nor any member of the director’s immediate family has been an employee of such firm during the last three years and personally worked on the Company’s audit during such time;

•
neither the director, nor an immediate family member, is or has been within the last three years, employees as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee; and

•
neither the director, nor an immediate family member is a current executive officer of a company that has made payments to, or received payments from the Company for property or services in an amount which, in any of the last three fiscal years exceeded the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

The Board of Directors has considered the independence of its members in light of these independence criteria. Based on these considerations, the Board of Directors has determined that each of the Company’s directors, other than Gregory E. Poling, our President and Chief Executive Officer, satisfies the criteria and is independent. These independent directors are: Marcia J. Avedon; Ronald C. Cambre; Marye Anne Fox; Janice K. Henry; Philip J. Mason; Elizabeth Mora; and Danny Shepherd. Each independent director is expected to notify the Chari of the Nominating and Governance Committee, as soon as reasonably practical, of changes in his or her circumstance that may affect the Board of Directors’ evaluation of his or her independence.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit serves rendered to Grace by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2015 and December 31, 2014, and fees billed for other services rendered to Grace by PwC, for those periods. Prior to the Separation, Grace paid any audit, audit-related, tax and other fees of PwC. As a result, the amounts reported below are not necessarily representative of the fees the Company would expect to pay its auditors or their related affiliates in future years.

Fee Description	2015*	2014
Audit Fees	$4,234,800	$3,918,300
Audit-Related Fees	3,805,400	205,600
Tax Fees	151,500	146,100
All Other Fees	32,800	38,000
Total Fees	$8,224,500	$4,308,000
_______________________________________________________________________________

*	For 2015, amounts are current estimates in respect of services received for which final invoices have not been submitted.
Audit Services consisted of $3,484,800 for the audit of Grace’s consolidated financial statements and Grace’s internal controls over financial reporting (as required under Section 404 of the Sarbanes-Oxley Act of 2002), the review of Grace’s consolidated quarterly financial statements services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit services also included $750,000 of fees related to the separation.
Audit-Related Services consisted of assurance and related services that are reasonably related to the performance of the audit or review of Grace’s consolidated financial statements and are not included under “Audit Services” above. Audit Related Services also included $3,340,000 of fees related to the Separation.
Tax Services consisted of tax advice and compliance for non-U.S. subsidiaries, including preparation of tax returns, and advice and assistance with transfer pricing compliance.
All Other Fees consisted of license fees for access to accounting, tax, and financial reporting literature and non-financial agreed-upon procedures.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a preapproval policy that requires the Audit Committee to specifically preapprove the annual engagement of the independent accountants for the audit of our combined financial statements and internal controls. The policy also provides for general preapproval of certain audit-related, tax and other services provided by the independent accountants. Any other services must be specifically preapproved by the Audit Committee. However, the Chair of the Audit Committee has the authority to preapprove services requiring immediate engagement between scheduled meetings of the Audit Committee. The Chair must report any such preapproval decisions to the full Audit Committee at its next scheduled meeting.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules.
(1) and (2)    The required information is set forth in Item 8—"Financial Statements and Supplementary Data."
(3)        Exhibit Index:

Exhibit No.	Exhibit	Location
2.1	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W.R. Grace & CO., W.R. Grace & Co. - Conn., and GCP Applied Technologies Inc.	Exhibit 2.1 to Form 8-K filed 1/28/16, SEC File No. 1-37533
3.1	Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc.	Exhibit 3.1 to Form 8-K filed 2/4/16, SEC File No. 1-37533
3.2	Amended and Restated Bylaws of GCP Applied Technologies Inc.	Exhibit 3.2 to Form 8-K filed 2/4/16, SEC File No. 1-37533
4.1	Indenture, dated as of January 27, 2016, by and among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Form 8-K filed 1/28/16, SEC File No. 1-37533
4.2	Form of 9.50% Note due 2023 (included as Exhibit A to Exhibit 4.1)	Exhibit 4.2 to Form 8-K filed 1/28/16, SEC File No. 1-37533
10.1	Tax Sharing Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	Exhibit 10.1 to Form 8-K filed 1/28/16, SEC File No. 1-37533
10.2	Employee Matters Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	Exhibit 10.2 to Form 8-K filed 1/28/16, SEC File No. 1-37533
10.3	Transition Services Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	Exhibit 10.3 to Form 8-K filed 1/28/16, SEC File No. 1-37533
10.4	Cross-License Agreement, dated January 27, 2016, by and among GCP Applied Technologies Inc., W.R. Grace & Co. - Conn. and Grace GmbH & Co. KG.	Exhibit 10.4 to Form 8-K filed 1/28/16, SEC File No. 1-37533
10.5	Grace Transitional License Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	Exhibit 10.5 to Form 8-K filed 1/28/16, SEC File No. 1-37533
10.6
Credit Agreement, dated February 3, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, Grace NV, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.
Exhibit 10.1 to Form 8-K filed 2/4/16, SEC File No. 1-37533
10.7	GCP Applied Technologies Inc. 2016 Stock Incentive Plan.*	Exhibit 10.5 to Form 8-K filed 2/4/16, SEC File No. 1-37533
10.8	Severance Plan for Leadership Team Officers of GCP Applied Technologies Inc.*	Exhibit 10.2 to Form 8-K filed 2/4/16, SEC File No. 1-37533
10.9	GCP Applied Technologies Inc. Executive Salary Protection Plan.*	Exhibit 10.3 to Form 8-K filed 2/4/16, SEC File No. 1-37533
10.10	Form of GCP Applied Technologies Inc. Change in Control Severance Agreement.*	Exhibit 10.4 to Form 8-K filed 2/4/16, SEC File No. 1-37533
10.11	GCP Applied Technologies Inc. Executive Annual Incentive Compensation Plan.*	Filed herewith
10.12	Form of 2014 Nonstatutory Stock Option Agreement.*	Exhibit 4.4 to Form S-8 filed 1/28/16, SEC File No. 333-209158

Exhibit No.	Exhibit	Location
10.13	Form of 2015 Nonstatutory Stock Option Agreement.*	Exhibit 4.5 to Form S-8 filed 1/28/16, SEC File No. 333-209158
10.14	Form of 2015 Restricted Stock Unit Agreement.*	Exhibit 4.6 to Form S-8 filed 1/28/16, SEC File No. 333-209158
10.15	Form of Leadership Grant Nonstatutory Stock Option Agreement.*	Exhibit 10.2 to Form 8-K filed 2/11/16, SEC File No. 1-37533
10.16	Form of Leadership Grant Restricted Stock Unit Agreement.*	Exhibit 10.1 to Form 8-K filed 2/11/16, SEC File No. 1-37533
10.17	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	Filed herewith
10.18	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	Filed Herewith
10.19	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	Filed Herewith
21	List of Subsidiaries of GCP Applied technologies Inc.	Filed herewith
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Filed herewith
24	Powers of Attorney.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed herewith
32.1
Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Furnished herewith
_________________________________________________________________________________________
* Management contract or compensatory plan.
** Exhibit 32.1 is furnished herewith and shall not be deemed to be filed under the Securities Exchange Act of 1934.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(1) and (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies
By:	/s/ GREGORY E. POLING
Gregory E. Poling (President and Chief Executive Officer)
By:	/s/ DEAN P. FREEMAN
Dean P. Freeman (Vice President and Chief Financial Officer)
By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin (Vice President and Controller)
Dated: March 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2016.

Signature		Title
Marcia J. Avedon	}	Director
Ronald C. Cambre	}	Non-Executive Chairman of the Board
Marye Anne Fox	}	Director
Janice K. Henry	}	Director
Phillip J. Mason	}	Director
Elizabeth Mora	}	Director
Danny R. Shepherd	}	Director

/s/ GREGORY E. POLING	President, Chief Executive Officer and Director (Principal Executive Officer)
(Gregory E. Poling)
/s/ DEAN P. FREEMAN	Vice President and Chief Financial Officer (Principal Financial Officer)
(Dean P. Freeman)
/s/ KENNETH S. KOROTKIN	Vice President and Controller (Principal Accounting Officer)
(Kenneth S. Korotkin)
___________________________________________________________________________________________________________________

*
By signing his name hereto, John W. Kapples is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ JOHN W. KAPPLES
John W. Kapples (Attorney-in-Fact)