Form 10-Q
period 2016-03-31
GCP Applied Technologies Inc.
filed 2016-05-11
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-137533
GCP Applied Technologies Inc.

Delaware (State of Incorporation)	47-3936076 (I.R.S. Employer Identification No.)
62 Whittemore Avenue, Cambridge, Massachusetts 02140-1623
(617) 876-1400
(Address and phone number of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2016
Common Stock, $0.01 par value per share	70,694,650 shares

_______________________________________________________________________________

Presentation of Information
Unless the context requires otherwise, references to "GCP Applied Technologies Inc.", "GCP", "we", "us", "our" and "the Company" refer to GCP Applied Technologies Inc., and its consolidated subsidiaries for periods subsequent to its separation from W.R. Grace & Co. on February 3, 2016. For periods prior to February 3, 2016, these terms refer to the combined historical business and operations of W.R. Grace & Co.’s construction products and packaging technologies businesses as they were historically managed as part of W.R. Grace & Co. Unless the context requires otherwise, references to "Grace" refer to W.R. Grace & Co., and its consolidated subsidiaries, which is the Company’s former parent company. References in this Quarterly Report on Form 10-Q to the "Separation" refer to the legal separation and transfer of Grace’s construction products and packaging technologies businesses to the Company through a dividend distribution of all of the then-outstanding common stock of GCP to Grace shareholders on February 3, 2016.

Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of GCP's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding indebtedness; developments affecting GCP's funded and unfunded pension obligations; GCP's legal and environmental proceedings; uncertainties related to the Company’s ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel during the period leading up to and following the separation transaction; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three months ended March 31,
(In millions, except per share amounts)	2016	2015
Net sales	$314.1	$322.7
Cost of goods sold	192.9	211.4
Gross profit	121.2	111.3
Selling, general and administrative expenses	71.1	71.5
Research and development expenses	5.3	5.8
Interest expense and related financing costs	12.5	0.4
Interest income, net - related party	—	(0.2)
Repositioning expenses	4.3	—
Restructuring expenses	0.9	4.3
Other expense (income), net	1.3	(0.4)
Total costs and expenses	95.4	81.4
Income before income taxes	25.8	29.9
Provision for income taxes	(8.4)	(9.3)
Net income	17.4	20.6
Less: net income attributable to noncontrolling interests	(0.4)	(0.1)
Net income attributable to GCP shareholders	$17.0	$20.5
Earnings Per Share Attributable to GCP Shareholders
Basic earnings per share:
Net income attributable to GCP shareholders	$0.24	$0.29
Weighted average number of basic shares	70.6	70.5
Diluted earnings per share:
Net income attributable to GCP shareholders	$0.24	$0.29
Weighted average number of diluted shares	70.9	70.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$17.4	$20.6
Other comprehensive income (loss):
Currency translation adjustments	3.9	(29.6)
(Loss) gain from hedging activities, net of income taxes	(0.2)	0.1
Total other comprehensive income attributable to noncontrolling interests	0.2	0.1
Total other comprehensive income (loss)	3.9	(29.4)
Comprehensive income (loss)	21.3	(8.8)
Less: comprehensive income attributable to noncontrolling interests	(0.6)	(0.2)
Comprehensive income (loss) attributable to GCP shareholders	$20.7	$(9.0)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net income	$17.4	$20.6
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	8.9	8.2
Deferred income taxes	(2.9)	(2.8)
Cash paid for interest on notes and credit arrangements	(3.0)	(0.3)
Defined benefit pension expense	2.4	0.4
Cash paid under defined benefit pension arrangements	(1.3)	(0.7)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(11.1)	(5.0)
Inventories	(4.0)	0.6
Accounts payable	12.9	(0.7)
All other items, net	4.4	(11.5)
Net cash provided by operating activities	23.7	8.8
INVESTING ACTIVITIES
Capital expenditures	(13.7)	(7.7)
Other investing activities	0.1	0.1
Net cash used for investing activities	(13.6)	(7.6)
FINANCING ACTIVITIES
Borrowings under credit arrangements	283.1	7.1
Repayments under credit arrangements	(9.1)	(18.1)
Borrowings under related party loans	—	0.5
Repayments under related party loans	—	(1.6)
Proceeds from issuance of bonds	525.0	—
Cash paid for debt financing costs	(18.2)	—
Share repurchase under GCP 2016 Stock Incentive Plan	(1.7)	—
Proceeds from exercise of stock options	0.3	—
Excess tax benefits from stock-based compensation	0.8	1.8
Transfers (from) to parent, net	(764.6)	10.6
Net cash provided by financing activities	15.6	0.3
Effect of currency exchange rate changes on cash and cash equivalents	2.4	(13.2)
Increase (decrease) in cash and cash equivalents	28.1	(11.7)
Cash and cash equivalents, beginning of period	98.6	120.9
Cash and cash equivalents, end of period	$126.7	$109.2

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$126.7	$98.6
Trade accounts receivable, less allowance of $6.2 (2015—$6.2)	221.0	203.6
Inventories	110.8	105.3
Other current assets	36.5	38.9
Total Current Assets	495.0	446.4
Properties and equipment, net of accumulated depreciation and amortization of $482.3 (2015—$430.1)	223.5	197.1
Goodwill	104.4	102.5
Technology and other intangible assets, net	33.2	33.3
Deferred income taxes	80.2	17.6
Overfunded defined benefit pension plans	25.5	26.1
Other assets	23.8	10.1
Total Assets	$985.6	$833.1
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Debt payable within one year	$32.0	$25.7
Accounts payable	122.2	109.0
Loans payable - related party	—	42.3
Other current liabilities	121.0	125.5
Total Current Liabilities	275.2	302.5
Debt payable after one year	784.2	—
Deferred income taxes	8.6	8.7
Unrecognized tax benefits	9.6	5.2
Underfunded and unfunded defined benefit pension plans	80.8	34.0
Other liabilities	9.3	8.6
Total Liabilities	1,167.7	359.0
Commitments and Contingencies - Note 7
Stockholders' (Deficit) Equity
Net parent investment	—	598.3
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 70,673,392	0.7	—
Accumulated deficit	(61.2)	—
Accumulated other comprehensive loss	(124.0)	(127.7)
Treasury stock	(1.7)	—
Total GCP's Shareholders' (Deficit) Equity	(186.2)	470.6
Noncontrolling interests	4.1	3.5
Total Stockholders' (Deficit) Equity	(182.1)	474.1
Total Liabilities and Stockholders' (Deficit) Equity	$985.6	$833.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of (Deficit) Equity (unaudited)

(In millions)	Common Stock	Accumulated Deficit	Treasury Stock	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2014	$—	$—	$—	$670.6	$(66.0)	$2.8	$607.4
Net income	—	—	—	20.5	—	0.1	20.6
Other comprehensive (loss) income	—	—	—	—	(29.5)	0.1	(29.4)
Net transfer to parent	—	—	—	(0.7)	—	—	(0.7)
Balance, March 31, 2015	$—	$—	$—	$690.4	$(95.5)	$3.0	$597.9
Balance, December 31, 2015	$—	$—	$—	$598.3	$(127.7)	$3.5	$474.1
Net income	—	9.8	—	7.2	—	0.4	17.4
Net transfers to parent	—	—	—	(677.9)	—	—	(677.9)
Reclassification of net parent investment in connection with Separation	0.7	(73.1)	—	72.4	—	—	—
Share based compensation	—	0.7	—	—	—	—	0.7
Exercise of stock options	—	0.6	—	—	—	—	0.6
Tax benefit related to stock plans	—	0.8	—	—	—	—	0.8
Treasury stock purchased under GCP 2016 Stock Incentive Plan	—	—	(1.7)	—	—	—	(1.7)
Other comprehensive income	—	—	—	—	3.7	0.2	3.9
Balance, March 31, 2016	$0.7	$(61.2)	$(1.7)	$—	$(124.0)	$4.1	$(182.1)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
On January 27, 2016, GCP entered into a Separation and Distribution Agreement pursuant to which Grace agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the then-outstanding shares of Company common stock (the "Distribution"). Under the Distribution, one share of Company common stock was distributed for each share of Grace common stock held by Grace stockholders of record as of the close of business on January 27, 2016. No fractional shares were distributed. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol "GCP" on the New York Stock Exchange.
GCP is engaged in the production and sale of specialty construction chemicals, specialty building materials, and packaging products through three operating segments. Specialty Construction Chemicals ("SCC") manufactures and markets concrete admixtures and cement additives. Specialty Building Materials ("SBM") manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, fireproofing and other products designed to protect the building envelope. Darex Packaging Technologies ("Darex") manufactures and markets packaging materials for use in beverage and food containers, industrial containers and other consumer and industrial applications.
Prior to the Separation, we operated as the Grace Construction Products operating segment and the Darex Packaging Technologies business of W.R. Grace & Co.
The Separation was completed pursuant to various agreements with Grace related to the Separation. These agreements govern the relationship between GCP and Grace following the Separation and provided for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided on a temporary basis by both parties.
Basis of Presentation
The financial statements for periods prior to the Separation have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Grace, as our business operated as a combination of entities under common control of Grace. These financial statements reflect the historical basis and carrying values established when the Company was part of Grace. Subsequent to the Separation, the accompanying Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information.
The financial statements presented herein are unaudited and should be read in conjunction with the Combined Financial Statements presented in the Company's 2015 Annual Report on Form 10-K. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results of operations for the year ending December 31, 2016.
All transactions between GCP and Grace have been included in these financial statements. Prior to the Separation, all such transactions are considered to be effectively settled for cash, other than intercompany loan transactions, in the Combined Financial Statements at the time the transaction was recorded. The intercompany loans payable to Grace, related interest thereon, and related cash flows, as presented in Note 3 were reflected in Statements of Cash Flows as "Borrowings under related party loans" and "Repayments of related party loans," in the Balance Sheets as "Loans payable-related party" and in the Statements of Operations as "Interest income, net-related party." Subsequent to the Separation, Grace is no longer a related party of the Company.

Notes to Consolidated Financial Statements (Continued)

Prior to the Separation, the financial statements included expenses of Grace allocated to GCP for certain functions provided by Grace, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, environment health and safety, supply chain, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. These cost allocations were included in selling, general and administrative expenses in the Statement of Operations. Most of these costs were included in segment operating income with only a portion included in corporate costs. Both GCP and Grace consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, GCP during the periods presented.
Subsequent to the Separation, GCP has performed most of these functions using its own resources or purchased services. However, the remainder of these functions will continue to be provided by Grace under a transition services agreement, for a period generally up to 18 months from the Separation. See Note 12 for further description of the transition services agreement between GCP and Grace.
Prior to the Separation, the financial statements also included the assets and liabilities that were historically held at the Grace corporate level but were specifically identifiable or otherwise pushed down to GCP. The cash and cash equivalents held by Grace at the corporate level were not specifically identifiable to GCP and therefore were not allocated to GCP for any of the periods presented. Prior to the Separation, cash and cash equivalents in the Balance Sheets represent primarily cash held locally by entities included in the financial statements. Third-party debt and the related interest expense of Grace were not allocated to GCP for any of the periods presented as GCP is not the legal obligor of the debt and the Grace borrowings were not directly attributable to GCP's business.
The financial statements exclude all assets, liabilities, income, gains, costs and expenses reported by Grace related to asbestos and bankruptcy matters. Prior to the Separation, these matters were not allocated to GCP as Grace is the legal obligor for those liabilities and Grace is expected to pay all future liabilities and costs related to such matters as such matters were not historically managed by GCP. Grace retained full responsibility for these matters following the Separation and GCP has not indemnified Grace for any losses or payments associated with these matters.
Prior to the Separation, Grace used a centralized approach to cash management and financing of its operations and Grace funded GCP's operating and investing activities as needed. Prior to the Separation, cash transfers to and from the cash management accounts of Grace are reflected in the Statements of Cash Flows as “Transfers to parent, net.”
Use of Estimates    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. GCP's accounting measurements that are most affected by management's estimates of future events are:
•Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, such as material commitments (see Note 7 to the Consolidated Financial Statements) and income taxes (see Note 4 to the Consolidated Financial Statements);
•Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 5 to the Consolidated Financial Statements); and
•Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 4 to the Consolidated Financial Statements).
Reclassifications    Certain amounts in prior year's financial statements have been reclassified to conform to the current year presentation. Such reclassifications have not materially affected previously reported amounts in the financial statements.

Notes to Consolidated Financial Statements (Continued)

Revisions    Certain prior period amounts related to borrowings and repayments under credit arrangements reported as financing activities on the Consolidated Statements of Cash Flows have been revised. For the three months ended March 31, 2015, borrowings and repayments under certain credit facilities of $3.3 million were previously netted within cash flows from financing activities. GCP concluded that these revisions were not material to the previously issued Combined Financial Statements.
Income Tax As a global enterprise, GCP is subject to a complex array of tax regulations and must make assessments of applicable tax law and judgments in estimating its ultimate income tax liability.
In the financial statements for periods prior to the Separation, income tax expense and tax balances were calculated using the separate return method as if GCP was a separate taxpayer, although GCP was included in tax returns filed by Grace. After the Separation, income tax expense and income tax balances represent GCP’s federal, state and foreign income taxes as an independent company.
As a stand-alone entity, GCP will file tax returns on its own behalf and its deferred taxes and effective tax rate may not be comparable to those in historical periods.
See Note 4 for details regarding estimates used in accounting for income tax matters including unrecognized tax benefits.
Stock-Based Compensation Expense Prior to the Separation, GCP was allocated stock-based compensation expense from Grace related to GCP employees receiving awards denominated in Grace equity instruments. In accordance with an employee matters agreement entered into between Grace and GCP on January 27, 2016 in connection with the Separation (the "Employee Matters Agreement"), previously outstanding stock-based compensation awards granted under Grace's equity compensation programs prior to the Separation and held by certain executives and employees of GCP and Grace were adjusted to reflect the impact of the Separation on these awards. To preserve the aggregate intrinsic value of these stock-based compensation awards, as measured immediately before and immediately after the Separation, each holder of Grace stock-based compensation awards generally received an adjusted award consisting of either (i) both a stock-based compensation award denominated in Grace equity as it existed subsequent to the Separation and a stock-based compensation award denominated in GCP equity or (ii) solely a stock-based compensation award denominated in the equity of the company at which the person was employed following the Separation. In the Separation, the determination as to which type of adjustment applied to a holder’s previously outstanding Grace award was based upon the type of stock-based compensation award that was to be adjusted and the date on which the award was originally granted under the Grace equity compensation programs prior to the Separation. Under the Employee Matters Agreement, GCP retains certain obligations related to all stock- and cash-settled stock-based compensation awards denominated in GCP equity, regardless of whether the holder is a GCP employee. Following the Separation, we record stock-based compensation expense for equity awards in accordance with authoritative accounting guidance.
Currency Translation    Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting translation adjustments are included in "accumulated other comprehensive loss" in the Balance Sheets. The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income in the Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. The official exchange rate (CENCOEX) of 4.3 was used to remeasure our financial statements from bolivars to U.S. dollars upon Venezuela's designation as a highly inflationary economy. On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to U.S. dollar would devalue from 4.3 to 6.3. GCP continued to account for its results in Venezuela at the official exchange rate of 6.3 bolivars to one U.S. dollar until September 30, 2015. Based on developments in the third quarter of 2015, including changed expectations about GCP's ability to import raw materials into Venezuela at the official exchange rate and increased inflation, the Company determined that it was no longer appropriate to use the official exchange rate. Effective September 30, 2015, the Company began accounting for its results in Venezuela at the SIMADI rate. The Company recorded a pre-tax charge of $73.2 million in the third quarter of 2015 to reflect the devaluation of monetary assets and the impairment of non-monetary assets at the SIMADI rate of 199 bolivars to one U.S. dollar.
In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM, which is expected to be a floating exchange rate. The DICOM rate was 251 bolivars to one U.S. dollar at the end of the first quarter 2016, a 25% increase from the SIMADI rate used as of the end of the fourth quarter of 2015. Accordingly, in the first quarter of 2016, the Company recorded a $0.9 million loss in the Consolidated Statements of Operations to reflect the further devaluation of the net monetary and non-monetary asset position using the DICOM rate.
Effect of New Accounting Standards   In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements were to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers—Deferral of the Effective Date," deferring the effective date by one year but permitting adoption as of the original effective date. The revised standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. GCP does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on the Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's treatment of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. GCP adopted this standard for the first quarter 2016. See Footnote 3, Debt and Other Financial Instruments for the effect these ASU's had on the Consolidated Financial Statements.
In August 2015, the FASB issued ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The update clarifies ASU 2015-03, allowing debt issuance costs related to line of credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new requirements are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, with early adoption permitted. GCP adopted this standard for the first quarter 2016. See Footnote 3, Debt and Other Financial Instruments for the effect these ASU's had on the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." This update is part of the FASB's Simplification Initiative and is also intended to enhance convergence with the IASB's measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value for entities using FIFO or average cost methods. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 31, 2016, with early adoption permitted. GCP is currently evaluating its effect on the Consolidated Financial Statements and the timing of adoption.
In February 2016, the FASB issued ASU 2016-02 "Leases." This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. GCP is currently evaluating its effect on the Consolidated Financial Statements and the timing of adoption.
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. GCP is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.
2. Inventories
Inventories are stated at the lower of cost or market, and cost is determined using FIFO. Inventories consisted of the following at March 31, 2016, and December 31, 2015:

(In millions)	March 31, 2016	December 31, 2015
Raw materials	$42.8	$39.1
In process	5.6	6.2
Finished products	53.1	51.3
Other	9.3	8.7
Total inventories	$110.8	$105.3

Notes to Consolidated Financial Statements (Continued)

3. Debt and Other Financial Instruments
Components of Debt

(In millions)	March 31, 2016	December 31, 2015
9.5% Senior Notes due 2023, net of unamortized debt issuance costs of $7.8 at March 31, 2016	$517.2	$—
Term Loan due 2022, net of unamortized discount of $2.7 and unamortized debt issuance costs of $4.9 at March 31, 2016 (1)	267.4	—
Related party	—	42.3
Other borrowings (2)	31.6	25.7
Total debt	816.2	68.0
Less debt payable within one year	32.0	68.0
Debt payable after one year	$784.2	$—
Weighted average interest rates on related party debt	—%	3.3%
Weighted average interest rates on total debt	8.1%	11.9%
__________________________

(1)	Interest at LIBOR +450 bps with a 75 bps LIBOR floor at March 31, 2016.

(2)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
The principal maturities of debt outstanding (net of unamortized discounts and debt issuance costs) at March 31, 2016, were as follows:

(In millions)
2016	$32.0
2017	3.4
2018	3.4
2019	3.4
2020	3.4
Thereafter	770.6
Total debt	$816.2
Credit Agreement
On February 3, 2016, GCP entered into a Credit Agreement (the “Credit Agreement”) that provides for new senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, consisting of:
(a)    term loans (the “Term Loans”) in an aggregate principal amount of $275.0 million maturing in 2022; and
(b)    $250.0 million revolving credit facility (the "Revolving Loans") due in 2021.
The Term Loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof.
The Credit Agreement contains customary affirmative covenants, including, but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; and (vii) a maximum total leverage ratio. The Credit Agreement

Notes to Consolidated Financial Statements (Continued)

contains conditions that would require mandatory principal payments in advance of the Term Loans maturity date; we were in compliance with all terms as of March 31, 2016.
Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests. There are no events of default as of March 31, 2016.
The Credit Facilities are secured on a first priority basis by a perfected security in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property (including properties in Chicago, Illinois and Mount Pleasant, Tennessee) of the Company, a pledge of 100% of the equity of each material U.S. subsidiary of the Company and 65% of the equity of the United Kingdom holding company.
The interest rate per annum applicable to the Term Loans is equal to, at GCP’s option, either a base rate plus a margin of 3.5% or LIBOR plus a margin of 4.5%. The interest rate per annum applicable to the Revolving Loans is equal to, at GCP’s option, either a base rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0%, in either case based upon the total leverage ratio of GCP and its restricted subsidiaries. As of March 31, 2016, the Revolving Loans do not have an outstanding balance. Certain debt covenants may restrict the entity's ability as it relates to dividends, acquisitions and other borrowings.
GCP had no outstanding draws on the Revolving Loans as of March 31, 2016; however, the available credit under that facility was reduced to $247.4 million by outstanding letters of credit.
Senior Notes
On January 27, 2016, GCP issued $525.0 million aggregate principal amount of 9.5% Senior Notes due 2023 (the “Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2016.
The Notes were issued subject to covenants that limit the Issuer’s and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets, (ii) incur additional debt (iii) sell certain assets (iv) make certain investments and acquisitions, merge or sell or otherwise dispose of all or substantially all assets.
During the first quarter of 2016, GCP incurred debt issuance costs relating to the Notes, Term Loans, and Revolving Loans of $8.0 million, $5.0 million and $5.2 million, respectively. The debt issuance costs relating to the Notes and the Term Loans were deducted from the carrying amount of their debt liabilities on the balance sheet and are being amortized over the term of their respective debt obligations.
Debt issuance costs incurred relating to the Revolving Loans are classified as an asset in the "Other assets" caption on the balance sheet and are being amortized over the term of the Revolver Loans. The unamortized portion of these costs as of March 31, 2016 was $5.1 million.
During the first quarter of 2016, GCP used certain proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. Approximately $50 million was retained to meet operating requirements and to pay fees associated with the debt financing and other costs of the Separation that may be incurred subsequent to the Separation. Related party debt of approximately $42 million and related interest was transferred from Grace to GCP in connection with the Separation.

Notes to Consolidated Financial Statements (Continued)

Debt Fair Value
At March 31, 2016, the carrying amounts and fair values of GCP's debt were as follows:

	March 31, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.5% Senior Notes due 2023	$517.2	572.3	$—	$—
Term Loan due 2022	267.4	276.4	—	—
Other borrowings	31.6	31.6	68.0	68.0
Total debt	$816.2	$880.3	$68.0	$68.0
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions. The increase in fair value of the senior notes since issuance was driven by favorable demands in the marketplace.
4. Income Taxes
The annualized effective tax rate on 2016 forecasted income from continuing operations is estimated to be 33.5% as of March 31, 2016, compared with 67.3% for the year ended December 31, 2015. The 2016 forecasted annual effective tax rate includes a tax benefit of $7.6 million (decrease of 5.6% of forecasted pretax income) for lower tax rates in foreign jurisdictions and a tax provision of $3.0 million (increase of 2.2% of forecasted pretax income) for state income taxes, net of the related federal tax benefit. The 2015 annual effective tax rate includes a tax provision of $24.7 million (increase of 19.7% of pretax income) for a nondeductible charge related to Venezuela, a tax provision of $19.9 million (increase of 15.9% of pretax income) for the U.S. tax cost on repatriation of foreign earnings, a tax benefit of $8.0 million (decrease of 6.4% of pretax income) for lower tax rates in foreign jurisdictions and a tax provision of $6.3 million (increase of 5.0% of pretax income) for state income taxes, net of the related federal benefit.
For the period ended March 31, 2016, GCP recorded an out-of-period uncertain tax position that resulted in a $2.7 million increase to the provision for income taxes. This adjustment is not material to the first quarter of 2016 or any prior period financial statements and is not expected to be material to the full year 2016 results.
As discussed in Note 1, on February 3, 2016 the Separation of Grace and GCP was completed. In conjunction with the Separation, GCP has increased its deferred tax assets in the U.S. by approximately $68 million mainly related to the step up in tax basis and transfer of a net pension liability in the first quarter of 2016.
In evaluating GCP's ability to realize its deferred tax assets, GCP considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to GCP for tax reporting purposes in the related jurisdiction. In estimating future taxable income, GCP relies upon assumptions and estimates about future activities, including the amount of future federal, state and international pretax operating income that GCP will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. GCP records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized.
At December 31, 2014, we had the intent and ability to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside the United States. In connection with the Separation, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. In 2015, on a stand-alone basis (see Basis of Presentation), GCP included tax expense of $19.9 million in its effective tax rate for such repatriation attributable to both current and prior years' earnings. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.

Notes to Consolidated Financial Statements (Continued)

GCP believes that the Separation is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to Separation, GCP expects undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

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
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. The tax matters agreement was entered into on the distribution date. Under the tax matters agreement, GCP and Grace will indemnify and hold each other harmless in accordance with the principles outlined in the tax matters agreement.
5. Pension Plans and Other Postretirement Benefit Plans
Multiemployer Benefit Plans    Prior to the Separation, Grace sponsored funded and unfunded defined benefit pension and other postretirement benefit plans in which GCP employees and employees from other Grace businesses participated in (the “Shared Plans”). For purposes of the Combined Financial Statements in periods prior to the Separation, the Shared Plans were accounted for as multiemployer benefit plans. Accordingly, GCP did not record an asset or liability to recognize the funded status of these Shared Plans in the Balance Sheet prior to the Separation.
In the fourth quarter of 2015, in preparation for the Separation, certain international pension plans were legally separated. Previously, the funded status of these Shared Plans was not reflected on GCP’s balance sheet as the plans were accounted for as multiemployer benefit plans. Upon legal separation of these international plans in 2015, GCP recorded the funded status as of December 31, 2015, resulting in an approximate $4 million increase to net pension liabilities. During the first quarter of 2016, certain Shared Plans in the U.S. were legally separated, resulting in an approximate $44 million increase to net pension liabilities on the Consolidated Balance Sheet as of March 31, 2016. The funded status of these plans as of March 31, 2016, is included in the Net Funded Status table below.
GCP’s allocated pension expense for the Shared Plans was $0.9 million for the three months ended March 31, 2015. The related expense for the three months ended March 31, 2016 is included in the Components of Net Periodic Benefit Cost (Income) table below.
Postretirement Benefits Other Than Pensions    Grace provided postretirement life insurance benefits for retired employees of certain U.S. business units and certain divested business units. GCP’s allocated income for these postretirement life insurance benefits plan was $0.4 million for the three months ended March 31, 2015. In the first quarter of 2016, the postretirement life insurance benefits plan liability related to GCP employees who were participants in this plan at the time of Separation was legally transferred to GCP, resulting in an increase of $0.1 million to other liabilities. Additionally as part of the Separation, GCP assumed $0.8 million of prior service credit and $0.7 million of actuarial losses, both net of tax as part of the transfer.
Pension Plans    GCP sponsors certain defined benefit pension plans, primarily in the U.S. and the United Kingdom in which GCP employees participate. GCP records an asset or liability to recognize the funded status of these pension plans in its Consolidated Balance Sheets.
The Shared Plans that were legally separated during the first quarter of 2016, as discussed under "Multiemployer Benefit Plans" above, resulted in an approximate $44 million increase to pension liabilities, and are included in the net funded status and net periodic benefit cost as of March 31, 2016.

Notes to Consolidated Financial Statements (Continued)

The following table presents the funded status of GCP's overfunded, underfunded and unfunded pension plans:

(In millions)	March 31, 2016	December 31, 2015
Overfunded defined benefit pension plans	$25.5	$26.1
Underfunded defined benefit pension plans	(46.4)	(8.0)
Unfunded defined benefit pension plans	(34.4)	(26.0)
Total underfunded and unfunded defined benefit pension plans	(80.8)	(34.0)
Pension liabilities included in other current liabilities	(1.2)	(1.1)
Net funded status	$(56.5)	$(9.0)
Overfunded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $25.5 million as of March 31, 2016, and the overfunded status is reflected as assets in "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. As of March 31, 2016, the combined balance of $82.0 million for the underfunded and unfunded plans included as liabilities in the Consolidated Balance Sheets is comprised of current and non-current components of $1.2 million in "other current liabilities" and $80.8 million in "underfunded and unfunded defined benefit pension plans", respectively.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended March 31,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$1.5	$0.9	$—	$0.1	$0.8	$—
Interest cost	1.2	2.1	—	0.1	2.3	—
Expected return on plan assets	(1.2)	(2.3)	—	(0.2)	(2.8)	—
Amortization of prior service (credit) cost	—	—	(0.1)	—	0.1	—
Net periodic benefit cost (income) (1)	$1.5	$0.7	$(0.1)	$—	$0.4	$—
___________________________________

(1)	Includes expense that was allocated to Grace of $0.1 million for the three months ended March 31, 2015.
Plan Contributions and Funding    GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. In March 2016, GCP made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $1 million.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements as well as actuarial and trustee recommendations.
Defined Contribution Retirement Plan    As part of the Separation, GCP established a defined contribution retirement plan for its employees in the United States, similar in design to the Grace defined contribution retirement plan. This plan is qualified under section 401(k) of the U.S. tax code. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. For the three months ended March 31, 2015, GCP received an allocation of the total cost related to this benefit plan of $1.4 million. GCP’s costs related to this benefit plan for the three months ended March 31, 2016 were $1.1 million.

Notes to Consolidated Financial Statements (Continued)

6. Other Balance Sheet Accounts

(In millions)	March 31, 2016	December 31, 2015
Other Current Liabilities
Customer volume rebates	$28.1	$33.5
Accrued compensation (1)	25.5	27.1
Income tax payable (2)	15.8	23.3
Accrued interest	9.0	3.9
Pension liabilities	1.2	1.1
Other accrued liabilities	41.4	36.6
Total other current liabilities	$121.0	$125.5
________________________________

(1)	Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(2)	Income tax items above do not include amounts due from/to Grace.
7. Commitments and Contingent Liabilities
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
Guarantees and Indemnification Obligations    GCP is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•
Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. GCP accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to the Consolidated Financial Statements.

•	Performance guarantees offered to customers. GCP has not established a liability for these arrangements based on past performance.

•
Contracts providing for the sale of a former business unit or product line in which GCP has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities.

•
A tax sharing agreement with Grace, entered into in connection with the Separation, which may require GCP, in certain circumstances, to indemnify Grace if the Separation, together with certain related transactions, does not qualify under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the "Code"). If GCP is required to indemnify Grace under the tax sharing agreement, it could be subject to significant tax liabilities.

Environmental Remediation    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP accrues for anticipated costs associated with response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. As of March 31, 2016, GCP did not have any material environmental liabilities.

Notes to Consolidated Financial Statements (Continued)

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
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters, trade-related commitments and other matters. At March 31, 2016, GCP had gross financial assurances issued and outstanding of $2.6 million, composed of standby letters of credit and other financial assurances issued by various banks.
General    From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, the Company does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed its risk and has made accounting estimates and disclosures as required under GAAP.
8. Restructuring and Repositioning Expenses
Restructuring Expenses
GCP incurs costs from restructuring actions as a result of changes in the business environment and its business structure. Restructuring expenses are excluded from segment operating income.
GCP incurred $0.9 million ($0.5 million in Specialty Construction Chemicals and $0.4 million in Specialty Building Materials) of restructuring expenses during first quarter of 2016, compared with $4.3 million ($2.7 million in Specialty Construction Chemicals, $0.9 million in Specialty Building Materials and $0.7 million Darex Packaging Technologies) during the first quarter of 2015.
GCP had restructuring liabilities of $2.0 million and $1.4 million as of March 31, 2016 and December 31, 2015, respectively related to severance actions taken during the periods. The majority of the severance expense was paid in the year it was incurred. Substantially all costs related to the remaining restructuring programs are expected to be paid by December 31, 2016.

Restructuring Liability (In millions)	Total
Balance, December 31, 2015	$1.4
Accruals for severance and other costs	0.9
Payments	(1.8)
Currency translation adjustments and other	1.5
Balance, March 31, 2016	$2.0

Repositioning Expenses
Post-Separation, GCP expects to incur expenses related to the transition to becoming a stand-alone public company. These costs are expected to range from $10.0 million to $15.0 million with substantially all of these expenses expected to be incurred within 12 months of the Distribution date. These repositioning expenses primarily relate to the following:

•	accounting, tax, legal and other professional costs pertaining to the Separation and establishment as a stand-alone public company;

•	costs relating to information technology systems;

•	employee-related costs that would not be incurred absent the Separation primarily relating to compensation, benefits, retention bonuses related to new or transitioning employees; and

•	recruiting and relocation costs associated with hiring and relocating employees.
Due to the scope and complexity of these activities, the amount of these estimated costs could increase or decrease and the timing of incurrence could change.
In the first quarter, GCP incurred repositioning expenses of $4.3 million, as follows:

Repositioning expense (In millions)	Three Months Ended March 31, 2016
Professional fees	$2.1
Employee-related costs	2.2
Total	$4.3
Substantially all of these costs have been or are expected to be settled in cash. Total cash payments for the quarter ended March 31, 2016 were $3.9 million for professional fees and employee-related costs, $0.9 million for capital expenditures and $5.9 million for taxes.
9. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$(0.1)	$—	$(0.1)
Assumption of net prior service credit	1.2	(0.4)	0.8
Assumption of net actuarial loss	(1.1)	0.4	(0.7)
Benefit plans, net	—	—	—
Currency translation adjustments	3.9	—	3.9
Loss from hedging activities	(0.2)	—	(0.2)
Other comprehensive income attributable to GCP shareholders	$3.7	$—	$3.7

Three Months Ended March 31, 2015 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	0.1	(0.1)	—
Currency translation adjustments	(29.6)	—	(29.6)
Gain from hedging activities	0.2	(0.1)	0.1
Other comprehensive loss attributable to GCP shareholders	$(29.3)	$(0.2)	$(29.5)

Notes to Consolidated Financial Statements (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$0.1	$(127.8)	$—	$(127.7)
Other comprehensive income before reclassifications	0.1	3.9	(0.5)	3.5
Amounts reclassified from accumulated other comprehensive income	(0.1)	—	0.3	0.2
Net current-period other comprehensive income (loss)	—	3.9	(0.2)	3.7
Ending balance	$0.1	$(123.9)	$(0.2)	$(124.0)

Three Months Ended March 31, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gain (Loss) from Hedging Activities	Total
Beginning balance	$(0.3)	$(47.7)	$(0.2)	$(48.2)
Other comprehensive income before reclassifications	—	(29.6)	(0.1)	(29.7)
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2
Net current-period other comprehensive (loss) income	—	(29.6)	0.1	(29.5)
Ending balance	$(0.3)	$(77.3)	$(0.1)	$(77.7)
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
See Note 5 for a discussion of pension plans and other postretirement benefit plans.
10. Stock Incentive Plans
The Company has provided certain key employees equity awards in the form of Stock Options, Performance Based Units (“PBUs”) and Restricted Share Units (“RSUs”) under the GCP 2016 Stock Incentive Plan, which was adopted at Separation. Certain employees and members of the Board of Directors are eligible to receive stock-based benefits, including stock, stock options, RSUs, and PBUs.
Total cash and non-cash stock-based compensation cost included in the Consolidated Statements of Operations is $1.2 million for the three months ended March 31, 2016 and $0.8 million for the three months ended March 31, 2015. Stock-based compensation expense prior to the Separation was allocated to GCP based on the portion of Grace’s equity compensation programs in which GCP employees participated.
In accordance with the Employee Matters Agreement, in connection with the Separation, previously outstanding stock-based compensation awards granted under Grace’s equity compensation programs prior to the Separation and held by certain executives and employees of GCP and Grace were adjusted to reflect the impact of the Separation on these awards. To preserve the aggregate intrinsic value of Grace awards held prior to the Separation, as measured immediately before and immediately after the Separation, each holder of Grace stock-based compensation awards generally received an adjusted award consisting of either (i) both a stock-based compensation award denominated in Grace equity as it existed subsequent to the Separation and a stock-based compensation award denominated in GCP equity or (ii) solely a stock-based compensation award denominated in the equity of the company at which the person was employed following the Separation. In the Separation, the

Notes to Consolidated Financial Statements (Continued)

determination as to which type of adjustment applied to a holder’s previously outstanding Grace award was based upon the type of stock-based compensation award that was to be adjusted and the date on which the award was originally granted under the Grace equity compensation programs prior to the Separation. Adjusted awards consisting of stock-based compensation awards denominated in GCP equity are considered issued under the GCP 2016 Stock Incentive Plan. These adjusted awards generally will be subject to the same vesting conditions and other terms that applied to the original Grace award to which these adjusted awards relate, before the Separation.
Under the Employee Matters Agreement, the Company is obligated to settle all of the stock-based compensation awards denominated in GCP equity, regardless of whether the holders are GCP employees or Grace employees. Likewise, Grace is obligated to settle all of the stock-based compensation awards denominated in Grace shares, regardless of whether the holders are GCP employees or Grace employees. As a result, GCP has recorded a liability for cash-settled awards held by Grace employees. The adjustment of the original Grace awards that resulted in the issuance of GCP stock-based compensation awards resulted in an immaterial charge in the first quarter of 2016.
In accordance with certain provisions of the GCP 2016 Stock Incentive Plan, the Company repurchases shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employee. In the quarter ended March 31, 2016, the Company repurchased approximately 84,000 shares under these provisions. These purchases were reflected as treasury stock purchased under 2016 Stock Incentive Plan in the Consolidated Statement of (Deficit) Equity.
As of March 31, 2016, 1,734,650 shares of common stock are available for issuance under the GCP 2016 Stock Incentive Plan.
Stock Options
Stock options are non-qualified and are set at exercise prices not less than 100% of the market value on the date of grant (market value is the average of the high price and low price from that trading day). GCP stock option awards provided prior to Separation have a contractual term of 5 years from the date of grant. Stock option awards that relate to Grace stock options originally granted post-Separation have a contractual term of 7 years from the original date of grant. Generally, stock options vest in substantially equal amounts each year over three years from the date of grant.
GCP values stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. The expected term of the options is estimated using the simplified method as allowed by ASC 718-20, whereby the average between the vesting period and contractual term is used. The expected volatility was estimated using the volatility of an industry peer group.
The following summarizes the assumptions used for estimating the fair value of stock options granted during 2016:

Assumptions used to calculate expense for stock option	Three Months Ended March 31, 2016
Risk-free interest rate	1.11%
Average life of options (years)	4 - 5
Volatility	29.6 – 33.0%
Dividend yield	—
Average fair value per stock option	$4.86

Notes to Consolidated Financial Statements (Continued)

The following table summarizes GCP stock option activity for the three months ended March 31, 2016:

Stock Option Activity	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2015	—	$—
Converted on February 3, 2016	2,236	14.36
Options exercised	406	8.47
Options forfeited	—	—
Options granted	741	17.14
Outstanding, March 31, 2016	2,571	16.09	3.90	$10,142
Exercisable, March 31, 2016	872	$12.42	1.68	6,648
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the Company's stock. The intrinsic value of all options exercised in the first quarter of 2016 was $3.5 million.
Total unrecognized stock-based compensation expense for stock options at March 31, 2016, was $3.7 million and the weighted-average period over which this expense will be recognized is approximately 1.5 years.
Restricted Stock Units and Performance Based Units
Upon Separation, certain previously outstanding RSUs and PBUs granted under Grace's equity compensation programs prior to the Separation were adjusted, in accordance with the Employee Matters Agreement, such that holders of these certain original Grace RSUs and PBUs received RSUs denominated in GCP equity.
RSUs generally vest over a three year period, with vesting in substantially equal amounts each year over three years and some vesting 100% after the third year from the date of grant.  A smaller number of RSUs were designated as sign-on awards and used for purposes of attraction and to cover outstanding awards from a prior employer and vest 100% after two years.

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	—	$—
Converted on February 3, 2016	265	17.00
RSUs settled	31	16.90
RSUs granted	320	17.18
RSUs outstanding, March 31, 2016	554	$17.11
Awards that were fully vested as of the Separation were settled in the first quarter of 2016 for 25,000 shares and $0.5 million cash. The Company expects that approximately 18% of the 80,621 RSUs vesting in 2016, 0% of the 68,052 RSUs vesting in 2017, 38% of the 161,055 RSUs vesting in 2018 and 0% of the 245,018 RSUs vesting in 2019, will be settled in cash, with the remaining percentages of these RSUs to be settled in GCP stock.
During the first quarter of 2016, the Company granted 155,501 PBUs under the GCP 2016 Stock Incentive Plan to Company employees. These awards vest on February 2019 subject to continued employment through the payment date, and have a weighted average grant date fair value of $17.04 for PBUs. The Company anticipates that 100% of the PBUs will be settled in GCP common stock, assuming full vesting.

Notes to Consolidated Financial Statements (Continued)

PBUs granted in 2016 are based on a three year cumulative adjusted earnings per share measure.  The number of shares ultimately provided to the employee who received such a PBU grant will be based on Company performance against this measure, and can range from 0% to 200% of the target number of shares which may be due upon a target level of achievement of this measure. The award will be paid out in 2019 once performance against the measure, which is measured over fiscal year 2016-fiscal year 2018, is certified by the Compensation Committee.
PBUs and RSUs are recorded at fair value at the date of grant. The common stock-settled portion of each such award is considered an equity award, with the stock compensation expense being determined based on the Company’s stock price on the grant date. The cash settled portion of the award is considered a liability award with liability being remeasured each reporting period based on the Company’s then current stock price. PBU stock-and cash-settled awards are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of the performance period.
As of March 31, 2016, $10.5 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of 3.1 years.
11. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2016	2015
Numerators
Net income attributable to GCP shareholders	$17.0	$20.5
Denominators
Weighted average common shares—basic calculation	70.6	70.5
Dilutive effect of employee stock awards	0.3	—
Weighted average common shares—diluted calculation	70.9	70.5
Basic earnings per share	$0.24	$0.29
Diluted earnings per share	$0.24	$0.29
The computation of basic and diluted earnings per common share is calculated assuming the number of shares of GCP common stock outstanding on February 3, 2016 had been outstanding at the beginning of each period presented. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards in GCP outstanding prior to the Separation. See Note 1 for further discussion of the Separation.
There were approximately 0.6 million anti-dilutive options and 0.2 million anti-dilutive RSUs outstanding on a weighted average basis for the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company repurchased 83,799 shares of Company common stock for $1.7 million, respectively, in connection with GCP's equity compensation programs.
12. Related Party Transactions and Transactions with Grace
Related Parties
All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.

Notes to Consolidated Financial Statements (Continued)

Allocation of General Corporate Expenses
Prior to the Separation, the financial statements included expense allocations for certain functions provided by Grace as well as other Grace employees not solely dedicated to GCP, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, and stock-based compensation. These expenses were allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures.
The expense allocations from Grace discussed above included costs associated with defined benefit pension and other postretirement benefit plans (the “Shared Plans”) sponsored by Grace in which certain of GCP's employees participated. GCP accounted for such Shared Plans as multiemployer benefit plans. Accordingly, GCP did not record an asset or liability to recognize the funded status of the Shared Plans. As part of the Separation, Grace has split certain Shared Plans and transferred the assets and liabilities of such plans related to GCP employees to GCP. The expense allocations were determined on a basis that GCP considered to be a reasonable reflection of the utilization of or benefit received by GCP for the services provided by Grace. The allocations may not, however, reflect the expense GCP would have incurred as an independent company for the periods presented.
Between January 1, 2016 and the Separation, GCP was allocated $2.0 million of general corporate expenses, which is primarily included within selling, general and administrative expenses in the Statements of Operations. Grace allocated $13.8 million of general corporate expenses during the three months ending March 31, 2015.
Transition Services Agreement
In connection with the Separation, the Company entered into a transition services agreement pursuant to which GCP and Grace provide various services to each other on a temporary, transitional basis.
The services provided by Grace to GCP include information technology, treasury, tax administration, accounting, financial reporting, human resources and other services. Following the Separation, Grace continues to provide some of these services on a transitional basis, generally for a period of up to 18 months from the date of Separation.
Tax Sharing Agreement
GCP and Grace entered into a tax sharing agreement (“Tax Sharing Agreement”) in connection with the Separation that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, and subject to the terms of the tax sharing agreement, GCP is responsible for all U.S. federal, state, and foreign taxes (and any related interest, penalties or audit adjustments) reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries); and Grace is responsible for all U.S. federal, state and foreign income taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries. As part of this tax sharing agreement GCP and Grace have indemnified each other for tax matters arising post-Separation that relate to transactions prior to the Separation. As of the balance sheet date GCP has included $4.4 million of indemnified receivables.

Notes to Consolidated Financial Statements (Continued)

In addition, the Tax Sharing Agreement imposes certain restrictions on GCP and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the qualification of the Distribution and certain related transactions under Sections 355 and certain other relevant provisions of the Code. The Tax Sharing Agreement provides special rules that allocate tax liabilities in the event the Distribution, together with certain related transactions, does not so qualify. In general, under the Tax Sharing Agreement, each party is expected to be responsible for any taxes imposed on, and certain related amounts payable by, GCP or Grace that arise from the failure of the Distribution and certain related transactions, to qualify under Sections 355 and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the Tax Sharing Agreement.
Parent Company Equity
Net transfers to parent are included within net parent investment on the Consolidated Statements of (Deficit) Equity. The components of the net transfers to parent as of March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Cash pooling and general financing activities	$(690.8)	$(38.6)
GCP expenses funded by parent	6.6	14.8
Corporate costs allocations	2.0	13.8
Provision for income taxes	4.3	9.3
Total net transfers to parent	(677.9)	(0.7)
Other, net	(86.7)	11.3
Transfers (to) from parent, net per Consolidated Statements of Cash Flows	$(764.6)	$10.6
Other, net includes the non-cash transfer from parent of approximately $44 million of net pension liabilities, approximately $23 million of fixed assets, the non-cash transfer of approximately $42 million of related-party debt, deferred tax items, and other items.
As discussed in Note 3, GCP used proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. This distribution is reflected as a component of transfers to parent in the table above.
13. Operating Segment Information
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
GCP defines Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to GCP shareholders adjusted for interest income and expense; income taxes; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to certain product lines and other

Notes to Consolidated Financial Statements (Continued)

investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends as applicable for the period.
Operating Segment Data

	Three Months Ended March 31,
(In millions)	2016	2015
Net Sales
Specialty Construction Chemicals	$137.0	$152.0
Specialty Building Materials	100.7	87.2
Darex Packaging Technologies	76.4	83.5
Total	$314.1	$322.7
Adjusted EBIT
Specialty Construction Chemicals segment operating income	$9.9	$8.9
Specialty Building Materials segment operating income	27.8	17.1
Darex Packaging Technologies segment operating income	17.2	15.0
Corporate costs	(6.9)	(4.9)
Certain pension costs	(2.2)	(1.2)
Total	$45.8	$34.9
Corporate costs include certain functional costs and other corporate costs such as certain performance-based compensation incentive compensation and public company costs.
Reconciliation of Operating Segment Data to Financial Statements
GCP Adjusted EBIT for the three months ended March 31, 2016 and 2015, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2016	2015
GCP Adjusted EBIT	$45.8	$34.9
Repositioning expenses	(4.3)	—
Restructuring expenses	(0.9)	(4.3)
Pension MTM adjustment and other related costs, net	(2.7)	(0.5)
Net income attributable to noncontrolling interests	0.4	0.1
Interest expense, net	(12.5)	(0.3)
Income before income taxes	$25.8	$29.9

Notes to Consolidated Financial Statements (Continued)

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
(In millions)	2016	2015
Net Sales
United States	$123.1	$110.4
Canada and Puerto Rico	6.7	5.2
Total North America	129.8	115.6
Europe Middle East Africa	79.3	80.2
Asia Pacific	74.9	78.6
Latin America	30.1	48.3
Total	$314.1	$322.7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2016, as the "first quarter" and the quarter ended March 31, 2015, as the "prior-year quarter." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.
Results of Operations
Summary Description of Business
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
We operate our business on a global scale with approximately 64% of our annual 2015 net sales from outside the United States. We conduct business in over 40 countries and do business in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
On February 5, 2015, W. R. Grace & Co. announced its intent to separate the business, assets and liabilities associated with the Grace Construction Products operating segment and the Darex Packaging Technologies business into an independent publicly-traded company. On January 27, 2016, GCP entered into a separation agreement pursuant to which Grace agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP. The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the outstanding shares of Company common stock (the "Distribution"). Under the Distribution, one share of Company common stock was distributed for each share of Grace common stock held as of the close of business on January 27, 2016. No fractional shares were distributed. As a result of the Distribution, GCP is now an independent public company and its common stock is listed under the symbol “GCP” on the New York Stock Exchange.
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales decreased 2.7% to $314.1 million.

•	Adjusted EBIT increased 31.2% to $45.8 million.

•	Net income attributable to GCP shareholders decreased 17.1% to $17.0 million or $0.24 per diluted share. Adjusted EPS was $0.31 per diluted share.

•	Adjusted EBIT Return On Invested Capital was 45.9% on a trailing four quarters basis compared with 37.4% for the 2015 first quarter.

Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared with the prior-year quarter. Please refer to this Analysis of Operations when reviewing this Management's Discussion and Analysis of Financial Condition and Results of Operations.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to GCP shareholders adjusted for interest income and expense, income taxes, restructuring and repositioning expenses and asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to certain product lines and investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other unusual or infrequent items that are not representative of underlying trends. Adjusted EBIT Margin means Adjusted EBIT divided by net sales.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization. GCP uses Adjusted EBIT and Adjusted EBITDA as performance measures in significant business decisions.
We define Adjusted Earnings Per Share (a non-GAAP financial measure) to be earnings per share ("EPS") on a diluted basis adjusted for costs related to restructuring and repositioning expenses and asset impairments, pension costs other than service and interest costs, expected return on plan assets, and amortization of prior service costs/credits, income and expense items related to divested businesses, product lines, and certain other investments, gain and losses on sales of businesses, product lines, and certain other investments, certain other unusual or infrequent items that are not representative of underlying trends, and certain discrete tax items.
We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities.
We define Adjusted Gross Margin (a non-GAAP financial measure) to be gross margin adjusted for pension-related costs and devaluation loss in Venezuela included in cost of goods sold.
We use Adjusted EBIT as a performance measure in significant business decisions and in determining certain incentive compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision making and compensation purposes, and because it measures the ongoing earnings results of our strategic and operating decisions by excluding the earnings effects of our restructuring and repositioning activities.
Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted EBIT Return On Invested Capital and Adjusted Gross Margin do not purport to represent income measures as defined under U.S. GAAP, and should not be used as alternatives to such measures as an indicator of our performance. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results, and to ensure that investors understand the information we use to evaluate the performance of our businesses.
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to income and expenses from restructuring and repositioning activities, which historically has been a material component of our net income. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income measured under GAAP for a complete understanding of our results of operations.

We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2016	2015	% Change
Net sales:
Specialty Construction Chemicals	$137.0	$152.0	(9.9)%
Specialty Building Materials	100.7	87.2	15.5%
Darex Packaging Technologies	76.4	83.5	(8.5)%
Total GCP net sales	$314.1	$322.7	(2.7)%
Net sales by region:
North America	$129.8	$115.6	12.3%
Europe Middle East Africa (EMEA)	79.3	80.2	(1.1)%
Asia Pacific	74.9	78.6	(4.7)%
Latin America	30.1	48.3	(37.7)%
Total net sales by region	$314.1	$322.7	(2.7)%
Profitability performance measures:
Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$9.9	$8.9	11.2%
Specialty Building Materials segment operating income	27.8	17.1	62.6%
Darex Packaging Technologies segment operating income	17.2	15.0	14.7%
Corporate costs	(6.9)	(4.9)	(40.8)%
Certain pension costs (B)	(2.2)	(1.2)	(83.3)%
Adjusted EBIT	45.8	34.9	31.2%
Repositioning expenses	(4.3)	—	NM
Restructuring expenses	(0.9)	(4.3)	79.1%
Pension MTM adjustment and other related costs, net	(2.7)	(0.5)	(440.0)%
Interest expense, net	(12.5)	(0.3)	(4,067)%
Provision for income taxes	(8.4)	(9.3)	9.7%
Net income attributable to GCP shareholders	$17.0	$20.5	(17.1)%
Diluted EPS (GAAP)	$0.24	$0.29	(17.2)%
Adjusted EPS (non-GAAP)	$0.31

Analysis of Operations (In millions)	Three Months Ended March 31,
	2016	2015	% Change
Adjusted profitability performance measures:
Adjusted Gross Margin:
Specialty Construction Chemicals	34.4%	31.9%	2.5 pts
Specialty Building Materials	46.3%	42.8%	3.5 pts
Darex Packaging Technologies	36.8%	31.4%	5.4 pts
Adjusted Gross Margin	38.8%	34.7%	4.1 pts
Pension costs in cost of goods sold	(0.2)%	(0.2)%	—
Total GCP	38.6%	34.5%	4.1 pts
Adjusted EBIT:
Specialty Construction Chemicals	$9.9	$8.9	11.2%
Specialty Building Materials	27.8	17.1	62.6%
Darex Packaging Technologies	17.2	15.0	14.7%
Corporate	(9.1)	(6.1)	(49.2)%
Total GCP	45.8	34.9	31.2%
Depreciation and amortization:
Specialty Construction Chemicals	$4.8	$4.6	4.3%
Specialty Building Materials	2.2	2.0	10.0%
Darex Packaging Technologies	1.5	1.3	15.4%
Corporate	0.4	0.3	33.3%
Total GCP	8.9	8.2	8.5%
Adjusted EBITDA:
Specialty Construction Chemicals	$14.7	$13.5	8.9%
Specialty Building Materials	30.0	19.1	57.1%
Darex Packaging Technologies	18.7	16.3	14.7%
Corporate	(8.7)	(5.8)	(50.0)%
Total GCP	54.7	43.1	26.9%
Adjusted EBIT margin:
Specialty Construction Chemicals	7.2%	5.9%	1.3 pts
Specialty Building Materials	27.6%	19.6%	8.0 pts
Darex Packaging Technologies	22.5%	18.0%	4.5 pts
Total GCP	14.6%	10.8%	3.8 pts
Adjusted EBITDA margin:
Specialty Construction Chemicals	10.7%	8.9%	1.8 pts
Specialty Building Materials	29.8%	21.9%	7.9 pts
Darex Packaging Technologies	24.5%	19.5%	5.0 pts
Total GCP	17.4%	13.4%	4.0 pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2016	March 31, 2015
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$237.6	$197.0
Invested capital:
Trade accounts receivable	221.0	221.7
Inventories	110.8	118.4
Accounts payable	(122.2)	(108.7)
	209.6	231.4
Other current assets (excluding income taxes and related party loans receivable)	31.9	37.2
Properties and equipment, net	223.5	191.7
Goodwill	104.4	105.9
Technology and other intangible assets, net	33.2	38.7
Other assets (excluding capitalized financing fees)	18.7	9.2
Other current liabilities (excluding income taxes, restructuring, repositioning and accrued interest)	(93.9)	(77.7)
Other liabilities (excluding other postretirement benefits liability)	(9.2)	(9.3)
Total invested capital	$518.2	$527.1
Adjusted EBIT Return On Invested Capital	45.9%	37.4%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	GCP's segment operating income includes only GCP's share of income of consolidated joint ventures.

(B)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. SCC, SBM, and Darex segment operating income and corporate costs do not include any amounts for pension expense. Other pension related costs including annual mark-to-market adjustments, actuarial gains and losses, and other related costs are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of the GCP businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments, actuarial gains and losses, and other related costs relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of the GCP businesses.

NM    Not Meaningful

GCP Overview
Following is an overview of our financial performance for the first quarter compared with the prior-year quarter.
Net Sales and Adjusted Gross Margin
The following table identifies the year-over-year increase or decrease in sales attributable to changes in sales volume and/or mix, product price, the impact of currency translation, and for changes in sales in Venezuela.

	Three Months Ended March 31, 2016 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2015
Net Sales Variance Analysis	Volume[1]	Price[1]	Currency Translation[1]	Sales in Venezuela	Total Change
Specialty Construction Chemicals	2.6%	0.1%	(7.6)%	(5.0)%	(9.9)%
Specialty Building Materials	17.8%	0.7%	(3.0)%	—%	15.5%
Darex Packaging Technologies	0.1%	(1.3)%	(6.1)%	(1.2)%	(8.5)%
Net sales	6.2%	(0.1)%	(5.9)%	(2.9)%	(2.7)%
By Region:
North America	14.1%	(1.3)%	(0.5)%	—%	12.3%
Europe Middle East Africa	6.1%	0.1%	(7.3)%	—%	(1.1)%
Asia Pacific	2.4%	(1.1)%	(6.0)%	—%	(4.7)%
Latin America	(9.9)%	5.5%	(19.7)%	(13.6)%	(37.7)%
(1)     Excludes sales in Venezuela
Sales of $314.1 million for the first quarter of 2016 decreased $8.6 million or 2.7% compared with the prior-year quarter. Higher sales volumes led by Specialty Building Materials, were more than offset by unfavorable currency translation in all three segments, and lower sales in Venezuela, primarily due to devaluation of the local currency in the third quarter of 2015. Foreign exchange negatively impacted all three operating segments, with the largest effects in Latin America and Europe as the U.S. dollar strengthened against the Venezuelan bolivar, the Brazilian real, the Argentine peso and the euro.
Sales in Venezuela decreased $9.2 million or 81% in the first quarter of 2016 compared with the prior-year quarter, largely due to the impact of the devaluation of the local currency in the third quarter of 2015. The following table presents the Venezuela sales, gross profit, and Adjusted EBIT by operating segment as compared with the prior year quarter:

Q1 2016 Venezuela Financial Performance
($ in millions)	SCC	Darex	Corporate	Total Venezuela
Net Sales	$0.7	$1.5	$—	$2.2
Gross profit	0.2	1.3	—	1.5
Adjusted EBIT	0.1	1.1	(1.1)	0.1

Q1 2015 Venezuela Financial Performance
($ in millions)	SCC	Darex	Corporate	Total Venezuela
Net Sales	$8.7	$2.7	$—	$11.4
Gross profit	4.4	(0.3)	—	4.1
Adjusted EBIT	4.0	(0.7)	(0.7)	2.6

Q1 2016 versus Q1 2015 - Change (%)
	SCC	Darex	Corporate	Total Venezuela
Net Sales	(92.0)%	(44.4)%	NM	(80.7)%
Gross profit	(95.5)%	(533.3)%	NM	(63.4)%
Adjusted EBIT	(97.5)%	(257.1)%	57.1%	(96.2)%
Adjusted Gross Margin increased 410 basis points to 38.8% for the first quarter from 34.7% for the prior-year quarter. All three operating segments benefited from raw material deflation, favorable product mix and productivity improvements.
Adjusted EBIT
Adjusted EBIT was $45.8 million for the first quarter of 2016, an increase of 31.2% compared with the prior-year quarter. The increase was primarily due to sales volume growth, gross margin expansion and operating leverage in all three operating segments, partially offset by unfavorable foreign currency translation.

GCP Net Income
Net income attributable to GCP shareholders was $17.0 million for the first quarter of 2016, a decrease of 17.1% compared with $20.5 million for the prior-year quarter. The decrease was primarily due to higher interest expense of $12.1 million repositioning expenses of $4.3 million and pension mark-to-market and other related costs, net of $2.2 million, partially offset by increases in Adjusted EBIT of $10.9 million and lower restructuring costs of $3.4 million.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31, 2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.24
Repositioning expenses	4.3	1.7	2.6	0.04
Restructuring expenses	0.9	0.3	0.6	0.01
Pension MTM adjustment and other related costs, net	2.7	1.0	1.7	0.02
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	(0.2)	0.2	—
Adjusted EPS (non-GAAP)				$0.31
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter increased to 45.9% on a trailing four quarters basis from 37.4% on the same basis for the prior-year period.

The increase in Adjusted EBIT Return on Invested Capital was due to a 31.2% increase in Adjusted EBIT and lower invested capital due in part to unfavorable foreign currency translation and the impact of the devaluation in Venezuela.
We manage our operations with the objective of maximizing sales, earnings and cash flow over time. Doing so requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.
Operating Segment Overview—Specialty Construction Chemicals (SCC)
Following is an overview of the financial performance of SCC for the first quarter compared with the prior-year quarter.
Net Sales—SCC
Sales were $137.0 million for the first quarter of 2016, a decrease of 9.9% compared with the prior-year quarter. Revenue declined 5.0% due to Venezuela, mainly related to currency devaluation, partially offset by volume and price increases. Excluding Venezuela, higher sales volumes of 2.6% and pricing of 0.1% were more than offset by unfavorable currency translation of 7.6%. Sales volumes increased in both the Concrete and Cement product groups in Europe of 11.7%, North America of 7.1% and in our Cement business in Asia Pacific of 9.4%. Latin America volumes decreased due to the continued macro-economic declines in the region.

Segment Operating Income (SOI) and Gross Margin—SCC

Gross profit was $47.1 million for the first quarter, a decrease of 2.9% compared with the prior-year quarter primarily due to the impact of the devaluation of Venezuela. Gross margin increased to 34.4% from 31.9% for the prior-year quarter, reflecting raw material deflation, favorable regional mix and productivity.
Segment operating income was $9.9 million for the first quarter, an increase of 11.2% compared with the prior-year quarter. Segment operating margin for the first quarter increased 130 basis points to 7.2% compared with the prior-year quarter primarily due to raw material deflation, productivity and operating leverage.
Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the first quarter compared with the prior-year quarter.
Net Sales—SBM

Sales were $100.7 million for the first quarter, an increase of 15.5% compared with the prior-year quarter. The increase was due to higher sales volumes of 17.8% and improved pricing of 0.7%, partially offset by unfavorable currency translation of 3.0%. Sales volumes increased in all product lines, with Building Envelope, Residential and Specialty Business up 13.6%, 17.6% and 18.7%, respectively. Product line sales volumes grew 22.8% in North America, 8.5% in Europe and were partially offset by Asia which was down 1%.
Segment Operating Income (SOI) and Gross Margin—SBM
Gross profit was $46.6 million for the first quarter, an increase of 24.6% from the prior-year quarter. Gross margin was 46.3% compared with 42.8% for the prior-year quarter. The increase was primarily due to higher sales, raw material deflation, favorable product line mix and productivity.
Segment operating income was $27.8 million for the first quarter, an increase of 62.6% from the prior-year quarter. Segment operating margin for the first quarter was 27.6%, an increase of 800 basis points from the prior-year quarter. The increase was primarily due to increased gross profit and operating leverage.
Operating Segment Overview—Darex Packaging Technologies (Darex)
Following is an overview of the financial performance of Darex for the first quarter compared with the corresponding prior-year quarter.
Net Sales—Darex

Sales were $76.4 million for the first quarter, a decrease of 8.5% compared with the prior-year quarter. A decline in Venezuela revenue due to currency devaluation, partially offset by volume and price increases, accounted for 1.2% of the sales decrease. Excluding Venezuela, revenue decreased 7.3% from the prior-year quarter, with sales volume of 0.1% more than offset by unfavorable currency translation of 6.1% and pricing of 1.3%.
Sales volume increased in the coatings product group, primarily in the Americas with higher demands for new products. Sales volumes decreased in the sealants product group due to lower demand in Europe and North America.
Segment Operating Income (SOI) and Gross Margin—Darex
Gross profit was $28.1 million for the first quarter, an increase of 7.3% compared with the prior-year quarter due to the impact of Venezuela. Gross margin was 36.8% for the first quarter compared with 31.4% for the prior-year quarter. The increase was primarily due to raw material deflation, favorable product mix and productivity improvements.
Segment operating income was $17.2 million for the first quarter, an increase of 14.7% compared with the prior-year quarter. Segment operating margin for the first quarter was 22.5%, an improvement of 450 basis points. The increase was primarily due to increased gross profit and operating leverage.

Corporate Overview
Corporate costs include certain functional costs and other costs such as certain performance-based compensation and public company costs that are not allocated to the operating segments. Corporate costs for the first quarter of 2016 increased $2.0 million compared to the prior-year quarter. $1.1 million of the increase was primarily due to periods prior to the Separation reflecting an allocation of corporate costs incurred by Grace, and the post-Separation periods reflecting the actual costs incurred by GCP as a stand-alone company. Additionally, $0.9 million of the increase was due to the devaluation loss in Venezuela during the first quarter of 2016.
Defined Benefit Pension Expense
Certain pension costs of $2.2 million for the first quarter of 2016 increased $1.0 million compared to the prior-year quarter. Actual costs incurred by GCP as a stand-alone company post-Separation were higher than the allocation of pension costs incurred by Grace plans in which GCP employees participated in the periods prior to the Separation, resulting in the increase.
Pension mark-to-market and other related costs, net of $2.7 million for the first quarter of 2016 increased $2.2 million compared with the prior-year quarter. The increase in other related costs was primarily due to a $2.4 million liability recorded in the first quarter of 2016 relating to a U.S. multi-employer plan that GCP participants withdrew from during the years 2007 to 2011 triggering a partial withdrawal under ERISA rules.
Restructuring and Repositioning Expenses
GCP incurred $0.9 million of restructuring expenses during first quarter of 2016, compared with $4.3 million during the first quarter of 2015, primarily due to severance costs.
For twelve months following the Separation date, GCP expects to incur approximately $10 million to $15 million related to the transition of becoming a stand-alone public company. In the first quarter of 2016, we incurred repositioning expenses of $4.3 million as follows:

(In millions)	Three Months Ended March 31, 2016
Professional fees	$2.1
Employee-related costs	2.2
Total	$4.3
We exclude restructuring and repositioning expenses from Adjusted EBIT.

Interest and Financing Expenses
Net interest and financing expenses were $12.5 million and $0.3 million for the first quarter ended March 31, 2016 and March 31, 2015, respectively. The increase in the first quarter 2016 was primarily due to issuance of $525 million in senior notes and $275 million term loans during Q1 2016.
Income Taxes
The income tax provision at the U.S. federal corporate rate of 35% for the first quarter and the prior-year quarter would have been $9.0 million and $10.5 million, respectively, compared with the recorded provision of $8.4 million and $9.3 million, respectively. In the first quarter, the primary differences between the tax provision at the U.S. statutory rate and the recorded provision for income taxes, are the benefit of lower tax rates in foreign jurisdictions and a provision for state income taxes, net of the related federal benefit.
For the period ended March 31, 2016, GCP recorded an out-of-period uncertain tax position that resulted in a $2.7 million increase to the provision for income taxes. This adjustment is not material to the first quarter 2016 or any prior period financial statements and is not expected to be material to the full year 2016 results.
At December 31, 2014, we had the intent and ability to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside the United States. In 2015, in connection with the Separation, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. In 2015, on a stand-alone basis (see Principles of Combination and Basis of Presentation), GCP included tax expense of $19.9 million in its effective tax rate for such repatriation attributable to both current and prior years' earnings. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
GCP believes that the Separation is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to Separation, GCP expects undistributed prior-year earnings of our foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

(1)	the expectation that it will satisfy our U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
GCP will continually analyze and evaluate our cash needs to determine the appropriateness of our indefinite reinvestment assertion.
See Note 4 to the Consolidated Financial Statements for additional information regarding income taxes.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2016.
Our principal uses of cash generally have been capital investments and acquisitions and working capital investments. In connection with our Separation from Grace, we incurred $800 million of indebtedness, including $750.0 million borrowed to pay a distribution to Grace prior to the Separation and approximately $50 million retained to meet operating requirements and to pay separation associated fees. We believe our liquidity and capital resources, including cash on hand, cash we expect to generate during 2016 and thereafter, future borrowings if any, and other available liquidity and capital resources, are sufficient to finance our operations and growth strategy and to meet our debt obligations.

Cash Resources and Available Credit Facilities
At March 31, 2016, we had available liquidity of $413.5 million, consisting of $126.7 million in cash and cash equivalents ($34.0 million in the U.S.), $250.0 million available under our revolving credit facility, and $36.8 million of available liquidity under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
In conjunction with the Separation, we repatriated $173.1 million from our non-U.S. subsidiaries in the third and fourth quarters of 2015. We expect to have sufficient cash and liquidity in our non-U.S. subsidiaries to fund working capital and operating needs.
We expect to meet U.S. cash and liquidity requirements with cash that was on hand at Separation, cash we expect to generate during 2016 and thereafter, future borrowings if any, and other available liquidity including royalties and service fees from our foreign subsidiaries. We may also repatriate future foreign earnings if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and to meet our debt obligations in the U.S.
The following table summarizes our non-U.S. credit facilities as of March 31, 2016:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$11.5	$4.9	Various through 2017
India	10.0	3.1	2/3/17
Australia	6.0	0.3	2/3/17
Canada	7.5	3.7	2/3/17
Brazil	7.4	0.6	Various through 2016
Turkey	4.6	4.3	Open end
Mexico	2.8	2.8	4/27/16
Other countries	18.1	17.1	Various through 2017
Total	$67.9	$36.8
Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by operating activities	$23.7	$8.8
Net cash used for investing activities	(13.6)	(7.6)
Net cash provided by financing activities	15.6	0.3
Effect of currency exchange rate changes on cash and cash equivalents	2.4	(13.2)
Increase (decrease) in cash and cash equivalents	28.1	(11.7)
Cash and cash equivalents, beginning of period	98.6	120.9
Cash and cash equivalents, end of period	$126.7	$109.2
Net cash provided by operating activities for the first quarter was $23.7 million, compared with $8.8 million for the prior-year quarter. The year-over-year change was primarily due to improvements in working capital.
Net cash used for investing activities for the first quarter was $13.6 million, compared with $7.6 million for the prior-year quarter. The year-over-year change was primarily due to an increase in capital expenditures.

Net cash provided by financing activities for the first quarter was $15.6 million, compared with $0.3 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to proceeds from the issuance of bonds and indebtedness incurred during the first quarter, partially offset by a distribution paid to Grace prior to Separation.
Included in net cash provided by operating activities for the three months ended March 31, 2016 and March 31, 2015, are restructuring payments of $1.8 million and $3.1 million, respectively, and repositioning payments of $3.9 million for the first quarter of 2016 for professional fees and employee-related costs. These cash flows totaled $5.7 million and $3.1 million for the first quarter and prior-year quarter, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2016 was $816.2 million. See Note 3, Debt and Other Financial Instruments to the Consolidated Financial Statements for additional information regarding our debt.
See Note 7, Commitments and Contingent Liabilities to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 5 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Multiemployer Benefit Plans
Prior to the Separation, Grace sponsored funded and unfunded defined benefit pension and other postretirement benefit plans that GCP employees and employees from other Grace businesses participated in (the “Shared Plans”). For purposes of the financial statements in periods prior to the Separation, the Shared Plans were accounted for as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of these plans in the Combined Balance Sheets.

In the fourth quarter of 2015, in preparation for the Separation, certain international pension plans were legally separated. Previously, the funded status of these Shared Plans was not reflected on our balance sheet as the plans were accounted for as multiemployer benefit plans. Upon legal separation of the international plans in 2015, we recorded the funded status as of December 31, 2015, resulting in an approximate $4 million increase to net pension liabilities. In the first quarter of 2016, certain Shared Plans in the U.S. were legally separated, resulting in an approximate $44 million increase to net pension liabilities as of March 31, 2016.
Defined Benefit Pension Plans
In the first quarter, we made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $1 million. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $0.3 million to these plans during the first quarter compared with $0.7 million during the prior-year quarter.
Other Contingencies
See Note 7 to the Consolidated Financial Statements for a discussion of our other contingent matters.
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

Venezuela
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. The official exchange rate (CENCOEX) of 4.3 was used to remeasure our financial statements from bolivars to U.S. dollars upon Venezuela's designation as a highly inflationary economy. The operating environment in Venezuela is challenging, with high inflation, governmental restrictions in the form of currency exchange, price and margin controls, importation of raw materials, labor unrest, and the possibility of government actions such as further devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit the Company’s ability to repatriate earnings and the Venezuela subsidiary’s ability to remit dividends and pay intercompany balances at any official exchange rate or at all.
In March 2013, the Venezuelan government launched a new foreign exchange mechanism called the "Complimentary System of Foreign Currency Acquirement" (or SICAD1). The SICAD1 operated similarly to an auction system and allowed entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. In March 2014, the Venezuelan government launched another foreign exchange mechanism, known as the SICAD2, which operated similarly to the SICAD1. Neither the SICAD1 nor the SICAD2 changed or eliminated the official exchange rate of the bolivar to the U.S. dollar. Until September 30, 2015, we used the official exchange rate of 6.3 bolivars to one U.S. dollar for remeasurement purposes, which had not changed since February 13, 2013.
In February 2015, the Venezuelan government unified SICAD1 and SICAD2 into a single exchange mechanism, called SICAD. Additionally, a new exchange mechanism, SIMADI, was also implemented.
Based on company-specific and macroeconomic developments in Venezuela in the third quarter of 2015, including changed expectations about our ability to import raw materials at the official exchange rate in the future, the extended period of time since we have received payment at the official exchange rate, the increase in the rate of inflation and the weaker outlook for the Venezuelan economy, we determined that it was no longer appropriate to use the official exchange rate. Effective September 30, 2015, we began accounting for our results at the SIMADI rate. Based on the SIMADI rate of 199 bolivars to one U.S. dollar, we recorded a pre-tax charge of $73.2 million in the third quarter of 2015 to reflect the devaluation of net monetary assets and the impairment of non-monetary assets within our Venezuela subsidiary.
In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM, which is expected to be a floating exchange rate. The DICOM rate was 251 bolivars to one U.S. dollar at the end of the first quarter 2016, a 25% increase from the rate at the end of 2015. Accordingly, in the first quarter of 2016, we recorded a $0.9 million loss in the Consolidated Statements of Operations to reflect the further devaluation of the net monetary and non-monetary asset position using the DICOM rate.
As of March 31, 2016, we had approximately $3.4 million of net monetary and non-monetary assets in our Venezuela subsidiary held in local currency, consisting primarily of cash and cash equivalents, trade accounts receivable, prepaid assets, inventory, accounts payable and other current liabilities. We believe, based on unofficial, open market exchange rates, the DICOM rate will likely continue to increase in 2016 and beyond, which would adversely impact our financial results. For illustrative purposes only, using a hypothetical 100% increase in the DICOM rate to 500, we would record a loss of approximately $1.7 million based on the local currency net monetary and non-monetary asset position of the Venezuela subsidiary as of March 31, 2016. Additionally, the Company’s net sales and net earnings would be adversely impacted by the devaluation.
SCC and Darex have operated in Venezuela for several decades, with sales in that country representing approximately 8% and 4%, respectively, of each segment’s sales in 2015. During the first quarter of 2016, net sales in our Venezuela subsidiary were less than 1% of GCP’s total net sales, primarily due to the devaluation during the third quarter of 2015. The following table presents net sales, gross profit, and Adjusted EBIT for our Venezuelan subsidiary for the first quarter and the respective prior-year period.

	Three Months Ended March 31,
(In millions)	2016	2015
Net sales	$2.2	$11.4
Gross Profit	1.5	4.1
Adjusted EBIT	0.1	2.6
The inability to use the Venezuela cash outside the country has not had a material impact on the Company's ability to finance its global operations or meet its debt obligations.
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2015, for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on us.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report"), more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and the information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our 2015 Annual report are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.
Item 1A.    RISK FACTORS
There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.
Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: May 11, 2016	By:	/s/ GREGORY E. POLING
Gregory E. Poling President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2016	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2016	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.