Form 10-Q
period 2016-06-30
GCP Applied Technologies Inc.
filed 2016-08-11
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2016
Common Stock, $0.01 par value per share	70,932,599 shares

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

Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of GCP's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding indebtedness; developments affecting GCP's funded and unfunded pension obligations; GCP's legal and environmental proceedings; uncertainties related to the Company’s ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel during the period leading up to and following the separation transaction; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission ("SEC") and are readily available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net sales	$366.3	$373.7	$680.4	$696.4
Cost of goods sold	217.9	230.8	410.8	442.2
Gross profit	148.4	142.9	269.6	254.2
Selling, general and administrative expenses	74.3	73.1	145.4	144.6
Research and development expenses	5.9	5.4	11.2	11.2
Interest expense and related financing costs	17.7	0.4	30.2	0.8
Interest expense, net - related party	—	0.6	—	0.4
Repositioning expenses	4.7	—	9.0	—
Restructuring expenses	0.1	3.3	1.0	7.6
Other expense, net	2.5	0.6	3.8	0.2
Total costs and expenses	105.2	83.4	200.6	164.8
Income before income taxes	43.2	59.5	69.0	89.4
Provision for income taxes	(12.8)	(32.1)	(21.2)	(41.4)
Net income	30.4	27.4	47.8	48.0
Less: net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.7)	(0.3)
Net income attributable to GCP shareholders	$30.1	$27.2	$47.1	$47.7
Earnings Per Share Attributable to GCP Shareholders
Basic earnings per share:
Net income attributable to GCP shareholders	$0.43	$0.39	$0.67	$0.68
Weighted average number of basic shares	70.8	70.5	70.7	70.5
Diluted earnings per share:
Net income attributable to GCP shareholders	$0.42	$0.39	$0.66	$0.68
Weighted average number of diluted shares	71.4	70.5	71.2	70.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$136.2	$98.6
Trade accounts receivable, less allowance of $6.0 (2015—$6.2)	249.4	203.6
Inventories	114.9	105.3
Other current assets	43.8	38.9
Total Current Assets	544.3	446.4
Properties and equipment, net	224.2	197.1
Goodwill	104.2	102.5
Technology and other intangible assets, net	32.6	33.3
Deferred income taxes	79.8	17.6
Overfunded defined benefit pension plans	24.4	26.1
Other assets	25.0	10.1
Total Assets	$1,034.5	$833.1
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Debt payable within one year	$24.5	$25.7
Accounts payable	127.3	109.0
Loans payable - related party	—	42.3
Other current liabilities	137.6	125.5
Total Current Liabilities	289.4	302.5
Debt payable after one year	783.7	—
Deferred income taxes	9.3	8.7
Unrecognized tax benefits	11.0	5.2
Underfunded and unfunded defined benefit pension plans	80.9	34.0
Other liabilities	9.9	8.6
Total Liabilities	1,184.2	359.0
Commitments and Contingencies - Note 7
Stockholders' (Deficit) Equity
Net parent investment	—	598.3
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 70,844,134	0.7	—
Accumulated deficit	(25.1)	—
Accumulated other comprehensive loss	(127.7)	(127.7)
Treasury stock	(1.7)	—
Total GCP's Shareholders' (Deficit) Equity	(153.8)	470.6
Noncontrolling interests	4.1	3.5
Total Stockholders' (Deficit) Equity	(149.7)	474.1
Total Liabilities and Stockholders' (Deficit) Equity	$1,034.5	$833.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$30.4	$27.4	$47.8	$48.0
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.5)	—	(0.5)	—
Currency translation adjustments	(3.4)	10.2	0.5	(19.4)
Gain (loss) from hedging activities, net of income taxes	0.2	(0.1)	—	—
Total other comprehensive income attributable to noncontrolling interests	—	0.1	0.2	0.2
Total other comprehensive (loss) income	(3.7)	10.2	0.2	(19.2)
Comprehensive income	26.7	37.6	48.0	28.8
Less: comprehensive income attributable to noncontrolling interests	(0.3)	(0.3)	(0.9)	(0.5)
Comprehensive income attributable to GCP shareholders	$26.4	$37.3	$47.1	$28.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of (Deficit) Equity (unaudited)

(In millions)	Common Stock	Accumulated deficit	Treasury Stock	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance, December 31, 2014	$—	$—	$—	$670.6	$(66.0)	$2.8	$607.4
Net income	—	—	—	47.7	—	0.3	48.0
Other comprehensive (loss) income	—	—	—	—	(19.4)	0.2	(19.2)
Net transfer from parent	—	—	—	4.1	—	—	4.1
Balance, June 30, 2015	$—	$—	$—	$722.4	$(85.4)	$3.3	$640.3
Balance, December 31, 2015	$—	$—	$—	$598.3	$(127.7)	$3.5	$474.1
Net income	—	39.9	—	7.2	—	0.7	47.8
Net transfer to parent	—	—	—	(676.5)	—	—	(676.5)
Reclassification of net parent investment in connection with Separation	0.7	(71.7)	—	71.0	—	—	—
Share based compensation	—	3.2	—	—	—	—	3.2
Exercise of stock options	—	2.5	—	—	—	—	2.5
Tax benefit related to stock plans	—	1.0	—	—	—	—	1.0
Treasury stock purchased under GCP 2016 Stock Incentive Plan	—	—	(1.7)	—	—	—	(1.7)
Other comprehensive income	—	—	—	—	—	0.2	0.2
Noncontrolling interest dividend	—	—	—	—	—	(0.3)	(0.3)
Balance, June 30, 2016	$0.7	$(25.1)	$(1.7)	$—	$(127.7)	$4.1	$(149.7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net income	$47.8	$48.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	17.9	16.4
Amortization of debt discount and financing costs	1.2	—
Stock-based compensation expense	3.3	1.9
Gain on termination and curtailment of pension and other postretirement plans	(2.4)	—
Currency and other losses in Venezuela	3.5	—
Deferred income taxes	1.5	5.5
Excess tax benefits from stock-based compensation	(1.0)	(1.8)
Interest expense	29.0	0.8
Interest expense, net - related party	—	0.4
Cash paid for interest on notes and credit arrangements	(6.8)	(1.1)
Defined benefit pension expense	4.2	0.8
Cash paid under defined benefit pension arrangements	(2.2)	(0.9)
Repositioning expenses	9.0	—
Cash paid for repositioning	(10.1)	—
Restructuring expenses	1.0	7.6
Cash paid for restructuring	(2.4)	(5.1)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(43.2)	(37.4)
Inventories	(8.7)	0.8
Accounts payable	21.2	11.6
All other items, net	(10.8)	(3.0)
Net cash provided by operating activities	52.0	44.5
INVESTING ACTIVITIES
Capital expenditures	(24.9)	(16.7)
Receipt of payment on loan from related party	—	6.5
Other investing activities	0.5	0.2
Net cash used for investing activities	(24.4)	(10.0)
FINANCING ACTIVITIES
Borrowings under credit arrangements	292.2	18.8
Repayments under credit arrangements	(26.4)	(31.1)
Borrowings under related party loans	—	1.9
Repayments under related party loans	—	(3.3)
Proceeds from issuance of bonds	525.0	—
Cash paid for debt financing costs	(18.2)	—
Share repurchase under GCP 2016 Stock Incentive Plan	(1.7)	—
Proceeds from exercise of stock options	2.2	—
Excess tax benefits from stock-based compensation	1.0	1.8
Noncontrolling interest dividend	(0.3)	—
Transfers (to) from parent, net	(764.6)	13.2
Net cash provided by financing activities	9.2	1.3
Effect of currency exchange rate changes on cash and cash equivalents	0.8	(9.9)
Increase in cash and cash equivalents	37.6	25.9
Cash and cash equivalents, beginning of period	98.6	120.9
Cash and cash equivalents, end of period	$136.2	$146.8

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
Prior to the Separation, the Company operated as the Grace Construction Products operating segment and the Darex Packaging Technologies business of W.R. Grace & Co.
The Separation was completed pursuant to various agreements with Grace related to the Separation. These agreements govern the relationship between GCP and Grace following the Separation and provided for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided on a temporary basis by both parties.
Basis of Presentation
The financial statements for periods prior to the Separation have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Grace, as the Company's business operated as a combination of entities under common control of Grace. These financial statements reflect the historical basis and carrying values established when the Company was part of Grace. Subsequent to the Separation, the accompanying Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.
The financial statements presented herein are unaudited and should be read in conjunction with the Combined Financial Statements presented in the Company's 2015 Annual Report on Form 10-K. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six-month interim period ended June 30, 2016 are not necessarily indicative of the results of operations for the year ending December 31, 2016.
All transactions between GCP and Grace have been included in these financial statements. Prior to the Separation, all such transactions, other than intercompany loan transactions, are effectively considered to be settled for cash, in the Combined Financial Statements at the time the transactions were recorded. The intercompany loans payable to Grace and the related interest and cash flows, as presented in Note 3 are reflected as "Borrowings under related party loans" and "Repayments under related party loans" in the Statements of Cash Flows, as "Loans payable-related party" in the Balance Sheets and as "Interest expense, net-related party" in the Statements of Operations. Subsequent to the Separation, Grace is no longer a related party of the Company.

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
Prior to the Separation, the financial statements also included the assets and liabilities that were historically held at the Grace corporate level but were specifically identifiable or otherwise pushed down to GCP. The cash and cash equivalents held by Grace at the corporate level were not specifically identifiable to GCP and therefore were not allocated to GCP for any of the periods presented. Prior to the Separation, cash and cash equivalents in the Balance Sheets represent primarily cash held locally by entities included in the financial statements. Third-party debt and the related interest expense of Grace were not allocated to GCP for any of the periods presented as GCP was not the legal obligor of the debt and the Grace borrowings were not directly attributable to GCP's business.
The financial statements exclude all assets, liabilities, income, gains, costs and expenses reported by Grace related to asbestos and bankruptcy matters. Prior to the Separation, these matters were not allocated to GCP as Grace was the legal obligor for those liabilities and Grace is expected to pay all future liabilities and costs related to such matters as such matters were not historically managed by GCP. Grace retained full responsibility for these matters following the Separation and GCP has not indemnified Grace for any losses or payments associated with these matters.
Prior to the Separation, Grace used a centralized approach to cash management and financing of its operations and Grace funded GCP's operating and investing activities as needed. Prior to the Separation, cash transfers to and from the cash management accounts of Grace are reflected in the Statements of Cash Flows as “Transfers (to) from parent, net.”
Use of Estimates    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. GCP's accounting measurements that are most affected by management's estimates of future events are:
•Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, that may arise from circumstances such as legal disputes, environmental remediation, product liability claims, material commitments (see Note 7 to the Consolidated Financial Statements) and income taxes (see Note 4 to the Consolidated Financial Statements);
•Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (see Note 5 to the Consolidated Financial Statements); and
•Realization values of net deferred tax assets, which depend on projections of future taxable income (see Note 4 to the Consolidated Financial Statements).

Notes to Consolidated Financial Statements (Continued)

Reclassifications    Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
Revisions    Certain prior period amounts related to borrowings and repayments under credit arrangements reported as financing activities on the Consolidated Statements of Cash Flows have been revised. For the six months ended June 30, 2015, borrowings and repayments under certain credit facilities of $8.2 million were previously netted within cash flows from financing activities. GCP concluded that these revisions were not material to its previously issued Combined Financial Statements.
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
As a stand-alone entity, GCP will file tax returns on its own behalf and its deferred taxes and effective tax rate may not be comparable to those of historical periods prior to the Separation.
See Note 4 for details regarding estimates used in accounting for income tax matters including unrecognized tax benefits.
Stock-Based Compensation Expense Prior to the Separation, GCP was allocated stock-based compensation expense from Grace related to GCP employees receiving awards denominated in Grace equity instruments. In accordance with an employee matters agreement entered into between Grace and GCP on January 27, 2016 in connection with the Separation (the "Employee Matters Agreement"), previously outstanding stock-based compensation awards granted under Grace's equity compensation programs prior to the Separation and held by certain executives and employees of GCP and Grace were adjusted to reflect the impact of the Separation on these awards. To preserve the aggregate intrinsic value of these stock-based compensation awards, as measured immediately before and immediately after the Separation, each holder of Grace stock-based compensation awards generally received an adjusted award consisting of either (i) both a stock-based compensation award denominated in Grace equity as it existed subsequent to the Separation and a stock-based compensation award denominated in GCP equity or (ii) solely a stock-based compensation award denominated in the equity of the company at which the person was employed following the Separation. In the Separation, the determination as to which type of adjustment applied to a holder’s previously outstanding Grace award was based upon the type of stock-based compensation award that was to be adjusted and the date on which the award was originally granted under the Grace equity compensation programs prior to the Separation. Under the Employee Matters Agreement, GCP retains certain obligations related to all stock- and cash-settled stock-based compensation awards denominated in GCP equity, regardless of whether the holder is a GCP or Grace employee. Following the Separation, the Company records stock-based compensation expense for equity awards in accordance with authoritative accounting guidance.
Currency Translation    Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting currency translation adjustments are included in "accumulated other comprehensive loss" in the Balance Sheets. The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income in the Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2010, GCP began to account for its Venezuela subsidiary as a highly inflationary economy. As a result, the functional currency of its Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. The official exchange rate (CENCOEX) of 4.3 was used to remeasure GCP's financial statements from bolivars to U.S. dollars upon Venezuela's designation as a highly inflationary economy. On February 8, 2013, the Venezuelan government announced that, effective February 13, 2013, the official exchange rate of the bolivar to U.S. dollar would devalue from 4.3 to 6.3. GCP continued to account for its results in Venezuela at the official exchange rate of 6.3 bolivars to one U.S. dollar until September 30, 2015. Based on developments in the third quarter of 2015, including changed expectations about GCP's ability to import raw materials into Venezuela at the official exchange rate and increased inflation, the Company determined that it was no longer appropriate to use the official exchange rate. Effective September 30, 2015, the Company began accounting for its results in Venezuela at the SIMADI rate. The Company recorded a pre-tax charge of $73.2 million in the third quarter of 2015 to reflect the devaluation of monetary assets and the impairment of non-monetary assets at the SIMADI rate of 199 bolivars to one U.S. dollar.
In mid-February 2016, changes to the currency exchange systems were announced that eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM, which is expected to be a floating exchange rate. The DICOM rate was 617 bolivars to one U.S. dollar at the end of the second quarter of 2016, a 146% increase from the SIMADI rate used as of the end of the prior quarter of 251. Accordingly, in the second quarter of 2016, the Company recorded a $2.6 million loss in its Consolidated Statement of Operations to reflect the further devaluation of the net monetary asset position using the DICOM rate.
Effect of New Accounting Standards
Revenue from Contracts with Customers
In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), including non-cash consideration, and provides a practical expedient for reflecting contract modifications upon transition. The Company is currently evaluating the impact of adopting ASU 2016-12, which will occur in conjunction with its adoption of the new revenue recognition standard promulgated in Topic 606. ASU 2014-09 is effective for the Company on January 1, 2018, with early adoption permitted as of January 1, 2017, and requires either a retrospective or a modified retrospective approach to adoption. GCP is currently evaluating the available transition methods and the potential impact of the new revenue recognition standard on its Consolidated Financial Statements and related disclosures.
In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the core principles for those areas. GCP is currently evaluating the impact of adopting ASU 2016-10, which will occur in conjunction with its adoption of Topic 606.
In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in Topic 606 and will affect whether an entity reports revenue on a gross or net basis. GCP is currently evaluating the impact of adopting ASU 2016-08, which will occur in conjunction with its adoption of Topic 606.
Share-Based Payments
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. GCP is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments where they are reasonably certain to occur. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. GCP is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures as well as the timing of adoption.
2. Inventories
Inventories are stated at the lower of cost or market, GCP determines cost using the first-in, first-out ("FIFO") methodology. Inventories presented on GCP's Consolidated Balance Sheets consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Raw materials	$46.8	$39.1
In process	6.4	6.2
Finished products and other	61.7	60.0
Total inventories	$114.9	$105.3
Included above as "other" within "Finished products and other" are finished products purchased rather than produced by GCP of $9.8 million and $8.6 million as of June 30, 2016 and December 31, 2015, respectively.

3. Debt and Other Financial Instruments
Components of Debt

(In millions)	June 30, 2016	December 31, 2015
9.5% Senior Notes due 2023, net of unamortized debt issuance costs of $7.7 at June 30, 2016	$517.3	$—
Term Loan due 2022, net of unamortized discount of $2.6 and unamortized debt issuance costs of $4.7 at June 30, 2016 (1)	267.0	—
Related party	—	42.3
Other borrowings (2)	23.9	25.7
Total debt	808.2	68.0
Less debt payable within one year	24.5	68.0
Debt payable after one year	$783.7	$—
Weighted average interest rates on related party debt	—%	3.3%
Weighted average interest rates on total debt	8.0%	11.9%
__________________________

(1)	Interest at LIBOR +450 bps with a 75 bps LIBOR floor at June 30, 2016.

(2)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.

Notes to Consolidated Financial Statements (Continued)

The principal maturities of debt outstanding (net of unamortized discounts and debt issuance costs) at June 30, 2016, were as follows:

(In millions)
2016	$22.8
2017	3.4
2018	3.4
2019	3.4
2020	3.4
Thereafter	771.8
Total debt	$808.2
Credit Agreement
On February 3, 2016, GCP entered into a credit agreement (the “Credit Agreement”) that provides for new senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, consisting of:

(a)	term loan (the “Term Loan”) in an aggregate principal amount of $275.0 million maturing in 2022; and

(b)	$250.0 million revolving credit facility (the "Revolving Loan") due in 2021.
The Term Loan principal balance is scheduled to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount.
The Credit Agreement contains customary affirmative covenants, including, but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; and (vii) a maximum total leverage ratio. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Term Loan and Revolving Credit Facility; the Company was in compliance with all terms as of June 30, 2016.
Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests. There are no events of default as of June 30, 2016.
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
The interest rate per annum applicable to the Term Loan is equal to, at GCP’s option, either a base rate plus a margin of 3.5% or LIBOR plus a margin of 4.5%. The interest rate per annum applicable to the Revolving Loan is equal to, at GCP’s option, either a base rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0%, in either case based upon the total leverage ratio of GCP and its restricted subsidiaries. Certain debt covenants may restrict the entity's ability as it relates to dividends, acquisitions and other borrowings.

Notes to Consolidated Financial Statements (Continued)

GCP had no outstanding draws on the Revolving Loan as of June 30, 2016; however, the available credit under that facility was reduced to $244.0 million by approximately $6.0 million in outstanding letters of credit.
Senior Notes
On January 27, 2016, GCP issued $525.0 million aggregate principal amount of 9.5% Senior Notes due 2023 (the “Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2016.
The Notes were issued subject to covenants that limit the Company's and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets, (ii) incur additional debt (iii) sell certain assets (iv) make certain investments and acquisitions, merge or sell or otherwise dispose of all or substantially all assets.
During the first quarter 2016, GCP incurred debt issuance costs relating to issuance of the Notes, Term Loan, and Revolving Loan of $8.0 million, $5.0 million and $5.2 million, respectively. GCP deducted the debt issuance costs relating to the Notes and the Term Loan from the carrying amounts presented on its Consolidated Balance Sheet and is amortizing those costs over the terms of the underlying obligations.
GCP classified debt issuance costs relating to the Revolving Loan in the "Other assets" caption on its Consolidated Balance Sheet and is amortizing those costs over the term of the Revolver Loan. The unamortized portion of these costs as of June 30, 2016 was $4.8 million.
During the first quarter 2016, GCP used certain proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. Approximately $50 million was retained to meet operating requirements and to pay fees associated with the debt financing and other post-Separation costs. Related party debt of approximately $42 million and related interest was settled with Grace in connection with the Separation.
Debt Fair Value
At June 30, 2016, the carrying amounts and fair values of GCP's debt were as follows:

	June 30, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.5% Senior Notes due 2023	$517.3	593.8	$—	$—
Term Loan due 2022	267.0	275.7	—	—
Other borrowings	23.9	23.9	68.0	68.0
Total debt	$808.2	$893.4	$68.0	$68.0

Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions. The increase in fair value of the senior notes since issuance was driven by favorable demands in the marketplace.
4. Income Taxes
The income tax provision for the three months ended June 30, 2016 and 2015 was $12.8 million and $32.1 million, respectively, representing effective tax rates of 29.6% and 53.9%, respectively. The income tax provision for the six months ended June 30, 2016 and 2015 was $21.2 million and $41.4 million, respectively, representing effective tax rates of 30.7% and 46.3%, respectively. The decrease in our effective tax rate for the three and six months ended June 30, 2016 compared to the same period in 2015 was primarily caused by a 2015 repatriation of foreign earnings.
As discussed in Note 1, on February 3, 2016 the Separation of Grace and GCP was completed. In conjunction with the Separation, GCP has increased its deferred tax assets in the U.S. by approximately $71 million mainly related to the step up in tax basis and transfer of a net pension liability in the first quarter of 2016.

Notes to Consolidated Financial Statements (Continued)

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
As of June 30, 2016, the Company has the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States.
In 2015, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. In 2015, on a stand-alone basis (see Basis of Presentation), GCP incurred $19.9 million in tax expense as a result of such repatriation, increasing the Company's 2015 effective tax rate by 15.9% when compared to the U.S. federal statutory rate. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
GCP believes that the Separation is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to the Separation, GCP expects undistributed prior-year earnings of its foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

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
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, which was entered into on the distribution date, GCP and Grace will indemnify and hold each other harmless in accordance with the principles outlined therein.

5. Pension Plans and Other Postretirement Benefit Plans
Multiemployer Benefit Plans    Prior to the Separation, Grace sponsored funded and unfunded defined benefit pension and other postretirement benefit plans in which GCP employees and employees from other Grace businesses participated in (the “Shared Plans”). These Shared Plans were accounted for as multiemployer benefit plans. Accordingly, GCP did not record an asset or liability to recognize the funded status of these Shared Plans in the Balance Sheet prior to the Separation.
In the fourth quarter of 2015, in preparation for the Separation, certain international pension plans were legally separated resulting in an approximate $4 million increase to net pension liabilities. GCP recorded the funded status for these international plans as of December 31, 2015. During the first quarter of 2016, certain Shared Plans in the U.S. were legally separated, resulting in an approximate $44 million increase to net pension liabilities on the Consolidated Balance Sheet as of March 31, 2016. The funded status of these plans as of June 30, 2016, is included in the Net Funded Status table below.

Notes to Consolidated Financial Statements (Continued)

GCP’s allocated pension expense for the Shared Plans was $1.8 million for the six months ended June 30, 2015. The related expense for the six months ended June 30, 2016 is included in the Components of Net Periodic Benefit Cost (Income) table below.
Postretirement Benefits Other Than Pensions    Grace provided postretirement life insurance benefits for retired employees of certain U.S. business units and certain divested business units. GCP’s allocated income for these postretirement life insurance benefits plan was $0.8 million for the six months ended June 30, 2015. In the first quarter of 2016, the postretirement life insurance benefits plan liability related to GCP employees who were participants in this plan at the time of Separation was legally transferred to GCP, resulting in an increase of $0.1 million to other liabilities. Additionally as part of the Separation, GCP assumed $0.8 million of prior service credit and $0.7 million of actuarial losses, both net of tax.
During the second quarter of 2016, GCP entered into an agreement to eliminate retiree life insurance benefits for one of its two remaining bargaining locations. This plan change was a negative plan amendment that resulted in a $1.0 million curtailment gain, which is recognized in operating income for the three months ended June 30, 2016.
Pension Plans    GCP sponsors certain defined benefit pension plans, primarily in the U.S. and the United Kingdom in which GCP employees participate. GCP records an asset or liability to recognize the funded status of these pension plans in its Consolidated Balance Sheets.
The Shared Plans that were legally separated during the first quarter of 2016, as discussed under "Multiemployer Benefit Plans" above, resulted in an approximate $44 million increase to pension liabilities as of March 31, 2016. Net funded status and net periodic benefit cost as of June 30, 2016 is shown below.
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	June 30, 2016	December 31, 2015
Overfunded defined benefit pension plans	$24.4	$26.1
Underfunded defined benefit pension plans	(46.0)	(8.0)
Unfunded defined benefit pension plans	(34.9)	(26.0)
Total underfunded and unfunded defined benefit pension plans	(80.9)	(34.0)
Pension liabilities included in other current liabilities	(1.2)	(1.1)
Net funded status	$(57.7)	$(9.0)
Overfunded plans include several advance-funded plans for which the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $24.4 million as of June 30, 2016, and the overfunded status is reflected as assets in "overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. As of June 30, 2016, the combined balance of $82.1 million for the underfunded and unfunded plans included as liabilities in the Consolidated Balance Sheets is comprised of current and non-current components of $1.2 million in "other current liabilities" and $80.9 million in "underfunded and unfunded defined benefit pension plans", respectively.
During the second quarter of 2016, GCP terminated a pension plan at one non-U.S. location, resulting in a curtailment gain of $1.4 million, which is recognized in operating income for the three months ended June 30, 2016.

Notes to Consolidated Financial Statements (Continued)

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended June 30,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$1.5	$0.8	$—	$—	$0.7	$—
Interest cost	1.2	2.0	—	0.2	2.3	—
Expected return on plan assets	(1.3)	(2.2)	—	(0.1)	(2.7)	—
Gain on termination and curtailment of pension and other postretirement plans	—	(1.4)	(1.0)	—	—	—
Net periodic benefit cost (income) (1)	$1.4	$(0.8)	$(1.0)	$0.1	$0.3	$—

	Six Months Ended June 30,
	2016			2015
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$3.0	$1.7	$—	$0.1	$1.5	$—
Interest cost	2.4	4.1	—	0.3	4.6	—
Expected return on plan assets	(2.5)	(4.5)	—	(0.3)	(5.5)	—
Amortization of prior service (credit) cost	—	—	(0.1)	—	0.1	—
Gain on termination and curtailment of pension and other postretirement plans	—	(1.4)	(1.0)	—	—	—
Net periodic benefit cost (income) (1)	$2.9	$(0.1)	$(1.1)	$0.1	$0.7	$—
___________________________________

(1)	Includes expense that was allocated to Grace of $0.1 million for the six months ended June 30, 2015.
Plan Contributions and Funding    GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. In March 2016, GCP made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $1 million.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements as well as actuarial and trustee recommendations.
Defined Contribution Retirement Plan    As part of the Separation, GCP established a defined contribution retirement plan for its employees in the United States, similar in design to the Grace defined contribution retirement plan. This plan is qualified under section 401(k) of the U.S. tax code. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. For the six months ended June 30, 2015, GCP received an allocation of the total cost related to this benefit plan of $2.6 million. GCP’s costs related to this benefit plan for the six months ended June 30, 2016 were $2.3 million.

Notes to Consolidated Financial Statements (Continued)

6. Other Balance Sheet Accounts

(In millions)	June 30, 2016	December 31, 2015
Other Current Liabilities
Customer volume rebates	$25.3	$33.5
Accrued compensation (1)	28.3	27.1
Income tax payable (2)	16.5	23.3
Accrued interest	21.4	3.9
Pension liabilities	1.2	1.1
Other accrued liabilities	44.9	36.6
Total other current liabilities	$137.6	$125.5
________________________________

(1)	Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(2)	Income tax items above do not include amounts due from/to Grace, which are reflected in other assets on the accompanying Consolidated Balance Sheets.

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
Guarantees and Indemnification Obligations    GCP is a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•
Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. GCP accrues a general warranty liability at the time of sale based on historical experience and on a transaction-specific basis according to individual facts and circumstances. Both the liability and annual expense related to product warranties are immaterial to the Consolidated Financial Statements.

•	Performance guarantees offered to customers. GCP has not established a liability for these arrangements based on past performance.

•
Contracts providing for the sale of a former business unit or product line in which GCP has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental liabilities.

•
The Tax Sharing Agreement, which may require GCP, in certain circumstances, to indemnify Grace if the Separation, together with certain related transactions, does not qualify under Section 355 and certain other relevant provisions of the Internal Revenue Code (the "Code"). If GCP is required to indemnify Grace under the Tax Sharing Agreement, it could be subject to significant tax liabilities.

Environmental Matters    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP accrues for anticipated costs associated with response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. As of June 30, 2016, GCP did not have any material environmental liabilities.

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
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters and other matters. At June 30, 2016, GCP had gross financial assurances issued and outstanding of $6.0 million, composed of standby letters of credit.
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

8. Restructuring and Repositioning Expenses
Restructuring Expenses
GCP's Board of Directors approves all major restructuring programs that may involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, GCP takes additional restructuring actions, including involuntary terminations that are not part of a major program. GCP accounts for these costs, which are reflected in restructuring expense in its Consolidated Statements of Operations, in the period that the related liabilities are incurred. Restructuring expenses are excluded from segment operating income.
For the second quarter of 2016, GCP incurred $0.1 million ($0.1 million in SCC) of restructuring expenses, compared with $3.3 million ($1.7 million in SCC, $1.4 million in SBM and $0.2 million in Darex) for the prior-year quarter. GCP incurred $1.0 million ($0.5 million in SCC and $0.5 million in SBM) of restructuring expenses for the six months ended June 30, 2016, compared with $7.6 million ($4.4 million in SCC, $2.3 million in SBM and $0.9 million Darex) for the six months ended June 30, 2015.
GCP had restructuring liabilities of $1.5 million and $1.4 million as of June 30, 2016 and December 31, 2015, respectively related to severance actions taken during the periods. GCP expects to pay substantially all costs related to its current restructuring programs by December 31, 2016.

Restructuring Liability (In millions)	Total
Balance, December 31, 2015	$1.4
Accruals for severance	1.0
Payments	(2.4)
Impact of foreign currency and other	1.5
Balance, June 30, 2016	$1.5

Repositioning Expenses
Post-Separation, GCP has incurred expenses related to its transition to a stand-alone public company. The Company expects to incur these repositioning expenses, ranging from $13.0 million to $15.0 million, within 12 months of the Separation. Repositioning expenses primarily relate to the following:

•	accounting, tax, legal and other professional costs pertaining to the Separation and establishment as a stand-alone public company;

•	costs relating to information technology systems and marketing expense for repackaging and re-branding;

•	employee-related costs that would not be incurred absent the Separation primarily relating to compensation, benefits, retention bonuses related to new or transitioning employees; and

•	recruitment and relocation costs associated with hiring and relocating employees.
Due to the scope and complexity of these activities, the range of estimated repositioning expenses could increase or decrease and the timing of incurrence could change.
For the three and six months ended June 30, 2016, GCP incurred repositioning expenses as follows:

(In millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Professional fees	$2.1	$4.2
Software and IT implementation fees	1.7	1.7
Employee-related costs	0.9	3.1
Total	$4.7	$9.0
GCP accounts for these costs, which are reflected in repositioning expense in the accompanying Consolidated Statements of Operations, in the period incurred. Substantially all of these costs have been or are expected to be settled in cash. Total cash payments for the six months ended June 30, 2016 were $10.1 million for professional fees and employee-related costs, $4.2 million for capital expenditures and $6.8 million for taxes.

Notes to Consolidated Financial Statements (Continued)

9. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Other changes in funded status	(0.8)	0.3	(0.5)
Benefit plans, net	(0.8)	0.3	(0.5)
Currency translation adjustments	(3.4)	—	(3.4)
Gain from hedging activities	0.2	—	0.2
Other comprehensive (loss) income attributable to GCP shareholders	(4.0)	0.3	(3.7)

Six Months Ended June 30, 2016	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	(0.1)	—	(0.1)
Assumption of net prior service credit	1.2	(0.4)	0.8
Assumption of net actuarial loss	(1.1)	0.4	(0.7)
Other changes in funded status	(0.8)	0.3	(0.5)
Benefit plans, net	(0.8)	0.3	(0.5)
Currency translation adjustments	0.5	—	0.5
Other comprehensive (loss) income attributable to GCP shareholders	$(0.3)	$0.3	$—

Three Months Ended June 30, 2015	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Currency translation adjustments	$10.2	$—	$10.2
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive income attributable to GCP shareholders	$10.1	$—	$10.1

Six Months Ended June 30, 2015	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	0.1	(0.1)	—
Benefit plans, net	0.1	(0.1)	—
Currency translation adjustments	(19.4)	—	(19.4)
Gain (loss) from hedging activities	0.1	(0.1)	—
Other comprehensive loss attributable to GCP shareholders	$(19.2)	$(0.2)	$(19.4)

Notes to Consolidated Financial Statements (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2016 and 2015:

Six Months Ended June 30, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	(Losses) Gains from Hedging Activities	Total
Beginning balance	$0.1	$(127.8)	$—	$(127.7)
Other comprehensive income (loss) before reclassifications	—	0.5	(0.9)	(0.4)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.5)	—	0.9	0.4
Net current-period other comprehensive (loss) income	(0.5)	0.5	—	—
Ending balance	$(0.4)	$(127.3)	$—	$(127.7)

Six Months Ended June 30, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	(Losses) Gains from Hedging Activities	Total
Beginning balance	$(0.3)	$(65.5)	$(0.2)	$(66.0)
Other comprehensive loss before reclassifications	—	(19.4)	(0.2)	(19.6)
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2
Net current-period other comprehensive loss	—	(19.4)	—	(19.4)
Ending balance	$(0.3)	$(84.9)	$(0.2)	$(85.4)
GCP is a global enterprise operating in over 40 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation adjustments reflect translation of the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and translation of revenues and expenses at average exchange rates for each period presented.

10. Stock Incentive Plans
GCP has provided certain key employees equity awards in the form of stock options, performance-based units (“PBUs”) and restricted share units (“RSUs”) under the GCP 2016 Stock Incentive Plan, which was adopted at Separation. Certain employees and members of the Board of Directors are eligible to receive stock-based compensation, including stock, stock options, RSUs, and PBUs.
Total cash and non-cash stock-based compensation cost included in the Consolidated Statements of Operations is $2.4 million for the three months ended June 30, 2016 and $1.1 million for the three months ended June 30, 2015. Total cash and non-cash stock-based compensation cost included in the Consolidated Statements of Operations is $3.6 million for the six months ended June 30, 2016 and $1.9 million for the six months ended June 30, 2015. Stock-based compensation expense prior to the Separation was allocated to GCP based on the portion of Grace’s equity compensation programs in which GCP employees participated.

Notes to Consolidated Financial Statements (Continued)

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
Under the Employee Matters Agreement, GCP is obligated to settle all of the stock-based compensation awards denominated in GCP equity, regardless of whether the holders are employees of GCP or Grace. Likewise, Grace is obligated to settle all of the stock-based compensation awards denominated in Grace shares, regardless of whether the holders are employees of GCP or Grace. As a result, GCP has recorded a liability for cash-settled awards held by Grace employees. The adjustment of the original Grace awards that resulted in the issuance of GCP stock-based compensation awards resulted in an immaterial charge in the first quarter of 2016.
In accordance with certain provisions of the GCP 2016 Stock Incentive Plan, GCP repurchases shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employee. In the six months ended June 30, 2016, GCP repurchased approximately 84,000 shares under these provisions. These purchases are reflected as "Treasury stock purchased under 2016 Stock Incentive Plan" in the Consolidated Statement of (Deficit) Equity.
As of June 30, 2016, 1,631,429 shares of common stock were available for issuance under the GCP 2016 Stock Incentive Plan.
Stock Options
Stock options are non-qualified and are set at exercise prices not less than 100% of the market value on the date of grant (market value is the average of the high price and low price from that trading day). Stock option awards that relate to Grace stock options originally granted prior to the Separation have a contractual term of five years from the original date of grant. Stock option awards granted post-Separation have a contractual term of seven years from the original date of grant. Generally, stock options vest in substantially equal amounts each year over three years from the date of grant.
GCP values stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. GCP estimates the expected term of the options according to the simplified method as allowed by FASB Accounting Standards Codification ("ASC") Topic No. 718-20, Awards Classified as Equity, whereby the average between the vesting period and contractual term is used. GCP estimated the expected volatility using an industry peer group.

Notes to Consolidated Financial Statements (Continued)

The following summarizes GCP's assumptions for estimating the fair value of stock options granted during 2016:

Assumptions used to calculate expense for stock option	Six Months Ended June 30, 2016
Risk-free interest rate	1.11 - 1.24%
Average life of options (years)	4 - 5
Volatility	29.6 – 33.2%
Dividend yield	—
Average fair value per stock option	$4.87
The following table summarizes GCP stock option activity for the six months ended June 30, 2016:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2015	—	$—
Converted on February 3, 2016	2,236	14.36
Options exercised	570	9.36
Options forfeited	5	18.95
Options granted	746	17.16
Outstanding, June 30, 2016	2,407	16.40	3.84	$22,011
Exercisable June 30, 2016	1,109	$14.54	2.04	12,204
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between GCP's closing stock price on the last trading day of June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. The intrinsic value of all options exercised in the six-month period ended June 30, 2016 was $5.5 million.
Total unrecognized stock-based compensation expense for stock options outstanding at June 30, 2016, was $3.1 million and the weighted-average period over which this expense will be recognized is approximately 1.5 years.
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

Notes to Consolidated Financial Statements (Continued)

GCP’s RSU activity for the six months ended June 30, 2016 is as follows:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	—	$—
Converted on February 3, 2016	265	17.00
RSUs settled	31	16.90
RSUs granted	324	17.17
RSUs outstanding, June 30, 2016	558	$17.10
During the six months ended June 30, 2016, GCP distributed 25,000 shares and $0.5 million of cash to settle RSUs. GCP expects that approximately 41% of the 80,621 RSUs vesting in 2016, none of the 68,052 RSUs vesting in 2017, 37% of the 164,436 RSUs vesting in 2018 and none of the 245,018 RSUs vesting in 2019, will be settled in cash, with the remaining percentages of these RSUs to be settled in GCP stock.
During the first six months of 2016, GCP granted 155,501 PBUs under the GCP 2016 Stock Incentive Plan to Company employees. These awards vest on February 2019 subject to continued employment through the payment date, and have a weighted average grant date fair value of $17.04. GCP anticipates that 100% of the PBUs will be settled in GCP common stock, assuming full vesting.
PBUs granted in 2016 are based on a three year cumulative adjusted earnings per share measure.  The number of shares ultimately provided to the employee who received such a PBU grant will be based on Company performance against this measure, and can range from 0% to 200% of the target number of shares which may be due upon a target level of achievement of this measure. The awards will be settled in 2019 once actual performance against the measure, which is measured over fiscal years 2016-2018, is certified by the Compensation Committee.
PBUs and RSUs are recorded at fair value at the date of grant. The common stock-settled portion of each such award is considered an equity award, with the stock compensation expense being determined based on GCP’s stock price on the grant date. The cash settled portion of the award is considered a liability award with the liability being remeasured each reporting period based on GCP’s then current stock price. PBU stock-and cash-settled awards are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of the performance period.
As of June 30, 2016, $9.2 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of 1.9 years.

Notes to Consolidated Financial Statements (Continued)

11. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Numerators
Net income attributable to GCP shareholders	$30.1	$27.2	$47.1	$47.7
Denominators
Weighted average common shares—basic calculation	70.8	70.5	70.7	70.5
Dilutive effect of employee stock awards	0.6	—	0.5	—
Weighted average common shares—diluted calculation	71.4	70.5	71.2	70.5
Basic earnings per share	$0.43	$0.39	$0.67	$0.68
Diluted earnings per share	$0.42	$0.39	$0.66	$0.68
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
There were approximately 0.5 million and 0.4 million anti-dilutive RSUs outstanding on a weighted average basis for the three and six months ended June 30, 2016, respectively. Anti-dilutive options outstanding on a weighted-average basis were 0.3 million for the six months ended June 30, 2016 (and immaterial for the three months ended June 30, 2016).
During the six months ended June 30, 2016, GCP repurchased 83,799 shares of Company common stock for $1.7 million, respectively, in connection with its equity compensation programs.

12. Related Party Transactions and Transactions with Grace
Related Parties
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Allocation of General Corporate Expenses
Prior to the Separation, the financial statements included expense allocations for certain functions provided by Grace as well as other Grace employees not solely dedicated to GCP, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures.
The expense allocations from Grace prior to the Separation included costs associated with defined benefit pension and other postretirement benefit plans (the “Shared Plans”) sponsored by Grace in which certain of GCP's employees participated. GCP accounted for such Shared Plans as multiemployer benefit plans. Accordingly, GCP did not record an asset or liability to recognize the funded status of the Shared Plans. As part of the Separation, Grace has split certain Shared Plans and transferred the assets and liabilities of such plans related to GCP employees to GCP. The expense allocations were determined on a basis that GCP considered to be a reasonable reflection of the utilization of or benefit received by GCP for the services provided by Grace. The allocations may not, however, reflect the expense GCP would have incurred as an independent company for the periods presented.

Notes to Consolidated Financial Statements (Continued)

Between January 1, 2016 and the Separation, GCP was allocated $2.0 million of general corporate expense, which is primarily included within selling, general and administrative expenses in the accompanying Statement of Operations for the six months ended June 30, 2016. During the six months ended June 30, 2015 Grace allocated $26.9 million of general corporate expenses to GCP. For the three months ended June 30, 2016, GCP was not allocated any general corporate expense, compared with $13.1 million for the three months ended June 30, 2015.
Transition Services Agreement
In connection with the Separation, the Company entered into a transition services agreement pursuant to which GCP and Grace provide various services to each other on a temporary, transitional basis.
The services provided by Grace to GCP include information technology, treasury, tax administration, accounting, financial reporting, human resources and other services. Following the Separation, Grace will continue to provide some of these services on a transitional basis, generally for a period of up to 18 months from the date of Separation.
Tax Sharing Agreement
The Tax Sharing Agreement governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes (and any related interest, penalties or audit adjustments) reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries); and Grace is responsible for all U.S. federal, state and foreign income taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries. As of the balance sheet date, GCP has included $7.5 million of indemnified receivables.
In addition, the Tax Sharing Agreement imposes certain restrictions on GCP and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the qualification of the Distribution, together with certain related transactions, under Section 355 and certain other relevant provisions of the Code. The Tax Sharing Agreement provides special rules that allocate tax liabilities in the event the Distribution, together with certain related transactions, does not so qualify. In general, under the Tax Sharing Agreement, each party is expected to be responsible for any taxes imposed on, and certain related amounts payable by, GCP or Grace that arise from the failure of the Distribution and certain related transactions, to qualify under Section 355 and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by such party in the Tax Sharing Agreement.
Parent Company Equity
Net transfers to parent are included within net parent investment on the Consolidated Statements of (Deficit) Equity. The components of the net transfers to parent as of June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
(In millions)	2016	2015
Cash pooling and general financing activities	$(689.4)	$(93.1)
GCP expenses funded by parent	6.6	28.9
Corporate costs allocations	2.0	26.9
Provision for income taxes	4.3	41.4
Total net transfers (to) from parent	(676.5)	4.1
Other, net	(88.1)	9.1
Transfers (to) from parent, net per Consolidated Statements of Cash Flows	$(764.6)	$13.2

Notes to Consolidated Financial Statements (Continued)

Other, net includes the non-cash transfer from parent of approximately $44 million of net pension liabilities, approximately $23 million of fixed assets, the non-cash transfer of approximately $42 million of related-party debt, deferred tax items and other items.
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
GCP defines Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to GCP shareholders adjusted for interest income and expense, income taxes, restructuring and repositioning expenses and asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to certain product lines and investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other items that are not representative of underlying trends.

Notes to Consolidated Financial Statements (Continued)

Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net Sales
Specialty Construction Chemicals	$166.8	$180.3	$303.8	$332.3
Specialty Building Materials	117.2	108.4	217.9	195.6
Darex Packaging Technologies	82.3	85.0	158.7	168.5
Total	$366.3	$373.7	$680.4	$696.4
Adjusted EBIT
Specialty Construction Chemicals segment operating income	$20.6	$20.8	$30.5	$29.7
Specialty Building Materials segment operating income	35.5	29.5	63.3	46.6
Darex Packaging Technologies segment operating income	18.1	20.1	35.3	35.1
Corporate costs	(9.2)	(5.7)	(16.1)	(10.6)
Certain pension costs	(2.0)	(1.3)	(4.2)	(2.5)
Total	$63.0	$63.4	$108.8	$98.3
Corporate costs include certain functional costs, impacts of foreign exchange related primarily to Venezuela and other corporate costs such as certain performance-based incentive compensation and public company costs. Certain pension costs represent only ongoing costs recognized quarterly, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits.
Reconciliation of Operating Segment Data to Financial Statements
GCP Adjusted EBIT for the three and six months ended June 30, 2016 and 2015, is reconciled below to income before income taxes presented in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
GCP Adjusted EBIT	$63.0	$63.4	$108.8	$98.3
Repositioning expenses	(4.7)	—	(9.0)	—
Restructuring expenses	(0.1)	(3.3)	(1.0)	(7.6)
Pension MTM adjustment and other related costs, net	—	—	(2.7)	(0.5)
Gain on termination and curtailment of pension and other postretirement plans	2.4	—	2.4	—
Net income attributable to noncontrolling interests	0.3	0.2	0.7	0.3
Interest expense, net	(17.7)	(0.8)	(30.2)	(1.1)
Income before income taxes	$43.2	$59.5	$69.0	$89.4

Notes to Consolidated Financial Statements (Continued)

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net Sales
United States	$145.0	$134.9	$268.1	$245.3
Canada and Puerto Rico	9.3	9.1	16.0	14.3
Total North America	154.3	144.0	284.1	259.6
Europe Middle East Africa	90.5	91.6	169.8	171.8
Asia Pacific	85.8	86.7	160.7	165.3
Latin America	35.7	51.4	65.8	99.7
Total	$366.3	$373.7	$680.4	$696.4

14. Subsequent Event
On August 9, 2016, GCP acquired the intellectual property and related assets of SensocreteTM, a Canadian technology company in the ready mix concrete industry.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2016, as the "second quarter." the quarter ended June 30, 2015, as the "prior-year quarter," the quarter ended March 31, 2016, as the "2016 first quarter," the six months ended June 30, 2016, as the "six months," and the six months ended June 30, 2015, as the "prior-year period." Our references to "advanced economies" and "emerging regions" refer to classifications established by the International Monetary Fund. See Analysis of Operations for a discussion of our non-GAAP performance measures.

Results of Operations
Summary Description of Business
We are engaged in the production and sale of specialty construction chemicals, specialty building materials and packaging products through three operating segments:

•
Specialty Construction Chemicals. Specialty Construction Chemicals ("SCC") provides products, technologies, and services that reduce the cost and improve the performance of cement, concrete, mortar, masonry and other cementitious based construction materials.

•
Specialty Building Materials. Specialty Building Materials ("SBM") produces and sells sheet and liquid membrane systems and other products that protect both new and existing structures from water, air, and vapor penetration, and from fire damage. We also manufacture and sell specialized cementitious and chemical grouts used for soil consolidation and leak-sealing applications.

•	Darex Packaging Technologies. Darex Packaging Technologies ("Darex") produces and sells sealants and coatings for consumer and industrial applications to protect the integrity of packaged products.
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
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales decreased 2.0% to $366.3 million.

•	Net income attributable to GCP shareholders increased 10.7% to $30.1 million or $0.42 per diluted share. Adjusted EPS was $0.44 per diluted share.

•	Adjusted EBIT decreased 0.6% to $63.0 million.

•	Adjusted EBIT Return On Invested Capital was 43.0% on a trailing four quarters basis compared with 38.0% for the 2015 second quarter.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter and six months compared with the corresponding prior-year periods. Please refer to this Analysis of Operations (the

“table”) when reviewing our Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves period-to-period comparability and provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes, as these measures provide additional transparency to our core operations.
In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. These non-GAAP financial measures should not be considered substitutes for financial measures calculated in accordance with U.S. GAAP, and the financial results that we calculate and present in the table in accordance with U.S. GAAP, as well as the corresponding reconciliations from those results, should be carefully evaluated as part of our MD&A.
We define Adjusted EBIT (a non-GAAP financial measure) to be net income attributable to GCP shareholders adjusted for interest income and expense, income taxes, restructuring and repositioning expenses and asset impairments, pension costs other than service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; income and expense items related to certain product lines and investments; gains and losses on sales of businesses, product lines, and certain other investments; and certain other items that are not representative of underlying trends. Adjusted EBIT Margin means Adjusted EBIT divided by net sales. We use Adjusted EBIT to assess and measure our operating performance and in determining performance-based compensation. We used Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision-making and compensation purposes and because it better measures the ongoing earnings results of our strategic and operating decisions.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization. We use Adjusted EBITDA as a performance measure in making significant business decisions.
We define Adjusted Earnings Per Share (a non-GAAP financial measure) to be earnings per share ("EPS") on a diluted basis adjusted for costs related to restructuring and repositioning expenses and asset impairments, pension costs other than service and interest costs, expected return on plan assets, and amortization of prior service costs/credits, product lines, and certain other investments, gain and losses on sales of businesses, product lines, and certain other investments, certain other items that are not representative of underlying trends, and certain discrete tax items. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis.
We define Adjusted Gross Profit (a non-GAAP financial measure) to be gross profit adjusted for pension-related costs included in cost of goods sold. Adjusted Gross Margin means Adjusted Gross Profit divided by net sales. We use this performance measure to understand trends and changes and to make business decisions regarding core operations. We note that the devaluation loss in Venezuela results primarily from geopolitical factors.
We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities. We use Adjusted EBIT Return On Invested Capital as a performance measure to review investments and to make capital allocation decisions.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Net sales:
Specialty Construction Chemicals	$166.8	$180.3	(7.5)%	$303.8	$332.3	(8.6)%
Specialty Building Materials	117.2	108.4	8.1%	217.9	195.6	11.4%
Darex Packaging Technologies	82.3	85.0	(3.2)%	158.7	168.5	(5.8)%
Total GCP net sales	$366.3	$373.7	(2.0)%	$680.4	$696.4	(2.3)%
Net sales by region:
North America	$154.3	$144.0	7.2%	$284.1	$259.6	9.4%
Europe Middle East Africa (EMEA)	90.5	91.6	(1.2)%	169.8	171.8	(1.2)%
Asia Pacific	85.8	86.7	(1.0)%	160.7	165.3	(2.8)%
Latin America	35.7	51.4	(30.5)%	65.8	99.7	(34.0)%
Total net sales by region	$366.3	$373.7	(2.0)%	$680.4	$696.4	(2.3)%
Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$20.6	$20.8	(1.0)%	$30.5	$29.7	2.7%
Specialty Building Materials segment operating income	35.5	29.5	20.3%	63.3	46.6	35.8%
Darex Packaging Technologies segment operating income	18.1	20.1	(10.0)%	35.3	35.1	0.6%
Corporate costs (B)	(9.2)	(5.7)	(61.4)%	(16.1)	(10.6)	(51.9)%
Certain pension costs (C)	(2.0)	(1.3)	(53.8)%	(4.2)	(2.5)	(68.0)%
Adjusted EBIT (non-GAAP)	63.0	63.4	(0.6)%	108.8	98.3	10.7%
Repositioning expenses	(4.7)	—	NM	(9.0)	—	NM
Restructuring expenses	(0.1)	(3.3)	97.0%	(1.0)	(7.6)	86.8%
Pension MTM adjustment and other related costs, net	—	—	NM	(2.7)	(0.5)	NM
Gain on termination and curtailment of pension and other postretirement plans	2.4	—	NM	2.4	—	NM
Interest expense, net	(17.7)	(0.8)	NM	(30.2)	(1.1)	NM
Provision for income taxes	(12.8)	(32.1)	60.1%	(21.2)	(41.4)	48.8%
Net income attributable to GCP shareholders (GAAP)	$30.1	$27.2	10.7%	$47.1	$47.7	(1.3)%
Diluted EPS (GAAP)	$0.42	$0.39	7.7%	$0.66	$0.68	(2.9)%
Adjusted EPS (non-GAAP)	$0.44			$0.75

Analysis of Operations (In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change		2016	2015	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$62.3	$62.2	0.2%		$109.4	$110.7	(1.2)%
Specialty Building Materials	56.3	49.6	13.5%		102.9	87.0	18.3%
Darex Packaging Technologies	30.2	31.1	(2.9)%		58.3	57.3	1.7%
Adjusted Gross Profit (non-GAAP)	148.8	142.9	4.1%		270.6	255.0	6.1%
Pension costs in cost of goods sold	(0.4)	—	NM		(1.0)	(0.8)	(25.0)%
Total GCP Gross Profit (GAAP)	148.4	142.9	3.8%		269.6	254.2	6.1%
Gross Margin:
Specialty Construction Chemicals	37.4%	34.5%	2.9 pts		36.0%	33.3%	2.7 pts
Specialty Building Materials	48.0%	45.8%	2.2 pts		47.2%	44.5%	2.7 pts
Darex Packaging Technologies	36.7%	36.6%	0.1 pts		36.7%	34.0%	2.7 pts
Adjusted Gross Margin (non-GAAP)	40.6%	38.2%	2.4 pts		39.8%	36.6%	3.2 pts
Pension costs in cost of goods sold	(0.1)%	—%	(0.1	) pts	(0.1)%	(0.1)%	0.0 pts
Total GCP Gross Margin (GAAP)	40.5%	38.2%	2.3 pts		39.7%	36.5%	3.2 pts
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$20.6	$20.8	(1.0)%		$30.5	$29.7	2.7%
Specialty Building Materials segment operating income	35.5	29.5	20.3%		63.3	46.6	35.8%
Darex Packaging Technologies segment operating income	18.1	20.1	(10.0)%		35.3	35.1	0.6%
Corporate and certain pension costs	(11.2)	(7.0)	(60.0)%		(20.3)	(13.1)	(55.0)%
Total GCP Adjusted EBIT (non-GAAP)	63.0	63.4	(0.6)%		108.8	98.3	10.7%
Depreciation and amortization:
Specialty Construction Chemicals	$5.1	$4.6	10.9%		$9.9	$9.2	7.6%
Specialty Building Materials	2.3	2.0	15.0%		4.5	4.0	12.5%
Darex Packaging Technologies	1.7	1.2	41.7%		3.2	2.5	28.0%
Corporate	(0.1)	0.4	(125.0)%		0.3	0.7	(57.1)%
Total GCP	9.0	8.2	9.8%		17.9	16.4	9.1%
Adjusted EBITDA:
Specialty Construction Chemicals	$25.7	$25.4	1.2%		$40.4	$38.9	3.9%
Specialty Building Materials	37.8	31.5	20.0%		67.8	50.6	34.0%
Darex Packaging Technologies	19.8	21.3	(7.0)%		38.5	37.6	2.4%
Corporate	(11.3)	(6.6)	(71.2)%		(20.0)	(12.4)	(61.3)%
Total GCP Adjusted EBITDA (non-GAAP)	72.0	71.6	0.6%		126.7	114.7	10.5%
Adjusted EBIT Margin:
Specialty Construction Chemicals	12.4%	11.5%	0.9 pts		10.0%	8.9%	1.1 pts
Specialty Building Materials	30.3%	27.2%	3.1 pts		29.1%	23.8%	5.3 pts
Darex Packaging Technologies	22.0%	23.6%	(1.6) pts		22.2%	20.8%	1.4 pts
Total GCP Adjusted EBIT Margin (non-GAAP)	17.2%	17.0%	0.2 pts		16.0%	14.1%	1.9 pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	15.4%	14.1%	1.3 pts		13.3%	11.7%	1.6 pts
Specialty Building Materials	32.3%	29.1%	3.2 pts		31.1%	25.9%	5.2 pts
Darex Packaging Technologies	24.1%	25.1%	(1.0) pts		24.3%	22.3%	2.0 pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	19.7%	19.2%	0.5 pts		18.6%	16.5%	2.1 pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2016	June 30, 2015
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$237.0	$205.3
Invested Capital:
Trade accounts receivable	249.4	254.6
Inventories	114.9	118.2
Accounts payable	(127.3)	(121.0)
	237.0	251.8
Other current assets (excluding income taxes and related party loans receivable)	39.8	40.3
Properties and equipment, net	224.2	194.4
Goodwill	104.2	107.1
Technology and other intangible assets, net	32.6	38.2
Other assets (excluding capitalized financing fees)	20.2	9.2
Other current liabilities (excluding income taxes, restructuring, repositioning and accrued interest)	(97.5)	(91.0)
Other liabilities (excluding other postretirement benefits liability)	(9.9)	(10.2)
Total invested capital	$550.6	$539.8
Adjusted EBIT Return On Invested Capital (non-GAAP)	43.0%	38.0%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	GCP's segment operating income includes only GCP's share of income of consolidated joint ventures.

(B)	Management allocates all costs within corporate to each segment to the extent such costs are directly attributable to the segments.

(C)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. SCC, SBM, and Darex segment operating income and corporate costs do not include any amounts for pension expense. Other pension related costs including annual mark-to-market adjustments, actuarial gains and losses, gains or losses from curtailments and terminations, and other related costs are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of the GCP businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments, actuarial gains and losses, and other related costs relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of the GCP businesses.

NM    Not meaningful.
Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three months ended June 30, 2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.42
Repositioning expenses	4.7	1.5	3.2	0.04
Restructuring expenses	0.1	—	0.1	—
Gain on termination and curtailment of pension and other postretirement plans	(2.4)	(0.7)	(1.7)	(0.02)
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	0.4	(0.4)	—
Adjusted EPS (non-GAAP)				$0.44

	Six months ended June 30, 2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$0.66
Repositioning expenses	9.0	3.2	5.8	0.08
Restructuring expenses	1.0	0.3	0.7	0.01
Gain on termination and curtailment of pension and other postretirement plans	(2.4)	(0.7)	(1.7)	(0.02)
Pension MTM adjustment and other related costs, net	2.7	1.0	1.7	0.02
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	0.2	(0.2)	—
Adjusted EPS (non-GAAP)				$0.75
GCP Overview
Following is an overview of our financial performance for the second quarter and six months compared with the prior-year periods.
Net Sales and Adjusted Gross Margin

The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product price, the impact of currency translation and for changes in sales in Venezuela for the quarter.

	Three Months Ended June 30, 2016 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2015
Net Sales Variance Analysis	Volume[1]	Price[1]	Currency Translation[1]	Sales in Venezuela	Total Change
Specialty Construction Chemicals	1.1%	(0.5)%	(3.2)%	(4.9)%	(7.5)%
Specialty Building Materials	10.9%	(1.6)%	(1.2)%	—%	8.1%
Darex Packaging Technologies	4.4%	(1.7)%	(2.5)%	(3.4)%	(3.2)%
Net sales	4.8%	(1.1)%	(2.4)%	(3.3)%	(2.0)%
By Region:
North America	9.0%	(1.6)%	(0.2)%	—%	7.2%
Europe Middle East Africa	1.0%	(1.5)%	(0.7)%	—%	(1.2)%
Asia Pacific	4.2%	(2.2)%	(3.0)%	—%	(1.0)%
Latin America	(1.0)%	4.6%	(14.1)%	(20.0)%	(30.5)%
(1)     Excludes sales in Venezuela.
Sales of $366.3 million for the second quarter of 2016 decreased $7.4 million or 2.0% compared with the prior-year quarter. Excluding Venezuela, sales for the second quarter of 2016 increased 1.3% from the prior-year quarter. Higher sales volumes led by Specialty Building Materials were more than offset by unfavorable currency translation in all three segments, and lower sales in Venezuela, primarily due to devaluation of the local currency in the third quarter of 2015. Foreign exchange negatively impacted all three operating segments, with the largest effects in Latin America and Asia as the U.S. dollar strengthened against the Venezuelan bolivar, the Brazilian real, the Argentine peso and the euro.
Sales in Venezuela decreased $12.0 million or 76.4% in the second quarter 2016 compared with the prior-year quarter, largely due to the impact of the devaluation of the local currency in the third quarter of 2015. The following table presents the Venezuela net sales, gross profit, and Adjusted EBIT by operating segment as compared with the prior-year quarter:

Venezuela Financial Performance for the Three Months Ended June 30, 2016
($ in millions)	SCC	Darex	Corporate	Total Venezuela
Net sales	$2.7	$1.0	$—	$3.7
Gross profit	1.5	0.2	—	1.7
Adjusted EBIT	0.7	—	(2.0)	(1.3)

Venezuela Financial Performance for the Three Months Ended June 30, 2015
($ in millions)	SCC	Darex	Corporate	Total Venezuela
Net sales	$11.8	$3.9	$—	$15.7
Gross profit	4.0	1.3	—	5.3
Adjusted EBIT	3.3	0.9	(0.8)	3.4

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015 - Change (%)
	SCC	Darex	Corporate	Total Venezuela
Net sales	(77.1)%	(74.4)%	NM	(76.4)%
Gross profit	(62.5)%	(84.6)%	NM	(67.9)%
Adjusted EBIT	(78.8)%	(100.0)%	150.0%	(138.2)%

GCP's gross margin increased 230 basis points to 40.5% for the second quarter compared with the prior-year quarter. GCP's Adjusted Gross Margin increased 240 basis points to 40.6% for the second quarter compared with the prior-year quarter due to lower raw material costs in all three operating segments and favorable product mix in Specialty Construction Chemicals and Specialty Building Materials.
The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product price, the impact of currency translation and for changes in sales in Venezuela for the six months.

	Six Months Ended June 30, 2016 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2015
Net Sales Variance Analysis	Volume[1]	Price[1]	Currency Translation[1]	Sales in Venezuela	Total Change
Specialty Construction Chemicals	1.8%	(0.2)%	(5.3)%	(4.9)%	(8.6)%
Specialty Building Materials	14.0%	(0.6)%	(2.0)%	—%	11.4%
Darex Packaging Technologies	2.2%	(1.5)%	(4.2)%	(2.3)%	(5.8)%
Net sales	5.5%	(0.6)%	(4.1)%	(3.1)%	(2.3)%
By Region:
North America	11.3%	(1.4)%	(0.5)%	—%	9.4%
Europe Middle East Africa	3.3%	(0.8)%	(3.7)%	—%	(1.2)%
Asia Pacific	3.3%	(1.7)%	(4.4)%	—%	(2.8)%
Latin America	(5.5)%	5.0%	(17.0)%	(16.5)%	(34.0)%
(1)     Excludes sales in Venezuela
Sales of $680.4 million for the six months of 2016 decreased $16.0 million or 2.3% compared with the prior-year period. Excluding Venezuela, sales for the six months of 2016 increased 0.8% compared with the prior-year period. The sales increase was due to higher sales volumes offset by unfavorable currency translation and lower pricing. As the dollar strengthened against the euro and other currencies, unfavorable currency translation negatively affected all operating segments, primarily in Latin America and Asia.
Sales in Venezuela decreased $21.2 million or 78.2% in the six months compared with the prior-year period, largely due to the impact of the devaluation of the local currency in the third quarter of 2015. The following table presents the Venezuela net sales, gross profit, and Adjusted EBIT by operating segment as compared with the prior year period:

Venezuela Financial Performance for the Six Months Ended June 30, 2016
($ in millions)	SCC	Darex	Corporate	Total Venezuela
Net sales	$3.4	$2.5	$—	$5.9
Gross profit	1.7	1.5	—	3.2
Adjusted EBIT	0.8	1.1	(3.1)	(1.2)

Venezuela Financial Performance for the Six Months Ended June 30, 2015
($ in millions)	SCC	Darex	Corporate	Total Venezuela
Net sales	$20.5	$6.6	$—	$27.1
Gross profit	8.4	1.0	—	9.4
Adjusted EBIT	7.3	0.2	(1.5)	6.0

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015 - Change (%)
	SCC	Darex	Corporate	Total Venezuela
Net sales	(83.4)%	(62.1)%	NM	(78.2)%
Gross profit	(79.8)%	50.0%	NM	(66.0)%
Adjusted EBIT	(89.0)%	450.0%	106.7%	(120.0)%
GCP's gross margin and Adjusted Gross Margin each increased 320 basis points for the six months compared to the prior-year period. All three operating segments benefited from lower raw material cost, favorable product mix and productivity improvements.
GCP Net Income
Net income attributable to GCP shareholders was $30.1 million for the second quarter of 2016, an increase of 10.7% compared with the prior-year quarter. The increase was primarily due to higher gross profit, lower income taxes and lower restructuring expenses, partially offset by higher interest and repositioning expenses, and foreign exchange losses in Venezuela.
Net income attributable to GCP shareholders was $47.1 million for the six months of 2016, a decrease of 1.3% compared with the prior-year period. The decrease was primarily due to higher interest and repositioning expenses, partially offset by higher gross profit and lower income taxes.

Adjusted EBIT
Adjusted EBIT was $63.0 million for the second quarter of 2016, a decrease of 0.6% compared with the prior-year quarter. The decrease was primarily due to a $4.7 million decrease in Venezuela’s Adjusted EBIT as a result of the devaluation of the local currency, partially offset by an increase in Adjusted Gross Margin. Excluding Venezuela, Adjusted EBIT increased 7.2%.
Adjusted EBIT was $108.8 million for the six months, an increase of 10.7% compared with the prior-year period. The increase was primarily due to an increase in Adjusted Gross Margin partially offset by a $7.2 million decrease in Venezuela’s Adjusted EBIT as a result of the devaluation of the local currency, higher corporate costs, certain pension costs and unfavorable foreign currency translation. Excluding Venezuela, Adjusted EBIT increased 19.2%.
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter increased to 43.0% on a trailing four quarters basis from 38.0% on the same basis for the prior-year period.
The increase in Adjusted EBIT Return on Invested Capital was due to a 10.7% increase in Adjusted EBIT and lower invested capital due in part to unfavorable foreign currency translation and the impact of the devaluation in Venezuela.

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

Operating Segment Overview—Specialty Construction Chemicals (SCC)
Following is an overview of the financial performance of SCC for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—SCC

Sales were $166.8 million for the second quarter, a decrease of 7.5% compared with the prior-year quarter. Increases in sales volumes were more than offset by lower sales in Venezuela due primarily to currency devaluation, unfavorable currency translation and lower pricing. Sales volumes increased in our Cement business by 3.7%, reflecting growth in Asia and Europe and in our Concrete business by 0.2% with growth in North America, Europe and Asia, offset by declines in Latin America. Latin America volumes decreased in both the Cement and Concrete product lines due to continued regional macro-economic declines, particularly in Brazil. Sales in the second quarter were also impacted by the rationalization of business with lower profitability.
Sales were $303.8 million for the six months, a decrease of 8.6% compared with the prior-year period. Increases in sales volumes, primarily in North America, Asia and Europe, were more than offset by unfavorable currency translation, lower sales in Venezuela due primarily to currency devaluation and lower sales pricing. Sales grew in North America and Europe but were offset by sales declines in Latin America. Price increases in Latin America offset inflationary pressures in that region.

Segment Operating Income (SOI) and Margin—SCC

Gross profit was $62.3 million for the second quarter, an increase of 0.2% compared with the prior-year quarter. Gross margin increased to 37.4% from 34.5% for the prior-year quarter, reflecting lower raw material cost and favorable regional mix.
Segment operating income was $20.6 million for the second quarter, a decrease of 1.0% compared with the prior-year quarter. Increases in gross margin were more than offset by a $2.6 million decrease in Venezuela's Adjusted EBIT within the segment as a result of the devaluation of the local currency. Excluding Venezuela, segment operating income increased 13.7%. Segment operating margin for the second quarter increased 90 basis points to 12.4% compared with the prior-year quarter, primarily due to lower raw material cost and increases in productivity and operating leverage.
Gross profit was $109.4 million for the six months, a decrease of 1.2% compared with the prior-year period, reflecting the continued impact of the Venezuela currency devaluation. Gross margin was 36.0% compared with 33.3% for the prior-year period due to lower raw material cost and increases in productivity.
Segment operating income was $30.5 million for the six months, an increase of 2.7% compared with the prior-year period. The change was primarily the result in increases in gross margin, partially offset by a $6.5 million decrease in Venezuela's Adjusted EBIT within the segment as a result of the devaluation of the local currency. Excluding Venezuela, segment operating income increased 32.6%. Segment operating margin for the six months was 10.0%, an improvement of 110 basis points compared with the prior-year period.

Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the second quarter and six months compared with the corresponding prior-year periods. SBM has minimal operations in Venezuela and is therefore not impacted by the Venezuela currency devaluation.
Net Sales—SBM
Sales were $117.2 million for the second quarter, an increase of 8.1% compared with the prior-year quarter. The increase was due to higher sales volumes, partially offset by lower pricing and unfavorable currency translation. Sales increased in all product lines, with Residential, Building Envelope and Specialty Businesses up 16.0%, 2.4% and 17.3%, respectively. Product line sales volumes grew 17.8% in North America, 16.4% in Latin America and 1.2% in Europe, partially offset by Asia which was down 0.3%.
Sales were $217.9 million for the six months, an increase of 11.4% compared with the prior-year period. The increase was due to higher sales volumes, partially offset by unfavorable currency translation and lower pricing. Sales increased in all product lines, with Specialty Businesses, Residential, and Building Envelope up 18.0%, 16.6% and 7.5%, respectively. Product line sales volumes in Latin America, North America, Europe and Asia were all up 37.2%, 20.2%, 6.2% and 2.4%, respectively.

Segment Operating Income (SOI) and Margin—SBM
Gross profit was 56.3 million for the second quarter, an increase of 13.5% from the prior-year quarter. Gross margin was 48.0% compared with 45.8% for the prior-year quarter. The increase was primarily due to higher sales, raw material deflation, favorable product line mix and productivity.
Segment operating income was $35.5 million for the second quarter, an increase of 20.3% from the prior-year quarter. Segment operating margin for the second quarter was 30.3%, an increase of 310 basis points from the prior-year quarter. The increase was primarily due to increased gross profit and operating leverage.
Gross profit was $102.9 million for the six months, an increase of 18.3% compared with the prior-year period. Gross margin was 47.2% compared with 44.5% for the prior-year period. Gross margin improved due to higher sales, raw material deflation, favorable product line mix and productivity.
Segment operating income was $63.3 million for the six months, an increase of 35.8% compared with the prior-year period. Segment operating margin for the six months was 29.1% an improvement of 530 basis points compared with the prior-year period, primarily due to increased gross margin and improved operating leverage.

Operating Segment Overview—Darex Packaging Technologies (Darex)
Following is an overview of the financial performance of Darex for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—Darex
Sales were $82.3 million for the second quarter, a decrease of 3.2% compared with the prior-year quarter. Increases in sales volumes were more than offset by unfavorable currency translation, lower sales pricing, and lower sales in Venezuela due primarily to currency devaluation. Sales volumes increased in the coatings product group, primarily in the Americas with higher demands for new products. Sales decreased in the sealants product group primarily due to lower demand in Europe and lower contractual pricing.
Sales were $158.7 million for the six months, a decrease of 5.8% compared with the prior-year period. Increases in sales volumes were more than offset by unfavorable currency translation, lower sales pricing and lower sales in Venezuela due primarily to the devaluation of the local currency. Both coatings and closures sales increased compared with the prior year period, primarily in Latin America, while overall sealants sales decreased.
Segment Operating Income (SOI) and Margin—Darex

Gross profit was 30.2 million for the second quarter, a decrease of 2.9% compared with the prior-year quarter due primarily to the impact of Venezuela. Gross margin was 36.7% for the second quarter compared with 36.6% for the prior-year quarter. The increase was primarily due to lower raw material cost, favorable product mix and productivity.
Segment operating income was $18.1 million for the second quarter, a decrease of 10.0% compared with the prior-year quarter. The change was partially due to a $0.9 million decrease in Venezuela's Adjusted EBIT within the segment as a result of the devaluation of the local currency. Excluding Venezuela, segment operating income decreased 5.7%. Segment operating margin of 22.0% declined 160 basis points primarily due to higher general and administrative costs.
Gross profit was $58.3 million for the six months, an increase of 1.7% compared with the prior-year period. Gross margin increased from 34.0% to 36.7% primarily due to lower raw material cost, favorable product mix and productivity.
Segment operating income was $35.3 million for the six months, an increase of 0.6% from the prior-year period. The increase was primarily due to higher gross profit, operating leverage and $0.9 million decrease in Venezuela's Adjusted EBIT. Excluding Venezuela, segment operating income decreased 2.0%. Segment operating margin of 22.2% increased 140 basis points.

Corporate Overview
Corporate costs include certain functional costs, impacts of foreign exchange related primarily to Venezuela and other corporate costs such as certain performance-based incentive compensation and public company costs. Corporate costs for the second quarter and six months of 2016 increased $3.5 million and $5.5 million, respectively, compared to the same prior-year periods. The increases were partially due to foreign exchange losses in Venezuela in both the second quarter and six months compared with the prior year periods. In addition, higher incentive compensation and public company costs incurred post-Separation exceeded the same costs allocated by Grace pre-Separation, contributing to the increases in the second quarter and six months compared with the prior-year periods.
Defined Benefit Pension and Gain on Termination and Curtailments
Certain pension costs for the second quarter and six months were $2.0 million and $4.2 million, respectively compared with $1.3 million and $2.5 million, respectively for the corresponding prior-year periods. Actual pension costs incurred by GCP as a stand-alone company post-Separation were higher than the pension costs allocated by Grace in the periods prior to the Separation, resulting in the increase from the prior year for both periods.

Pension mark-to-market and other related costs, net for the six months were $2.7 million compared with $0.5 million in the prior year. The $2.2 million increase was primarily due to a $2.4 million liability recorded in the first quarter of 2016 relating to a U.S. multi-employer plan that GCP participants withdrew from, triggering a partial withdrawal under ERISA rules.
Gain on termination and curtailment of pension and other post-retirement plans of $2.4 million for the second quarter was comprised of a gain on termination and curtailment of a non-US pension plan of $1.4 million and a $1.0 million gain on curtailment of a U.S. other post-retirement plan.
Restructuring and Repositioning Expenses
GCP incurred $0.1 million and $1.0 million of restructuring expenses during the second quarter and six months ended June 30, 2016 compared with $3.3 million and $7.6 million for the corresponding prior-year periods. The decrease was due to fewer restructuring actions in 2016 compared to 2015.
Post-Separation, GCP has incurred expenses related to the transition to becoming a stand-alone public company. These costs are expected to range from $13.0 million to $15.0 million with substantially all of these expenses expected to be incurred within 12 months of the Separation. Repositioning expenses for the three and six months ended June 30, 2016, were as follows:

(In millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Professional fees	$2.1	$4.2
Software and IT implementation fees	1.7	1.7
Employee-related costs	0.9	3.1
Total	$4.7	$9.0
We exclude restructuring and repositioning expenses from Adjusted EBIT.
Interest and Financing Expenses
Net interest and financing expenses were $17.7 million and $30.2 million for the second quarter and six months, compared to $0.8 million and $1.1 million in the corresponding prior-year periods, primarily due to issuance of $525 million in senior notes and $275 million in term loans during the 2016 first quarter.
Income Taxes
The income tax provision at the U.S. federal corporate rate of 35% for the six months and the prior-year period would have been $24.2 million and $31.3 million, respectively. The primary differences between these amounts and the recorded provision for income taxes of $21.2 million and $41.4 million, respectively, are, in the current period, the benefit of lower tax rates in foreign jurisdictions and a provision for state income taxes, net of the related federal benefit; and in the prior-year period, a provision for separation-related repatriation of foreign earnings, partially offset with a benefit of lower tax rates in foreign jurisdictions. Our effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which we are subject to tax.
As of June 30, 2016, the Company has the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States.
In 2015, in connection with the Separation, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. In 2015, on a stand-alone basis (see Principles of Combination and Basis of Presentation), GCP incurred $19.9 million in tax expense as a result of such repatriation, increasing our 2015 effective tax rate by 15.9% when compared to the U.S. federal statutory rate. The tax effect of the repatriation is determined by several variables including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.

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
See Note 4 to the Consolidated Financial Statements for additional information regarding income tax.

Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2016.
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
Cash Resources and Available Credit Facilities
At June 30, 2016, we had available liquidity of $422.3 million, consisting of $136.2 million in cash and cash equivalents ($38.7 million in the U.S.), $244.0 million available under our revolving credit facility, and $42.1 million of available liquidity under various non-U.S. credit facilities.
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
We expect to meet U.S. cash and liquidity requirements with cash that was on hand at time of Separation, cash we expect to generate during 2016 and thereafter, future borrowings if any, and other available liquidity including royalties and service fees from our foreign subsidiaries. We may also repatriate future foreign earnings if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and to meet our debt obligations in the U.S.

The following table summarizes our non-U.S. credit facilities as of June 30, 2016:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$11.5	$5.5	2/3/2017
India	10.0	2.5	2/3/2017
Brazil	8.0	8.0	Various through 2016
Singapore	7.6	7.6	2/3/2017
Australia	6.0	1.2	2/3/2017
Canada	5.8	2.8	2/3/2017
Turkey	3.9	2.8	Open end
Other countries	12.8	11.7	Open end
Total	$65.6	$42.1
Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by operating activities	$52.0	$44.5
Net cash used for investing activities	(24.4)	(10.0)
Net cash provided by financing activities	9.2	1.3
Effect of currency exchange rate changes on cash and cash equivalents	0.8	(9.9)
Increase in cash and cash equivalents	37.6	25.9
Cash and cash equivalents, beginning of period	98.6	120.9
Cash and cash equivalents, end of period	$136.2	$146.8
Net cash provided by operating activities for the six months was $52.0 million, compared with $44.5 million for the prior-year period. The year-over-year change was primarily due to a timing difference in the cash settlement of the interest payable related to our senior notes, which were issued in fiscal 2016, as well as timing differences in the cash settlement of our other assets and liabilities, partially offset by an increase in cash paid for repositioning expenses.
Net cash used for investing activities for the six months was $24.4 million, compared with $10.0 million for the prior-year period. The year-over-year change was primarily due to an increase in capital expenditures and a decrease in receipts of payment from Grace.
Net cash provided by financing activities for the six months was $9.2 million, compared with $1.3 million in the prior-year period. The year-over-year change in cash flow was primarily due to proceeds from the issuance of bonds and indebtedness incurred during the first quarter, partially offset by a distribution paid to Grace in connection with the Separation.
Included in net cash provided by operating activities for the six months ended June 30, 2016 and June 30, 2015, are restructuring payments of $2.4 million and $5.1 million, respectively, and repositioning payments of $10.1 million for the second quarter 2016 for professional fees and employee-related costs. These cash flows totaled $12.5 million and $5.1 million for the six months and prior-year period, respectively. We do not include these cash flows when evaluating the performance of our businesses.
Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2016 was $808.2 million. See Note 3, Debt and Other Financial Instruments to the Consolidated Financial Statements for additional information regarding our debt.

See Note 7, Commitments and Contingent Liabilities to the Consolidated Financial Statements for a discussion of Financial Assurances.
Employee Benefit Plans
See Note 5 to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.
Multiemployer Benefit Plans
Prior to the Separation, Grace sponsored funded and unfunded defined benefit pension and other postretirement benefit plans that GCP employees and employees from other Grace businesses participated in (the “Shared Plans”). For purposes of the financial statements in periods prior to the Separation, the Shared Plans were accounted for as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of these plans in periods presented prior to the Separation.

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
Defined Benefit Pension Plans
In the six months, we made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $1 million. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $1.2 million to these plans during the six months compared with $0.9 million during the prior-year period.
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
Venezuela
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. The official exchange rate (CENCOEX) of 4.3 was used to remeasure our financial statements from bolivars to U.S. dollars upon Venezuela's designation as a highly inflationary economy. The operating environment in Venezuela is challenging, with high inflation, governmental restrictions in the form of currency exchange, price and margin controls, importation of raw materials, labor unrest, and the possibility of government actions such as further devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit our ability to repatriate earnings and the Venezuela subsidiary’s ability to remit dividends and pay intercompany balances at any official exchange rate or at all.
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
In mid-February 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM, which is expected to be a floating exchange rate. The DICOM rate was 617 bolivars to one U.S. dollar at the end of the second quarter 2016, a 146% increase from the rate at the end of the first quarter of 2016. Accordingly, in the second quarter of 2016, we recorded a $2.6 million loss within "Other expense, net" in the Consolidated Statements of Operations to reflect the further devaluation of the net monetary and non-monetary asset position using the DICOM rate.
As of June 30, 2016, we had approximately $2.2 million of net monetary and non-monetary assets in our Venezuela subsidiary held in local currency, consisting primarily of cash and cash equivalents, trade accounts receivable, prepaid assets, inventory, accounts payable and other current liabilities. We believe, based on unofficial, open market exchange rates, the DICOM rate will likely continue to increase in 2016 and beyond, which would adversely impact our financial results. For illustrative purposes only, using a hypothetical increase in the DICOM rate to 1,000, we would record a loss of approximately $0.9 million based on the local currency net monetary and non-monetary asset position of the Venezuela subsidiary as of June 30, 2016. Additionally, our net sales and net earnings would be adversely impacted by the further devaluation.
SCC and Darex have operated in Venezuela for several decades, with sales in that country representing approximately 8% and 4%, respectively, of each segment’s sales in 2015. During the second quarter of 2016, net sales in our Venezuela subsidiary were less than 1% of GCP’s total net sales, primarily due to the currency devaluation in the third quarter of 2015. The following table presents net sales, gross profit, and Adjusted EBIT for our Venezuelan subsidiary for the three and six months ended June 30, 2016 compared to the same periods in the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net sales	$3.7	$15.7	$5.9	$27.1
Gross profit	1.7	5.3	3.2	9.4
Adjusted EBIT	(1.3)	3.4	(1.2)	6.0
The inability to use the Venezuela cash outside the country has not had a material impact on our ability to finance our global operations or meet our debt obligations.
Critical Accounting Estimates
See the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting estimates.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their potential effect on our results of operations, financial position and related disclosures.

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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: August 11, 2016	By:	/s/ GREGORY E. POLING
Gregory E. Poling President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2016	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.