Form 10-Q
period 2017-03-31
GCP Applied Technologies Inc.
filed 2017-05-09
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2017
Common Stock, $0.01 par value per share	71,465,608 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Net sales	$225.3	$237.7
Cost of goods sold	140.0	144.5
Gross profit	85.3	93.2
Selling, general and administrative expenses	72.8	63.4
Research and development expenses	4.8	4.1
Interest expense and related financing costs	17.0	12.5
Repositioning expenses	2.0	4.3
Restructuring expenses	1.1	0.9
Other income (expense), net	1.0	(0.1)
Total costs and expenses	98.7	85.1
(Loss) income from continuing operations before income taxes	(13.4)	8.1
Provision for income taxes	(11.6)	(1.7)
(Loss) income from continuing operations	(25.0)	6.4
Income from discontinued operations, net of income taxes	8.1	11.8
Net (loss) income	(16.9)	18.2
Less: Net income attributable to noncontrolling interests	—	(0.4)
Net (loss) income attributable to GCP shareholders	$(16.9)	$17.8
Amounts Attributable to GCP Shareholders:
(Loss) income from continuing operations attributable to GCP shareholders	(25.0)	6.0
Income from discontinued operations, net of income taxes	8.1	11.8
Net (loss) income attributable to GCP shareholders	$(16.9)	$17.8
Earnings Per Share Attributable to GCP Shareholders
Basic earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.35)	$0.08
Income from discontinued operations, net of income taxes	$0.11	$0.17
Net (loss) income attributable to GCP shareholders	$(0.24)	$0.25
Weighted average number of basic shares	71.2	70.6
Diluted earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.35)	$0.08
Income from discontinued operations, net of income taxes	$0.11	$0.17
Net (loss) income attributable to GCP shareholders	$(0.24)	$0.25
Weighted average number of diluted shares	71.2	70.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$109.5	$146.1
Trade accounts receivable, less allowance of $4.6 (2016—$4.5)	169.4	166.6
Inventories	101.3	89.3
Other current assets	53.1	42.9
Current assets held for sale	120.3	108.9
Total Current Assets	553.6	553.8
Properties and equipment, net	191.5	192.2
Goodwill	115.1	114.9
Technology and other intangible assets, net	51.0	52.6
Deferred income taxes	59.0	76.9
Overfunded defined benefit pension plans	22.0	21.2
Other assets	23.7	22.4
Noncurrent assets held for sale	61.8	55.8
Total Assets	$1,077.7	$1,089.8
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Debt payable within one year	$37.9	$47.9
Accounts payable	104.7	95.4
Other current liabilities	96.9	119.5
Current liabilities held for sale	54.8	48.7
Total Current Liabilities	294.3	311.5
Debt payable after one year	782.7	783.0
Deferred income taxes	5.9	6.6
Unrecognized tax benefits	10.9	9.7
Underfunded and unfunded defined benefit pension plans	86.2	83.2
Other liabilities	13.8	13.9
Noncurrent liabilities held for sale	21.6	20.9
Total Liabilities	1,215.4	1,228.8
Commitments and Contingencies - Note 7
Stockholders' (Deficit) Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 71,450,751	0.7	0.7
Paid-in capital	17.2	11.0
Accumulated deficit	(21.6)	(4.7)
Accumulated other comprehensive loss	(135.0)	(147.6)
Treasury stock	(3.0)	(2.1)
Total GCP's Shareholders' (Deficit) Equity	(141.7)	(142.7)
Noncontrolling interests	4.0	3.7
Total Stockholders' (Deficit) Equity	(137.7)	(139.0)
Total Liabilities and Stockholders' (Deficit) Equity	$1,077.7	$1,089.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net (loss) income	$(16.9)	$18.2
Other comprehensive income (loss):
Currency translation adjustments	12.6	3.9
Loss from hedging activities, net of income taxes	—	(0.2)
Total other comprehensive income attributable to noncontrolling interests	—	0.2
Total other comprehensive income	12.6	3.9
Comprehensive (loss) income	(4.3)	22.1
Less: Comprehensive income attributable to noncontrolling interests	—	(0.6)
Comprehensive (loss) income attributable to GCP shareholders	$(4.3)	$21.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2015	—	$—	—	$—	$—	$—	$598.3	$(127.7)	$3.5	$474.1
Net income	—	—	—	—	—	10.6	7.2	—	0.4	18.2
Net transfer to parent	—	—	—	—	—	—	(677.9)	—	—	(677.9)
Issuance of common stock and reclassification of net parent investment in connection with Separation	70.5	0.7	—	—	—	(73.1)	72.4	—	—	—
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	0.7	—	—	—	—	0.7
Exercise of stock options	0.2	—	—	—	0.6	—	—	—	—	0.6
Treasury stock purchased under GCP 2016 Stock Incentive Plan	—	—	0.1	(1.7)	—	—	—	—	—	(1.7)
Other comprehensive income	—	—	—	—	—	—	—	3.7	0.2	3.9
Balance, March 31, 2016	70.8	$0.7	0.1	$(1.7)	$1.3	$(62.5)	$—	$(124.0)	$4.1	$(182.1)
Balance, December 31, 2016	71.2	$0.7	0.1	$(2.1)	$11.0	$(4.7)	$—	$(147.6)	$3.7	$(139.0)
Net loss	—	—	—	—	—	(16.9)	—	—	—	(16.9)
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.1	—	—	—	—	2.1
Exercise of stock options	0.3	—	—	—	4.1	—	—	—	—	4.1
Treasury stock purchased under GCP 2016 Stock Incentive Plan	—	—	—	(0.9)	—	—	—	—	—	(0.9)
Other comprehensive income	—	—	—	—	—	—	—	12.6	—	12.6
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2017	71.6	$0.7	0.1	$(3.0)	$17.2	$(21.6)	$—	$(135.0)	$4.0	$(137.7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net (loss) income	$(16.9)	$18.2
Less: Income from discontinued operations	8.1	11.8
(Loss) income from continuing operations	(25.0)	6.4
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	8.4	7.4
Amortization of debt discount and financing costs	0.8	0.5
Stock-based compensation expense	2.1	1.1
Currency and other losses in Venezuela	0.1	0.1
Deferred income taxes	8.5	(7.4)
(Gain) loss on disposal of property and equipment	(0.8)	0.7
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(0.4)	(5.5)
Inventories	(12.7)	(1.0)
Accounts payable	16.7	7.3
Pension assets and liabilities, net	1.9	1.1
Other assets and liabilities, net	(27.6)	(2.5)
Net cash (used in) provided by operating activities from continuing operations	(28.0)	8.2
Net cash provided by operating activities from discontinued operations	14.3	16.3
Net cash (used in) provided by operating activities	(13.7)	24.5
INVESTING ACTIVITIES
Capital expenditures	(12.7)	(12.7)
Other investing activities	2.9	0.1
Net cash used in investing activities from continuing operations	(9.8)	(12.6)
Net cash used in investing activities from discontinued operations	(2.4)	(1.0)
Net cash used in investing activities	(12.2)	(13.6)
FINANCING ACTIVITIES
Borrowings under credit arrangements	1.6	283.1
Repayments under credit arrangements	(13.0)	(9.1)
Proceeds from issuance of notes	—	525.0
Cash paid for debt financing costs	—	(18.2)
Share repurchase under GCP 2016 Stock Incentive Plan	(0.9)	(1.7)
Proceeds from exercise of stock options	3.5	0.2
Transfers to parent, net	—	(758.7)
Net cash (used in) provided by financing activities from continuing operations	(8.8)	20.6
Net cash provided by (used in) financing activities from discontinued operations	0.4	(5.8)
Net cash (used in) provided by financing activities	(8.4)	14.8
Effect of currency exchange rate changes on cash and cash equivalents	2.8	2.4
(Decrease) increase in cash and cash equivalents	(31.5)	28.1
Cash and cash equivalents, beginning of period	163.3	98.6
Cash and cash equivalents, end of period	131.8	126.7
Less: Cash and cash equivalents of discontinued operations	22.3	15.9
Cash and cash equivalents of continuing operations, end of period	$109.5	$110.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
On January 27, 2016, GCP entered into a separation and distribution agreement pursuant to which W.R. Grace & Co. ("Grace") agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the then-outstanding shares of Company common stock, at which time GCP became an independent public company and its common stock listed and began trading under the symbol "GCP" on the New York Stock Exchange.
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through two operating segments. Specialty Construction Chemicals ("SCC") manufactures and markets concrete admixtures and cement additives. Specialty Building Materials ("SBM") manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, fireproofing and other products designed to protect the building envelope.
On March 2, 2017, GCP announced the sale of its Darex Packaging Technologies ("Darex") business to Henkel AG & Co. KgaA (“Henkel”). As discussed further below under "Discontinued Operations," the results of operations for Darex have been excluded from continuing operations and segment results for all periods presented.
Basis of Presentation
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
The interim financial statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2016 Annual Report on Form 10-K. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results of operations for the year ending December 31, 2017.
Discontinued Operations    As noted above, on March 2, 2017, the Company entered into a final, binding and irrevocable offer letter (the "Offer Letter") with Henkel, pursuant to which Henkel made a binding offer to acquire Darex for approximately $1.05 billion (the "Acquisition"). Pursuant to the terms of the Offer Letter, following the conclusion of statutory employee consultation processes in connection with the Acquisition by the relevant works councils in France, the Company accepted Henkel’s offer and countersigned the Stock and Asset Purchase Agreement (the “Purchase Agreement”) with respect to the Acquisition on April 28, 2017. The Purchase Agreement was previously executed by Henkel. Completion of the Acquisition remains subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals.
In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex have been reclassified and reflected as "held for sale" on the Consolidated Balance Sheets for all periods presented. Additionally, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, the information throughout the Notes to the Consolidated Financial Statements pertains only to the continuing operations of GCP. Refer to Note 14 for further discussion of the Acquisition.

Notes to Consolidated Financial Statements (Continued)

Use of Estimates    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. GCP's accounting measurements that are most affected by management's estimates of future events are:
•Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, that may arise from circumstances such as legal disputes, environmental remediation, product liability claims, material commitments (refer to Note 7 to the Consolidated Financial Statements) and income taxes (refer to Note 4 to the Consolidated Financial Statements);
•Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (refer to Note 5 to the Consolidated Financial Statements); and
•Realization values of net deferred tax assets, which depend on projections of future taxable income (refer to Note 4 to the Consolidated Financial Statements).
Reclassifications    Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
Income Tax    As a global enterprise, GCP is subject to a complex array of tax regulations and must make assessments of applicable tax law and judgments in estimating its ultimate income tax liability. Refer to Note 4 for details regarding estimates used in accounting for income tax matters including unrecognized tax benefits.
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

Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2010, GCP began to treat Venezuela as a highly inflationary economy. As a result, the functional currency of its Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. Effective September 30, 2015, the Company began accounting for its results in Venezuela at the SIMADI rate. In mid-February 2016, changes to the currency exchange systems were announced that eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM. The DICOM rate was 708 bolivars to one U.S. dollar at March 31, 2017, an increase of approximately 4.9% from the rate at December 31, 2016, resulting in an immaterial impact on income from continuing operations.

In March 2017, the Venezuelan government announced that a new exchange rate would be introduced to replace the DICOM rate, although further details have not been publicly announced. Management believes the new exchange rate would result in a further devaluation of the local currency and additional currency remeasurement losses in net income. At March 31, 2017, monetary net assets denominated in local currency within the Company's Venezuela subsidiary were $8.7 million, of which $5.0 million has been reflected as "held for sale" on the Consolidated Balance Sheet.
During the quarter ended March 31, 2017, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Standards
Business Combinations
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction does not involve a business. The standard is effective for the Company on January 1, 2018, with early application permitted for certain transactions. GCP will consider the provisions of this update in conjunction with qualifying transactions in periods subsequent to March 31, 2017, as applicable.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new requirements were to be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, deferring the effective date by one year but permitting adoption as of the original effective date. The revised standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The standard will be effective for the Company on January 1, 2018.

Notes to Consolidated Financial Statements (Continued)

In addition to the expanded disclosures regarding revenue, this guidance may impact timing of revenue recognition in some arrangements with variable consideration or contracts for the sale of goods and services. GCP is currently evaluating the available transition methods and the potential impact of the standard on its Consolidated Financial Statements and related disclosures. Specifically, management has established a mutli-disciplinary project team to evaluate and implement Topic 606, and the project team is currently collecting information from key organizational stakeholders to identify revenue streams for focused individual contract analysis.
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

Other new pronouncements issued but not effective until after March 31, 2017 are not expected to have a material impact on the Company's financial position, results of operations or liquidity.
Recently Adopted Accounting Standards
Pension and Other Postretirement Benefit Costs
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes certain presentation and disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The amendments in this ASU require entities to (1) report the service cost component of net periodic pension/postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period; (2) capitalize only the service cost component of net periodic pension/postretirement benefit cost (when applicable); and (3) present other components of net periodic pension/postretirement benefit cost separately from the service cost component and outside a subtotal of income from operations (if applicable). The standard is effective for the Company on January 1, 2018, with early adoption permitted as of January 1, 2017.
GCP elected to early adopt this standard in the first quarter of 2017 and has reflected only the service cost component of net periodic pension/postretirement benefit cost in "Cost of goods sold" and presented the other components of net periodic pension/postretirement benefit cost in "Other (income) expense, net," within the Consolidated Statements of Operations. In accordance with the standard, GCP utilized prior period footnote disclosures as a practical expedient to apply these retrospective presentation requirements and will prospectively apply the capitalization requirements. GCP's adoption of this standard did not have a material effect on the accompanying Consolidated Financial Statements.
Inventory
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The update requires that inventory be measured at the lower of cost or net realizable value for entities using first-in, first-out ("FIFO") or average cost methods. The new requirements are effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. GCP adopted this standard for the 2017 first quarter and there were no material effects on the accompanying Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

2. Inventories
Inventories are stated at the lower of cost or net realizable value. GCP determines cost using the FIFO methodology. Inventories presented on GCP's Consolidated Balance Sheets consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Raw materials	$35.9	$35.7
In process	3.4	3.6
Finished products and other	62.0	50.0
Total inventories	$101.3	$89.3
Included above as "other" within "Finished products and other" are finished products purchased rather than produced by GCP of $12.7 million and $10.9 million as of March 31, 2017 and December 31, 2016, respectively.
3. Debt and Other Financial Instruments
Components of Debt

(In millions)	March 31, 2017	December 31, 2016
9.5% Senior Notes due 2023, net of unamortized debt issuance costs of $7.1 at March 31, 2017 (2016—$7.3)	$517.9	$517.7
Term Loan due 2022, net of unamortized discount of $2.3 and unamortized debt issuance costs of $4.1 at March 31, 2017 (1) (2016—$2.4, $4.3)	265.9	266.2
Revolving credit facility due 2021(2)	15.0	25.0
Other borrowings(3)	21.8	22.0
Total debt	820.6	830.9
Less debt payable within one year	37.9	47.9
Debt payable after one year	$782.7	$783.0
Weighted average interest rates on total debt	7.7%	7.5%
__________________________

(1)	Interest at LIBOR +325 bps with a 75 bps LIBOR floor at March 31, 2017.

(2)	Interest at LIBOR +200 bps at March 31, 2017.

(3)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
The principal maturities of debt outstanding (net of unamortized discounts and debt issuance costs) at March 31, 2017, were as follows:

(In millions)
2017	$37.1
2018	3.4
2019	3.4
2020	3.4
2021	2.8
Thereafter	770.5
Total debt	$820.6

Notes to Consolidated Financial Statements (Continued)

Credit Agreement
On February 3, 2016, GCP entered into a credit agreement (the “Credit Agreement”) that provides for senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, consisting of:

(a)	term loan (the “Term Loan”) in an aggregate principal amount of $275.0 million maturing in 2022; and

(b)	$250.0 million revolving credit facility (the "Revolving Loan") due in 2021.
The Term Loan principal balance is scheduled to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount, with the balance due upon the maturity date.
The Credit Agreement contains customary affirmative covenants, including, but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; and (vii) a maximum total leverage ratio. Certain debt covenants may restrict the entity's ability as it relates to dividends, acquisitions and other borrowings. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Term Loan and Revolving Credit Facility; the Company was in compliance with all terms as of March 31, 2017.
Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests. There are no events of default as of March 31, 2017.
The Credit Facilities are secured on a first priority basis by a perfected security interest in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property (specifically properties in Chicago, Illinois and Mount Pleasant, Tennessee) of the Company, a pledge of 100% of the equity of each material U.S. subsidiary of the Company and 65% of the equity of the United Kingdom holding company.
During 2016, GCP refinanced the existing Credit Agreement with a syndicate of banks (the “Amended Credit Agreement”). The Amended Credit Agreement reduced the interest rate margins applicable to the Term Loan from base rate plus a margin of 3.5% or LIBOR plus a margin of 4.5% to a base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25% at GCP’s option. The outstanding principal balance was replaced by a like aggregate principal balance with substantially similar terms to the Credit Agreement.
The interest rate per annum applicable to the Revolving Loan is equal to, at GCP’s option, either a base rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0%, in either case based upon the total leverage ratio of GCP and its restricted subsidiaries. During 2016, GCP borrowed $25.0 million on its Revolving Loan and used the funds, together with cash on hand, to acquire Halex Corporation. Of the $25.0 million draw, $15.0 million was outstanding as of March 31, 2017 alongside approximately $9 million in outstanding letters of credit, which reduced available credit under that facility to $226.0 million.
The summary above of the Credit Agreement and Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which have been filed with the SEC.
Senior Notes
On January 27, 2016, GCP issued $525.0 million aggregate principal amount of 9.5% Senior Notes due 2023 (the “Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year.

Notes to Consolidated Financial Statements (Continued)

The Notes were issued subject to covenants that limit the Company's and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets, (ii) incur additional debt (iii) sell certain assets (iv) make certain investments and acquisitions, merge or sell or otherwise dispose of all or substantially all assets.
Divestiture of Darex
As discussed in Note 1, on March 2, 2017, the Company entered into the Offer Letter with Henkel, pursuant to which Henkel made a binding offer to acquire Darex for approximately $1.05 billion, subject to working capital and certain other adjustments. The proposed sale of Darex is a permitted transaction under the Company's Credit Agreement and the Indenture governing the Notes. Under the Credit Agreement and Indenture, the Company would be required to use any net cash proceeds from the proposed sale of Darex to prepay debt or make investments in its business over a period of approximately 18 months. Refer to Note 14 for further discussion of the proposed sale of Darex.
During 2016, GCP incurred debt issuance costs relating to issuance of the Notes, Term Loan, and Revolving Loan of $8.0 million, $5.0 million and $5.2 million, respectively. GCP deducted the debt issuance costs relating to the Notes and the Term Loan from the carrying amounts presented on its Consolidated Balance Sheet and is amortizing those costs over the terms of the underlying obligations.
GCP classified debt issuance costs relating to the Revolving Loan in "Other assets" on its Consolidated Balance Sheet and is amortizing those costs over the term of the Revolving Loan. The unamortized portion of these costs was $4.0 million as of March 31, 2017 and $4.2 million as of December 31, 2016.
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
Debt Fair Value
At March 31, 2017, the carrying amounts and fair values of GCP's debt were as follows:

	March 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.5% Senior Notes due 2023	$517.9	$595.7	$517.7	$603.1
Term Loan due 2022	265.9	268.9	266.2	274.6
Revolving credit facility due 2021	15.0	15.0	25.0	25.0
Other borrowings	21.8	21.8	22.0	22.0
Total debt	$820.6	$901.4	$830.9	$924.7
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions. The decrease in fair value as of March 31, 2017 was due primarily to the Federal Reserve raising the federal funds target rate during the first quarter of 2017.

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes
The income tax provision on continuing operations for the three months ended March 31, 2017 and 2016 was $11.6 million and $1.7 million, respectively, representing effective tax rates of (86.6%) and 21.0%, respectively. The increase in the effective tax rate for the three month period of 107.6 percentage points compared to the same period in 2016 was primarily due to the recording of valuation allowances against certain U.S., Brazil, and Turkey deferred tax assets and a change in the Company’s assertion that it is indefinitely reinvested in Mexico, as further discussed below. The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and GCP’s overall income tax rate is summarized below.

	Three Months Ended March 31,
(In millions)	2017	2016
Tax provision at U.S. federal income tax rate	$(4.7)	$2.8
Change in provision resulting from:
Valuation allowance	13.8	—
Tax on undistributed foreign earnings	1.9	—
Effect of tax rates in foreign jurisdictions	0.7	(0.6)
Permanent items and other	(0.1)	(0.5)
Provision for income taxes	$11.6	$1.7
For the three months ended March 31, 2017 and 2016, GCP recorded income tax expense on discontinued operations of $1.8 million and $5.9 million, respectively. Refer to Note 14 for further details.

As of December 31, 2016, GCP had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. During the first quarter of 2017, GCP determined it could no longer assert it is indefinitely reinvested in Mexico because that entity is anticipated to be sold as part of the Darex transaction. The tax associated with its outside book and tax basis difference in Mexico was recorded during the quarter as a discrete item resulting in a tax expense of $1.9 million. GCP believes that the anticipated sale of Darex is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2017 would not have occurred if not for the anticipated sale. As of March 31, 2017, GCP has the intent and ability to indefinitely reinvest undistributed earnings of all its other foreign subsidiaries outside the United States. Subsequent to the anticipated sale of Darex, GCP expects undistributed prior-year earnings of its foreign subsidiaries to remain indefinitely reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

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

Notes to Consolidated Financial Statements (Continued)

In evaluating GCP's ability to realize its deferred tax assets, GCP considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to GCP for tax reporting purposes in the related jurisdiction. In estimating future taxable income, GCP relies upon assumptions and estimates about future activities, including the amount of future federal, state and foreign pretax operating income that GCP will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. GCP records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. During the first quarter of 2017, GCP determined it is more likely than not a portion of its deferred tax assets will not be realized. As a result, GCP recorded valuation allowances on those deferred tax assets during the quarter as discrete items, as they are significant, unusual and infrequent in nature. The allowances recorded relate to $4.3 million of U.S. foreign tax credit carryovers and $9.1 million and $0.4 million of Brazil and Turkey deferred tax assets, respectively, relating primarily to net operating loss carryovers. The determination to record the valuation allowances in the first quarter was made predominantly due to the anticipated sale of Darex and its impact on future taxable income and the ability to utilize those tax assets.
As also discussed in Note 1, on February 3, 2016 the Separation of Grace and GCP was completed. In conjunction with the Separation, GCP increased its deferred tax assets and prepaid taxes in the U.S. by approximately $74 million, which primarily relates to the step up in tax basis and transfer of a net pension liability.
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

During the first quarter of 2017, GCP reached a proposed favorable settlement with the Canada Revenue Agency for tax years 2007-2015. As a result of the proposed settlement, a tax benefit of $1.5 million, primarily for an anticipated refund of previously paid tax, was recorded during the quarter. GCP is required to pay Grace for the amount of the expected tax refund pursuant to the Tax Sharing Agreement in effect. GCP also recorded a charge to its U.S. deferred tax assets of $1.6 million related to the settlement due to the reduction of its step-up in tax basis. Both adjustments were recorded as discrete tax items.

5. Pension Plans and Other Postretirement Benefit Plans
Postretirement Benefits Other Than Pensions    Prior to the Separation, Grace provided postretirement life insurance benefits for retired employees of certain U.S. business units and certain divested business units. GCP’s allocated income for these postretirement life insurance benefits plan was $1.2 million for the three months ended March 31, 2016. The postretirement life insurance benefits plan liability related to GCP employees who were participants in this plan at the time of Separation was legally transferred to GCP.
During the second half of 2016, GCP eliminated retiree life insurance benefits at the remaining bargaining locations and, as a result, did not recognize any related amounts in its Consolidated Statement of Operations for the three months ended March 31, 2017.
Pension Plans    GCP sponsors certain defined benefit pension plans, primarily in the U.S. and the U. K. in which GCP employees participate. GCP records an asset or liability to recognize the funded status of these pension plans in its Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans from continuing operations:

(In millions)	March 31, 2017	December 31, 2016
Overfunded defined benefit pension plans	$22.0	$21.2
Underfunded defined benefit pension plans	(57.7)	(55.6)
Unfunded defined benefit pension plans	(28.5)	(27.6)
Total underfunded and unfunded defined benefit pension plans	(86.2)	(83.2)
Pension liabilities included in other current liabilities	(0.5)	(0.4)
Net funded status	$(64.7)	$(62.4)
Overfunded plans include several advance-funded plans for which the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $22.0 million as of March 31, 2017, and the overfunded status is reflected as assets in "Overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. As of March 31, 2017, the combined balance of $86.7 million for the underfunded and unfunded plans included as liabilities in the Consolidated Balance Sheets is comprised of current and non-current components of $0.5 million in "Other current liabilities" and $86.2 million in "Underfunded and unfunded defined benefit pension plans," respectively.
Components of Net Periodic Benefit Cost (Income)

	Three Months Ended March 31,
	2017			2016
	Pension		Other Post Retirement	Pension		Other Post Retirement
(In millions)	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$1.9	$1.0	$—	$1.5	$0.9	$—
Interest cost	1.5	1.5	—	1.2	2.1	—
Expected return on plan assets	(1.4)	(1.7)	—	(1.2)	(2.3)	—
Amortization of prior service credit	—	—	—	—	—	(0.1)
Net periodic benefit cost (income)(1)	$2.0	$0.8	$—	$1.5	$0.7	$(0.1)
Less: Discontinued operations	—	0.2	—	—	0.3	—
Net periodic benefit cost (income) from continuing operations	$2.0	$0.6	$—	$1.5	$0.4	$(0.1)
_______________________________

(1)	Includes expense that was allocated to Grace of $0.1 million for the three months ended March 31, 2016.
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
Defined Contribution Retirement Plan    As part of the Separation, GCP established a defined contribution retirement plan for its employees in the U.S. This plan is qualified under section 401(k) of the U.S. tax code. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. GCP's costs included in selling, general and administrative expenses related to this benefit plan for the three months ended March 31, 2017 were $1.4 million, compared with GCP's allocation of the total cost related to this benefit plan for the three months ended March 31, 2016 of $1.0 million.

Notes to Consolidated Financial Statements (Continued)

6. Other Balance Sheet Accounts

(In millions)	March 31, 2017	December 31, 2016
Other Current Assets:
Non-trade receivables	$19.0	$19.9
Income tax receivable	18.0	10.6
Prepaid and other	16.1	12.4
Total other current assets	$53.1	$42.9

(In millions)	March 31, 2017	December 31, 2016
Other Current Liabilities
Customer volume rebates	$21.7	$30.5
Accrued compensation(1)	20.0	28.0
Income tax payable	5.3	6.7
Accrued interest	8.3	20.8
Pension liabilities	0.5	0.4
Other accrued liabilities	41.1	33.1
Total other current liabilities	$96.9	$119.5
________________________________

(1)	Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

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

Notes to Consolidated Financial Statements (Continued)

Environmental Matters    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP accrues for anticipated costs associated with response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. As of March 31, 2017, GCP did not have any material environmental liabilities.
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
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters and other matters. At March 31, 2017, GCP had gross financial assurances issued and outstanding of approximately $9 million, composed of standby letters of credit.
Lawsuits and Investigations    In Re: Library Gardens Balcony Litigation, Lead Case Beary v. Blackrock, Inc. Case No. RG15793054 was filed on November 12, 2015 in Alameda County Superior Court in California. It is the lead case in a consolidated lawsuit filed on behalf of six individuals who died and an additional seven individuals who were injured in a balcony collapse, which occurred on June 16, 2015 in Berkeley, California. The consolidated complaint names the Company as the sole party in the category of suppliers of materials and names twenty additional defendants in other categories, including categories for property owners, property managers, construction defendants, and development and design defendants. The consolidated complaint alleges product liability against the Company concerning one of its products. The plaintiffs seek unspecified monetary damages against all defendants and punitive damages only against the building owners, building manager and two construction company defendants. Discovery is ongoing and the trial date has been set for February 5, 2018. The Company intends to defend this action vigorously. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any, that might result from an adverse resolution of this matter.
In addition to the above, from time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows.
Accounting for Contingencies    Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed its risk and has made accounting estimates and disclosures as required under GAAP.
8. Restructuring and Repositioning Expenses
Restructuring Expenses
GCP's Board of Directors approves all major restructuring programs that may involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, GCP takes additional restructuring actions, including involuntary terminations that are not part of a major program. GCP accounts for these costs, which are reflected in "Restructuring expenses" in its Consolidated Statements of Operations, in the period that the related liabilities are incurred. Restructuring expenses are excluded from segment operating income.
For the first quarter of 2017, GCP incurred $1.1 million ($0.8 million in SCC and $0.3 million in SBM) of restructuring expenses, which were comprised primarily of severance-related costs associated with the Separation, as well as costs related to plant closures. For the prior-year quarter, GCP incurred $0.9 million ($0.5 million in SCC and $0.4 million in SBM) of restructuring expenses related to the Separation.

Notes to Consolidated Financial Statements (Continued)

GCP had restructuring liabilities of $1.6 million as of March 31, 2017 and $1.1 million as of December 31, 2016 primarily related to severance actions taken during the periods. GCP expects to pay substantially all costs related to its current restructuring programs by December 31, 2017.

Restructuring Liability (In millions)	Total
Balance, December 31, 2016	$1.1
Accruals for severance	0.8
Payments	(0.3)
Balance, March 31, 2017	$1.6
Repositioning Expenses
Post-Separation, GCP has incurred expenses related to its transition to a stand-alone public company. The Company expects to incur these repositioning expenses, ranging from $18.0 million to $20.0 million, by the end of the second quarter of 2017. Repositioning expenses primarily relate to the following:

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
For the three months ended March 31, 2017, GCP incurred repositioning expenses as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Professional fees	$1.4	$2.1
Software and IT implementation fees	0.3	—
Employee-related costs	0.3	2.2
Total	$2.0	$4.3
GCP accounts for these costs, which are reflected in "Repositioning expenses" in the accompanying Consolidated Statements of Operations, in the period incurred. Substantially all of these costs have been or are expected to be settled in cash. Total cash payments for the three months ended March 31, 2017 were $1.1 million for repositioning expenses and $0.8 million for related capital expenditures.

Notes to Consolidated Financial Statements (Continued)

9. Other Comprehensive Income
The following tables present the pre-tax, tax and after-tax components of GCP's other comprehensive income for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 (In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Currency translation adjustments	$12.6	—	$12.6
Other comprehensive income attributable to GCP shareholders	$12.6	$—	$12.6

Three Months Ended March 31, 2016 (In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$(0.1)	$—	$(0.1)
Assumption of net prior service credit	1.2	(0.4)	0.8
Assumption of net actuarial loss	(1.1)	0.4	(0.7)
Benefit plans, net	—	—	—
Currency translation adjustments	3.9	—	3.9
Loss from hedging activities	(0.2)	—	(0.2)
Other comprehensive income attributable to GCP shareholders	$3.7	$—	$3.7
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains (Losses) from Hedging Activities	Total
Beginning balance	$0.1	$(147.7)	$—	$(147.6)
Other comprehensive income before reclassifications	—	12.6	0.1	12.7
Amounts reclassified from accumulated other comprehensive income	—	—	(0.1)	(0.1)
Net current-period other comprehensive income	—	12.6	—	12.6
Ending balance	$0.1	$(135.1)	$—	$(135.0)

Three Months Ended March 31, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Gains (Losses) from Hedging Activities	Total
Beginning balance	$0.1	$(127.8)	$—	$(127.7)
Other comprehensive income (loss) before reclassifications	0.1	3.9	(0.5)	3.5
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	0.3	0.2
Net current-period other comprehensive income (loss)	—	3.9	(0.2)	3.7
Ending balance	$0.1	$(123.9)	$(0.2)	$(124.0)

Notes to Consolidated Financial Statements (Continued)

GCP is a global enterprise operating in over 35 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation adjustments reflect translation of the balance sheets valued in local currencies to the U.S. dollar as of the end of each period presented, and translation of revenues and expenses at average exchange rates for each period presented.
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
Total cash and non-cash stock-based compensation cost included in "(Loss) income from continuing operations before income taxes" on the Consolidated Statements of Operations is $2.7 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
During 2016, previously outstanding stock-based compensation awards granted under Grace’s equity compensation programs prior to the Separation were adjusted to reflect the impact of the Separation. To preserve the aggregate intrinsic value of those Grace awards, as measured immediately before and immediately after the Separation, each holder of Grace stock-based compensation awards generally received an adjusted award consisting of either (i) both a stock-based compensation award denominated in Grace equity as it existed subsequent to the Separation and a stock-based compensation award denominated in GCP equity or (ii) solely a stock-based compensation award denominated in the equity of the company at which the person was employed following the Separation. Adjusted awards consisting of stock-based compensation awards denominated in GCP equity are considered issued under the GCP 2016 Stock Incentive Plan. These adjusted awards generally will be subject to the same vesting conditions and other terms that applied to the original Grace awards before the Separation.
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
In accordance with certain provisions of the GCP 2016 Stock Incentive Plan, GCP repurchases shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employee. In the three months ended March 31, 2017 and 2016, GCP repurchased approximately 33,000 and 84,000 shares respectively, under these provisions. These purchases are reflected as "Treasury stock purchased under 2016 Stock Incentive Plan" in the Consolidated Statements of Equity (Deficit).
As of March 31, 2017, 656,205 shares of common stock were available for issuance under the GCP 2016 Stock Incentive Plan.
Stock Options
Stock options are non-qualified and are set at exercise prices not less than 100% of the market value on the date of grant (market value is the average of the high price and low price from that trading day). Stock option awards that relate to Grace stock options originally granted prior to the Separation have a contractual term of five years from the original date of grant. Stock option awards granted post-Separation have a contractual term of seven or ten years from the original date of grant. Generally, stock options vest in substantially equal amounts each year over three years from the date of grant.

Notes to Consolidated Financial Statements (Continued)

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
The following summarizes GCP's assumptions for estimating the fair value of stock options granted during 2017:

Assumptions used to calculate expense for stock option	Three Months Ended March 31, 2017
Risk-free interest rate	1.95 - 2.10%
Average life of options (years)	5.5 - 6.5
Volatility	31.42 - 31.96%
Dividend yield	—
Average fair value per stock option	$9.13
The following table summarizes GCP stock option activity for the three months ended March 31, 2017:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2016	2,122	$16.92	3.57	$20,748
Options exercised	325	12.73
Options forfeited/expired/canceled	4	18.79
Options granted	235	26.40
Outstanding, March 31, 2017	2,028	18.69	4.07	28,863
Exercisable March 31, 2017	814	$17.05	2.89	$5,776
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between GCP's closing stock price on the last trading day of March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. The intrinsic value of all options exercised in the three-month period ended March 31, 2017 was $12.9 million.
Total unrecognized stock-based compensation expense for stock options outstanding at March 31, 2017, was $3.0 million and the weighted-average period over which this expense will be recognized is approximately 1.2 years.
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

Notes to Consolidated Financial Statements (Continued)

GCP’s RSU activity for the three months ended March 31, 2017 is as follows:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	538	$17.22
RSUs settled	112	17.17
RSUs forfeited	1	16.90
RSUs granted	93	26.34
RSUs outstanding, March 31, 2017	518	$18.86
During the three months ended March 31, 2017, GCP distributed 79,134 shares and $0.9 million of cash to settle RSUs. GCP's expectations of future RSU vesting and settlement are as follows:

Year	Number of Shares Vesting (in thousands)	Settled in Cash	Settled in Stock
2017	31	—%	100%
2018	197	10%	90%
2019	262	—%	100%
2020	28	—%	100%
During the three months ended March 31, 2017, GCP granted 162,328 PBUs under the GCP 2016 Stock Incentive Plan to Company employees. These awards vest on February 2020 subject to continued employment through the payment date, and have a weighted average grant date fair value of $26.40. PBUs that were granted during the year ended December 31, 2016 under the GCP 2016 Stock Incentive Plan to Company employees remain outstanding as of March 31, 2017. These awards vest in February 2019 subject to continued employment through the payment date, and have a weighted average grant date fair value of $17.04. GCP anticipates that 100% of the PBUs will be settled in GCP common stock upon vesting. During the quarter ended March 31, 2017, none of these awards were forfeited.
PBUs granted in 2017 are measured based on a three-year cumulative adjusted diluted earnings per share metric that is modified up or down based on relative total shareholder return performance against the Russell 3000 Index. The number of shares ultimately provided to an employee who received a 2017 PBU grant will be based on Company performance against this measure, and can range from 0% to 200% of the target number of shares granted based upon the level of achievement of this measure. The awards will be settled in 2020 once actual performance, which is measured over fiscal years 2017-2019, is certified by the Compensation Committee.
PBUs and RSUs are recorded at fair value at the date of grant. The common stock-settled portion of each such award is considered an equity award, with the stock compensation expense being determined based on GCP’s stock price on the grant date. The cash settled portion of the award is considered a liability award with the liability being remeasured each reporting period based on GCP’s then current stock price. PBUs are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of the performance period.
As of March 31, 2017, $11.7 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of 1.5 years.

Notes to Consolidated Financial Statements (Continued)

11. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Numerators
Net (loss) income from continuing operations attributable to GCP shareholders	$(25.0)	$6.0
Income from discontinued operations, net of income taxes	$8.1	$11.8
Net (loss) income attributable to GCP shareholders	$(16.9)	$17.8
Denominators
Weighted average common shares—basic calculation	71.2	70.6
Dilutive effect of employee stock awards	—	0.3
Weighted average common shares—diluted calculation	71.2	70.9
Basic (loss) earnings per share
Net (loss) income from continuing operations attributable to GCP shareholders	$(0.35)	$0.08
Income from discontinued operations, net of income taxes	$0.11	$0.17
Net (loss) income attributable to GCP shareholders	$(0.24)	$0.25
Diluted (loss) earnings per share
Net (loss) income from continuing operations attributable to GCP shareholders	$(0.35)	$0.08
Income from discontinued operations, net of income taxes	$0.11	$0.17
Net (loss) income attributable to GCP shareholders	$(0.24)	$0.25
In 2016, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of GCP common stock outstanding on February 3, 2016 had been outstanding at the beginning of the period.
There were approximately 0.1 million anti-dilutive options and no anti-dilutive RSUs outstanding on a weighted-average basis for the three months ended March 31, 2017. There were approximately 0.6 million anti-dilutive options and 0.2 million anti-dilutive RSUs outstanding on a weighted average basis for the three months ended March 31, 2016.
During the three months ended March 31, 2017 and 2016, GCP repurchased approximately 33,000 shares and 84,000 shares of Company common stock for $0.9 million and $1.7 million, respectively, in connection with its equity compensation programs.

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

Notes to Consolidated Financial Statements (Continued)

Between January 1, 2016 and the Separation, GCP was allocated $2.0 million of general corporate expense, which is primarily included within "Selling, general and administrative expenses" in the accompanying Statement of Operations for the three months ended March 31, 2016.
Transition Services Agreement
In connection with the Separation, the Company entered into a transition services agreement pursuant to which GCP and Grace provide various services to each other on a temporary, transitional basis.
The services provided by Grace to GCP include information technology, treasury, tax administration, accounting, financial reporting, human resources and other services. Following the Separation, Grace has continued to provide some of these services on a transitional basis, generally for a period of up to 18 months from the date of Separation.
Tax Sharing Agreement
The Tax Sharing Agreement governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes (and any related interest, penalties or audit adjustments) reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries); and Grace is responsible for all U.S. federal, state and foreign income taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of the balance sheet date, GCP has included $3.7 million of indemnified receivables in "Other assets" and $2.4 million of indemnified payables in "Other current liabilities."
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
Parent Company Equity
Net transfers to parent are included within net parent investment on the Consolidated Statements of (Deficit) Equity. The components of the net transfers to parent as of March 31, 2016 are as follows:

(In millions)	2016
Cash pooling and general financing activities	$(690.8)
GCP expenses funded by parent	6.6
Corporate costs allocations	2.0
Provision for income taxes	4.3
Total net transfers to parent	(677.9)
Other, net	(80.8)
Transfers to parent, net, per Consolidated Statement of Cash Flows	$(758.7)
In the three months ended March 31, 2017, there were no adjustments to parent company equity. In 2016, "Other, net" includes the non-cash transfer from parent of approximately $44 million of net pension liabilities, approximately $23 million of fixed assets and the non-cash transfer of approximately $36 million of related-party debt, deferred tax items and other items.

Notes to Consolidated Financial Statements (Continued)

As discussed in Note 3, GCP used proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. This distribution is reflected as a component of transfers to parent in the table above.
13. Operating Segment Information
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through two operating segments. Specialty Construction Chemicals manufactures and markets concrete admixtures and cement additives. Specialty Building Materials manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, fireproofing, and other products designed to protect the building envelope.
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
Operating Segment Data

	Three Months Ended March 31,
(In millions)	2017	2016
Net Sales
Specialty Construction Chemicals	$134.0	$137.0
Specialty Building Materials	91.3	100.7
Total	$225.3	$237.7
Segment Operating Income
Specialty Construction Chemicals segment operating income	$8.6	$9.9
Specialty Building Materials segment operating income	15.2	27.8
Total segment operating income	$23.8	$37.7

Notes to Consolidated Financial Statements (Continued)

Reconciliation of Operating Segment Data to Financial Statements
Total segment operating income for the three months ended March 31, 2017 and 2016, is reconciled below to "(Loss) income from continuing operations before income taxes" presented in the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2017	2016
Total segment operating income	$23.8	$37.7
Corporate costs(1)	(10.2)	(7.7)
Certain pension costs	(2.6)	(1.9)
Repositioning expenses	(2.0)	(4.3)
Restructuring expenses	(1.1)	(0.9)
Pension MTM adjustment and other related costs, net	—	(2.7)
Third-party acquisition-related costs	(0.4)	—
Amortization of acquired inventory fair value adjustment	(1.5)	—
Tax indemnification adjustments	(2.4)	—
Net income attributable to noncontrolling interests	—	0.4
Interest expense, net	(17.0)	(12.5)
(Loss) income from continuing operations before income taxes	$(13.4)	$8.1
_______________________________

(1)
Corporate costs include approximately $3.0 million and $1.6 million of allocated costs in the three months ended March 31, 2017 and 2016, respectively, that were previously reported within the Darex operating segment. Such costs did not qualify to be reclassified to discontinued operations.

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
(In millions)	2017	2016
Net Sales
United States	$106.8	$106.0
Canada and Puerto Rico	5.1	6.6
Total North America	111.9	112.6
Europe Middle East Africa	45.5	55.1
Asia Pacific	51.2	54.9
Latin America	16.7	15.1
Total	$225.3	$237.7

Notes to Consolidated Financial Statements (Continued)

14. Discontinued Operations
As discussed in Note 1, on March 2, 2017, the Company entered into the Offer Letter with Henkel, pursuant to which Henkel made a binding offer (the "Offer") to acquire Darex for approximately $1.05 billion, subject to working capital and certain other adjustments. Pursuant to the terms of the Offer Letter, following the conclusion of statutory employee consultation processes in connection with the Acquisition by the relevant works councils in France, the Company accepted Henkel’s offer and countersigned the Purchase Agreement with respect to the Acquisition, which was previously executed by Henkel, on April 28, 2017. Completion of the Acquisition remains subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals. The Company has received antitrust clearances in the United States, Germany, Brazil, Russia and Austria and has filed for antitrust clearance in South Africa. The Acquisition is expected to close in the middle of 2017.
In accordance with applicable accounting guidance for the disposal of long-lived assets, Darex met the criteria to be classified as held for sale in the first quarter of 2017. As such, the assets and liabilities related to Darex have been reclassified and reflected as "held for sale" on the Consolidated Balance Sheets for all periods presented. Additionally, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
In connection with the Offer, the Company and Henkel also entered into a Transition Services Agreement pursuant to which Henkel and the Company will provide various services to each other in connection with the transition of the Darex business to Henkel. These services are expected to be performed for various periods up to 24 months following the closing date and include real estate, information technology, accounts payable, payroll, and other financial functions and administrative services. The agreed upon charges for such services will be generally intended to allow the servicing party to recover all out-of-pocket costs and expenses of providing such services.
Additionally, in connection with the Offer, the Company and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold to manufacture and prepare for shipping certain products related to product lines that will continue to be owned by the Company. These services are expected to be provided for a period of 24 months following the closing date, which can be further extended at that time.
"Income from discontinued operations, net of income taxes" in the accompanying Statements of Operations is comprised of the following:

	Three Months Ended March 31,
(In millions)	2017	2016
Net sales	$71.8	$76.4
Cost of goods sold	45.2	48.4
Selling, general and administrative expenses	14.8	7.9
Research and development expenses	1.1	1.2
Other non-operating income, net	0.8	1.2
Provision for income taxes	(1.8)	(5.9)
Income from discontinued operations, net of income taxes	$8.1	$11.8

Notes to Consolidated Financial Statements (Continued)

The carrying amounts of the major classes of assets and liabilities of Darex classified as "held for sale" as of March 31, 2017 and December 31, 2016 consist of the following:

(In millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$22.3	$17.2
Trade accounts receivable	48.1	50.5
Inventories	38.7	32.3
Other current assets	9.2	8.9
Current assets held for sale	118.3	108.9
Properties and equipment, net	41.0	40.0
Goodwill	4.7	4.4
Technology and other intangible assets, net	0.4	0.4
Deferred income taxes	7.9	6.4
Other assets	4.6	4.6
Noncurrent assets held for sale	58.6	55.8
Accounts payable	33.3	27.2
Other current liabilities	19.4	21.5
Current liabilities held for sale	52.7	48.7
Deferred income taxes	2.4	2.3
Underfunded and unfunded defined benefit pension plans	15.6	14.8
Other liabilities	3.5	3.8
Noncurrent liabilities held for sale	$21.5	$20.9
15. Subsequent Events
On May 8, 2017, GCP announced that it has signed a definitive agreement to acquire U.K.-based Stirling Lloyd for approximately $94 million in cash. The Company expects to fund the acquisition, in part, by drawing on its available credit facilities. Stirling Lloyd is a supplier of high-performance liquid waterproofing and coatings products with annual net sales of approximately $40 million. The Company expects to complete the transaction, which is subject to local regulatory approvals, in the second quarter of 2017.
On May 3, 2017, the Board of Directors approved an amendment to the Company's U.S. Salaried Pension Plan that closes the plan to new hires effective January 1, 2018 and freezes the accrual of plan benefits for all plan participants as of December 31, 2022. Management expects to recognize in 2017 a curtailment gain in the range of $4 million to $6 million as a result of this plan amendment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2017, as the "first quarter," the quarter ended March 31, 2016, as the "prior-year quarter." See Analysis of Operations for a discussion of our non-GAAP performance measures.
On March 2, 2017, GCP announced the sale of Darex to Henkel. The results of operations of the Darex segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Unless otherwise noted, the following discussion and analysis pertains only to our continuing operations.
Results of Operations
Summary Description of Business
We are engaged in the production and sale of specialty construction chemicals and specialty building materials through two operating segments:

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

We operate our business on a global scale with approximately 54.4% of our annual 2016 net sales from outside the United States. We conduct business in over 35 countries in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
On January 27, 2016, GCP entered into a separation and distribution agreement pursuant to which W.R. Grace & Co. ("Grace") agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the then-outstanding shares of Company common stock, at which time GCP became an independent public company and its common stock listed and began trading under the symbol "GCP" on the New York Stock Exchange.
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales decreased 5.2% to $225.3 million.

•
Net loss from continuing operations attributable to GCP shareholders was $25.0 million or $0.35 per diluted share, compared to net income from continuing operations attributable to GCP shareholders of $6.0 million or $0.08 per diluted share, for the prior-year quarter. Adjusted EPS was $(0.06) per diluted share compared to $0.15 in the prior-year quarter.

•	Adjusted EBIT decreased 60.9% to $11.0 million.

•	Adjusted EBIT Return On Invested Capital was 25.9% on a trailing four quarters basis compared with 37.2% for the 2016 first quarter.

Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter and three months compared with the corresponding prior-year quarter. Please refer to this Analysis of Operations (the “table”) when reviewing our Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves quarter-to-quarter comparability and provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes, as these measures provide additional transparency to our core operations.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be net income from continuing operations attributable to GCP shareholders adjusted for interest income; interest expense and related financing costs; income taxes; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; income and expense items related to certain product lines and investments; gains and losses on sales of businesses, product lines and certain other investments; third-party acquisition-related costs; the amortization of acquired inventory fair value adjustment; tax indemnification adjustments; and certain other items that are not representative of underlying trends. We use Adjusted EBIT to assess and measure our operating performance and in determining performance-based compensation. We use Adjusted EBIT as a performance measure because it provides improved quarter-to-quarter comparability for decision-making and compensation purposes and because it allows management to measure the ongoing earnings results of our strategic and operating decisions.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization. We use Adjusted EBITDA as a performance measure in making significant business decisions.
We define Adjusted Earnings Per Share (a non-GAAP financial measure) to be earnings per share ("EPS") from continuing operations on a diluted basis adjusted for costs related to restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected return on plan assets and amortization of prior service costs/credits; gains and losses on sales of businesses, product lines and certain other investments; third-party acquisition-related costs; other financing costs associated with the modification or extinguishment of debt; certain other items that are not representative of underlying trends; and certain discrete tax items. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis.
We define Adjusted Gross Profit (a non-GAAP financial measure) to be gross profit adjusted for pension-related costs. Adjusted Gross Margin means Adjusted Gross Profit divided by net sales. We use this performance measure to understand trends and changes and to make business decisions regarding core operations.
We define Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure) to be Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities. We use Adjusted EBIT Return On Invested Capital as a performance measure to review investments and to make capital allocation decisions.
Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted EBIT Return On Invested Capital and Adjusted Gross Margin do not purport to represent income measures as defined under U.S. GAAP. These measures are provided to investors and others to improve the quarter-to-quarter comparability and peer-to-peer comparability of our financial results and to ensure that investors understand the information we use to evaluate the performance of our businesses.

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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2017	2016	% Change
Net sales:
Specialty Construction Chemicals	$134.0	$137.0	(2.2)%
Specialty Building Materials	91.3	100.7	(9.3)%
Total GCP net sales	$225.3	$237.7	(5.2)%
Net sales by region:
North America	$111.9	$112.6	(0.6)%
Europe Middle East Africa (EMEA)	45.5	55.1	(17.4)%
Asia Pacific	51.2	54.9	(6.7)%
Latin America	16.7	15.1	10.6%
Total net sales by region	$225.3	$237.7	(5.2)%
Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$8.6	$9.9	(13.1)%
Specialty Building Materials segment operating income	15.2	27.8	(45.3)%
Corporate costs(B)	(10.2)	(7.7)	(32.5)%
Certain pension costs(C)	(2.6)	(1.9)	(36.8)%
Adjusted EBIT (non-GAAP)	11.0	28.1	(60.9)%
Repositioning expenses	(2.0)	(4.3)	53.5%
Restructuring expenses	(1.1)	(0.9)	(22.2)%
Pension MTM adjustment and other related costs, net	—	(2.7)	NM
Third-party acquisition-related costs	(0.4)	—	NM
Amortization of acquired inventory fair value adjustment	(1.5)	—	NM
Tax indemnification adjustments	(2.4)	—	NM
Interest expense, net	(17.0)	(12.5)	36.0%
Provision for income taxes	(11.6)	(1.7)	NM
Net (loss) income from continuing operations attributable to GCP shareholders (GAAP)	$(25.0)	$6.0	NM
Diluted EPS from continuing operations (GAAP)	$(0.35)	$0.08	NM
Adjusted EPS (non-GAAP)	$(0.06)	$0.15	NM

Analysis of Operations (In millions)	Three Months Ended March 31,
	2017	2016	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$47.8	$47.1	1.5%
Specialty Building Materials	39.5	46.6	(15.2)%
Adjusted Gross Profit (non-GAAP)	87.3	93.7	(6.8)%
Amortization of acquired inventory fair value adjustment	(1.5)	—	NM
Pension costs in cost of goods sold	(0.5)	(0.3)	(66.7)%
Total GCP Gross Profit (GAAP)	85.3	93.4	(8.7)%
Gross Margin:
Specialty Construction Chemicals	35.7%	34.4%	1.3 pts
Specialty Building Materials	43.3%	46.3%	(3.0) pts
Adjusted Gross Margin (non-GAAP)	38.7%	39.4%	(0.7) pts
Amortization of acquired inventory fair value adjustment	(0.7)%	—%	NM
Pension costs in cost of goods sold	(0.2)%	(0.1)%	(0.1) pts
Total GCP Gross Margin (GAAP)	37.8%	39.3%	(1.5) pts
Adjusted EBIT(A)(B)(C):
Specialty Construction Chemicals segment operating income	$8.6	$9.9	(13.1)%
Specialty Building Materials segment operating income	15.2	27.8	(45.3)%
Corporate and certain pension costs	(12.8)	(9.6)	(33.3)%
Total GCP Adjusted EBIT (non-GAAP)	11.0	28.1	(60.9)%
Depreciation and amortization:
Specialty Construction Chemicals	$5.1	$4.8	6.3%
Specialty Building Materials	2.9	2.2	31.8%
Corporate	0.4	0.4	—%
Total GCP	8.4	7.4	13.5%
Adjusted EBITDA:
Specialty Construction Chemicals	$13.7	$14.7	(6.8)%
Specialty Building Materials	18.1	30.0	(39.7)%
Corporate and certain pension costs	(12.4)	(9.2)	(34.8)%
Total GCP Adjusted EBITDA (non-GAAP)	19.4	35.5	(45.4)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	6.4%	7.2%	(0.8) pts
Specialty Building Materials	16.6%	27.6%	(11.0) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	4.9%	11.8%	(6.9) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	10.2%	10.7%	(0.5) pts
Specialty Building Materials	19.8%	29.8%	(10.0) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	8.6%	14.9%	(6.3) pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2017	March 31, 2016
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$125.3	$157.9
Invested Capital:
Trade accounts receivable	169.4	168.4
Inventories	101.3	79.2
Accounts payable	(104.7)	(93.3)
	166.0	154.3
Other current assets (excluding income taxes and related party loans receivable)	35.0	24.0
Properties and equipment, net	191.5	182.1
Goodwill	115.1	99.7
Technology and other intangible assets, net	51.0	32.7
Investment in unconsolidated affiliate	—	—
Other assets (excluding capitalized financing fees)	19.7	17.2
Other current liabilities (excluding income taxes, restructuring, repositioning and accrued interest)	(81.4)	(76.2)
Other liabilities (excluding other postretirement benefits liability)	(13.8)	(9.1)
Total invested capital	$483.1	$424.7
Adjusted EBIT Return On Invested Capital (non-GAAP)	25.9%	37.2%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	GCP's segment operating income includes only GCP's share of income of consolidated joint ventures.

(B)
Management allocates all costs within corporate to each segment to the extent such costs are directly attributable to the segments. Corporate costs include approximately $3.0 million and $1.6 million of allocated costs in the three months ended March 31, 2017 and 2016, respectively, that were previously reported within the Darex operating segment. Such costs did not qualify to be reclassified to discontinued operations.

(C)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits. Other pension related costs including annual mark-to-market adjustments, actuarial gains and losses, gains or losses from curtailments and terminations, and other related costs are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of the GCP businesses and significantly affect the peer-to-peer and quarter-to-quarter comparability of our financial results. Mark-to-market adjustments, actuarial gains and losses, and other related costs relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of the GCP businesses. SCC and SBM segment operating income and corporate costs do not include any amounts for pension cost.

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$(0.35)				$0.08
Repositioning expenses	$2.0	$0.8	$1.2	0.02	$4.3	$1.7	$2.6	0.04
Restructuring expenses	1.1	0.3	0.8	0.01	0.9	0.3	0.6	0.01
Pension MTM adjustment and other related costs, net	—	—	—	—	2.7	1.0	1.7	0.02
Third-party acquisition-related costs	0.4	0.2	0.2	—	—	—	—	—
Amortization of acquired inventory fair value adjustment	1.5	0.6	0.9	0.01	—	—	—	—
Tax indemnification adjustments	2.4	0.9	1.5	0.02	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	(16.7)	16.7	0.23	—	(0.1)	0.1	—
Adjusted EPS (non-GAAP)				$(0.06)				$0.15
GCP Overview
Following is an overview of our financial performance for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin
The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the quarter.

	Three Months Ended March 31, 2017 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(3.2)%	7.3%	(6.3)%	(2.2)%
Specialty Building Materials	(9.7)%	1.8%	(1.4)%	(9.3)%
Net sales	(5.9)%	5.0%	(4.3)%	(5.2)%
By Region:
North America	(2.0)%	1.2%	0.2%	(0.6)%
Europe Middle East Africa	(12.8)%	1.0%	(5.6)%	(17.4)%
Asia Pacific	(4.8)%	(1.5)%	(0.4)%	(6.7)%
Latin America	(14.2)%	71.2%	(46.4)%	10.6%
Net sales of $225.3 million for the first quarter of 2017 decreased $12.4 million or 5.2% compared with the prior-year quarter. The decrease was primarily due to lower sales volumes across all regions and the negative impact of foreign exchange in Latin America, EMEA and Asia Pacific, as the U.S. dollar strengthened against the majority of the foreign currencies in which we transact business. Price increases in both SCC and SBM partially offset the declines in sales volume and negative impacts of foreign exchange, especially in Latin America, which was driven by hyper-inflation in Venezuela.
GCP's gross margin of 37.8% decreased 150 basis points for the first quarter compared with the prior-year quarter, primarily due to lower gross margin in SBM and the impact of an inventory fair value adjustment relating to the Halex acquisition, partially offset by higher gross margin in SCC. GCP's Adjusted Gross Margin of 38.7% decreased 70 basis points for the first quarter compared with the prior-year quarter as a result of lower gross margin in SBM, partially offset by improved gross margin in SCC.
Net Income (Loss) Attributable to GCP Shareholders
Net loss from continuing operations attributable to GCP shareholders was $25.0 million for the first quarter of 2017, compared to net income from continuing operations attributable to GCP shareholders of $6.0 million for the prior-year quarter. The change was primarily due to higher income taxes, interest expense, selling, general and administrative expenses and lower gross profit, partially offset by lower repositioning expenses. Selling, general, and administrative expenses increased primarily due to the acquisition of Halex in the fourth quarter of 2016, and higher employee-related costs, corporate facility costs, and professional fees as the Company built out its corporate and global support functions throughout 2016 as part of the Separation.

Adjusted EBIT
Adjusted EBIT was $11.0 million for the first quarter of 2017, a decrease of 60.9% compared with the prior-year quarter. The decrease was primarily due to lower Adjusted Gross Profit and higher selling, general and administrative expenses.
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter decreased to 25.9% on a trailing four quarters basis from 37.2% on the same basis for the prior-year quarter. The decrease was mainly driven by a decline in the trailing four quarters of Adjusted EBIT and a 13.8% increase in invested capital that resulted primarily from the acquisition of Halex in the fourth quarter of 2016.
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

Operating Segment Overview—Specialty Construction Chemicals (SCC)
Following is an overview of the financial performance of SCC for the first quarter compared with the corresponding prior-year quarter.
Net Sales—SCC
Net sales were $134.0 million for the first quarter, a decrease of 2.2% compared with the prior-year quarter. The decrease in net sales was due primarily to unfavorable foreign exchange rates and volume declines in Asia, Europe and Latin America, partially offset by volume increases in North America and inflation-driven price increases in Venezuela.
Sales volumes declined in our Concrete business by 4.7%, with increases in North America offset by the continued impact of geopolitical events in Turkey, a slow-down in the Middle East, lower demand in Latin America and year-over-year declines in Asia Pacific. Sales volumes increased 1.9% in our Cement business, with growth across all regions.
Currency translation had an unfavorable impact primarily in Latin America and Europe, with Latin America reflecting currency declines in Venezuela.

Segment Operating Income (SOI) and Margin—SCC
Gross profit was $47.8 million for the first quarter, an increase of $0.7 million or 1.5% compared with the prior-year quarter. Gross margin was 35.7%, compared with 34.4% for the prior-year quarter, with pricing and productivity gains partially offset by increases in raw material costs.
Segment operating income was $8.6 million for the first quarter, a decrease of $1.3 million or 13.1% compared with the prior-year quarter. Segment operating margin decreased 80 basis points to 6.4% compared with the prior-year quarter, primarily due to investments in research and development and higher general and administrative expenses.

Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the first quarter compared with the corresponding prior-year quarter.
Net Sales—SBM
Net sales were $91.3 million for the first quarter, a decrease of 9.3% compared with the prior-year quarter including $8.4 million, or 8.3% of sales growth, from Halex. The decrease was due to lower sales volumes and unfavorable currency translation, which more than offset higher pricing. Net sales increased in Specialty Construction Products by 28.8% but decreased in Building Envelope and Residential by 20.6% and 18.4%, respectively. Specialty Construction Products included 38% growth from Halex. Product line sales volumes decreased in all regions (5.9% in North America, 6.1% in Asia Pacific, 18.4% in Europe and 60.4% in Latin America). The decrease in North America was driven by a difficult comparison with the prior year due to abnormally mild winter weather in 2016 as well as project timing. The sales volume decrease in both Europe and Asia Pacific was a result of large infrastructure projects completed in the comparable prior-year quarter.
Currency translation had an unfavorable impact in Europe and Asia Pacific and price improved in North America and Europe.

Segment Operating Income (SOI) and Margin—SBM
Gross profit was $39.5 million for the first quarter, a decrease of 15.2% from the prior-year quarter. Gross margin was 43.3% compared with 46.3% for the prior-year quarter primarily due to Halex, which has gross margins that are below the average segment margin. The balance of the decrease was primarily due to increased raw material inflation, lower volumes and unfavorable product mix, partially offset by increased pricing and productivity.
Segment operating income was $15.2 million for the first quarter, a decrease of 45.3% from the prior-year quarter. Segment operating margin for the first quarter was 16.6%, a decrease from 27.6% in the prior-year quarter. The decrease resulted from lower gross margin and higher selling, general and administrative costs, primarily due to the addition of Halex and higher employee-related costs.

Corporate Overview
Corporate costs include certain functional costs, impacts of foreign exchange and other corporate costs such as certain performance-based incentive compensation and public company costs that are not allocated to our operating segments. Corporate costs were $10.2 million for the first quarter, an increase of 32.5% compared with the prior-year quarter. The increase was primarily due to higher global functional costs and increased stock-based compensation expense, which was partially due to accelerated vesting of certain awards.
Defined Benefit Pension Expense
Certain pension costs for the first quarter were $2.6 million compared with $1.9 million for the corresponding prior-year quarter. The increase relates primarily to lower discount rates and demographic factors related to plan participants.
Pension mark-to-market and other related costs, net, were $2.7 million in the prior-year quarter, primarily due to a $2.4 million liability recorded relating to a U.S. multi-employer plan that GCP participants withdrew from during the years 2007 to 2011, triggering a partial withdrawal under ERISA rules.
Restructuring and Repositioning Expenses
GCP incurred $1.1 million of restructuring expenses during the first quarter ended March 31, 2017, compared with $0.9 million for the prior-year quarter. The increase was primarily due to higher severance costs incurred as a result of the Separation.
Post-Separation, GCP has incurred expenses related to the transition to becoming a stand-alone public company. These costs are expected to range from $18.0 million to $20.0 million, of which $17.2 million has been incurred through March 31, 2017. We expect to incur substantially all of these expenses by the end of the second quarter of 2017. Repositioning expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Professional fees	$1.4	$2.1
Software and IT implementation fees	0.3	—
Employee-related costs	0.3	2.2
Total	$2.0	$4.3
We exclude restructuring and repositioning expenses from Adjusted EBIT.

Interest and Financing Expenses
Net interest and financing expenses were $17.0 million for the first quarter of 2017 compared to $12.5 million in the corresponding prior-year quarter, an increase of 36.0%. The increase resulted primarily from the February 2016 issuance of our debt, for which we did not incur a full quarterly period of interest expense.
Income Taxes
The income tax provision on continuing operations at the U.S. federal corporate rate of 35% for the first quarter and the prior-year quarter would have been $(4.7) million and $2.8 million, respectively. The differences between these amounts and the recorded provision for income taxes of $11.6 million and $1.7 million, respectively, resulted primarily from the recording of a valuation allowance against U.S., Brazil, and Turkey deferred tax assets and against U.S. foreign tax credit carryovers, which resulted in an increase to the effective rate in the first quarter of 2017 of 103.0 percentage points, as well as a change in the Company’s assertion that it is indefinitely reinvested in Mexico, as discussed further below, which added 14.2 percentage points. Our effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which we are subject to tax. The foreign rate differential in the first quarter of 2017 and 2016 resulted in decreases to the annualized effective tax rate of 5.2 and 7.4 percentage points, respectively.
For the three months ended March 31, 2017 and 2016, GCP recorded income tax expense on discontinued operations of $1.8 million and $5.9 million, respectively. Refer to Note 14 for further details.
As of December 31, 2016, GCP had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. During the first quarter of 2017, GCP determined it could no longer assert it is indefinitely reinvested in Mexico because that entity is anticipated to be sold as part of the Darex transaction. The tax associated with its outside book and tax basis difference in Mexico was recorded during the quarter as a discrete item resulting in a tax expense of $1.9 million. GCP believes that the anticipated sale of Darex is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2017 would not have occurred if not for the anticipated sale. As of March 31, 2017, GCP has the intent and ability to indefinitely reinvest undistributed earnings of all its other foreign subsidiaries outside the United States. Subsequent to the anticipated sale of Darex, GCP expects undistributed prior-year earnings of its foreign subsidiaries to remain indefinitely reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

(1)	the expectation that it will satisfy its U.S. cash obligations in the foreseeable future without requiring the repatriation of prior-year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments

GCP will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion.
Refer to Note 4, "Income Taxes," to the Consolidated Financial Statements for additional information.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2017.
Our principal uses of cash generally have been capital investments and acquisitions and working capital investments. In connection with our separation from Grace, we incurred $800.0 million of indebtedness, including $750.0 million borrowed to pay a distribution to Grace prior to the separation and approximately $50 million retained to meet operating requirements and to pay separation associated fees. We believe our liquidity and capital resources, including cash on hand, cash we expect to generate during 2017 and thereafter, future borrowings if any, and other available liquidity and capital resources (discussed further below), are sufficient to finance our operations and growth strategy and to meet our debt obligations.

Divestiture of Darex
In conjunction with the proposed sale of Darex, we expect to receive after-tax net proceeds of approximately $800 million before deal and other one-time costs, subject to customary closing adjustments. We expect to receive these proceeds upon the closing date of the sale, which we anticipate will occur around mid-year 2017. We intend to use these proceeds primarily for general corporate purposes and to repay indebtedness.
Cash Resources and Available Credit Facilities
At March 31, 2017, we had available liquidity of $372.4 million, consisting of $109.5 million in cash and cash equivalents ($26.7 million in the U.S.), $226.0 million available under our revolving credit facility, and $36.9 million of available liquidity under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
The following table summarizes our non-U.S. credit facilities as of March 31, 2017:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$11.5	$5.7	Open end
India	10.0	1.9	2/3/2021
Singapore	7.6	7.6	2/3/2021
Australia	6.0	3.0	2/3/2021
Canada	5.6	2.6	2/3/2021
Turkey	3.1	2.6	Open end
United Arab Emirates	2.5	2.5	11/30/2017
Other countries	11.6	11.0	Open end
Total	$57.9	$36.9

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash (used in) provided by operating activities from continuing operations	$(28.0)	$8.2
Net cash used in investing activities from continuing operations	(9.8)	(12.6)
Net cash (used in) provided by financing activities from continuing operations	(8.8)	20.6
Net cash used in operating activities from continuing operations for the first quarter was $28.0 million, compared with net cash provided by operating activities of $8.2 million for the prior-year quarter. The year-over-year change was primarily due to a decrease in net income, an increase in inventories, and changes in other assets and liabilities compared with the prior-year quarter. The changes in other assets and liabilities were driven by a $25.4 million increase in cash paid for interest related to our senior notes, as well as other changes in payments for incentive compensation and customer rebates, partially offset by a change in deferred taxes and an increase in accounts payable.
Net cash used in investing activities from continuing operations for the first quarter was $9.8 million, compared with $12.6 million for the prior-year quarter. The year-over-year change was primarily due to cash received in connection with post-closing adjustments related to the Halex acquisition and a decrease in other investing activities compared with the prior-year quarter.
Net cash used in financing activities from continuing operations for the first quarter was $8.8 million, compared with net cash provided by financing activities of $20.6 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to proceeds from the issuance of bonds and indebtedness incurred during the first quarter of 2016 and an increase in repayments under our credit arrangements during the first quarter of 2017.
Included in net cash (used in) provided by operating activities from continuing operations for the three months ended March 31, 2017 and March 31, 2016, are restructuring payments of $0.3 million and $1.8 million, respectively, and repositioning payments of $1.1 million and $3.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively. These cash flows totaled $1.4 million and $5.7 million for the first quarter and prior-year quarter, respectively.
Debt and Other Contractual Obligations
Total debt outstanding at March 31, 2017 was $820.6 million. Refer to Note 3, "Debt and Other Financial Instruments," to the Consolidated Financial Statements for additional information regarding our debt.
Refer to Note 7, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements for a discussion of financial assurances.
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. During the quarter ended March 31, 2017, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Employee Benefit Plans
In the three months ended March 31, 2016, we made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $1.0 million. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $0.8 million to these non-U.S. plans during the first quarter of 2017 compared with $0.3 million during the prior-year quarter.
Refer to Note 5, "Pension Plans and Other Postretirement Benefit Plans," to the Consolidated Financial Statements for further discussion.

Other Contingencies
Refer to Note 7, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements for a discussion of other contingencies.
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
Venezuela
The operating environment in Venezuela is challenging, with high inflation, governmental restrictions in the form of currency exchange, price and margin controls, importation of raw materials, labor unrest, and the possibility of government actions such as further currency devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit our ability to purchase raw materials, repatriate earnings, remit dividends and pay intercompany balances at an official exchange rate or at all. Due to our inability to convert local currency at official exchange rates (including the DICOM rate), we have been purchasing imported raw materials from local distributors in local currency with an implicit foreign exchange rate ranging from 2,500 to 4,500 bolivar to one U.S. dollar in the first quarter of 2017.
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations.
Effective September 30, 2015, we began accounting for our results in Venezuela at the SIMADI rate. In mid-February 2016, changes to the currency exchange systems were announced that eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM. The DICOM rate was 708 bolivars to one U.S. dollar at March 31, 2017, an increase of approximately 4.9% from the rate at December 31, 2016, resulting in an immaterial impact on income from continuing operations.
In March 2017, the Venezuelan government announced that a new exchange rate would be introduced to replace the DICOM rate, although further details have not been publicly announced. We believe the new exchange rate would result in a further devaluation of the local currency and additional currency remeasurement losses in net income.
At March 31, 2017, the monetary net assets denominated in local currency within our Venezuela subsidiary were $8.6 million, of which $5.0 million has been reclassified as "held for sale" on our Consolidated Balance Sheet. Assuming an exchange rate of 3,000 bolivar to one U.S. dollar, the incremental remeasurement loss for the quarter ended March 31, 2017 would have been $6.6 million, of which $2.8 million would have been reported in "Loss from continuing operations before income taxes" and $3.8 million in "Income from discontinued operations, net of income taxes" on our Consolidated Statement of Operations. At March 31, 2017, we also had on our Consolidated Balance Sheet U.S. dollar- and Euro-denominated intercompany payables of approximately $19 million and a negative currency translation adjustment balance of approximately $33 million related to our Venezuela subsidiary.
Critical Accounting Estimates
Refer to the "Critical Accounting Estimates" heading in Item 7 of our Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
Refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their potential effect on our results of operations, financial position and related disclosures.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report"), more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and the information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our 2016 Annual Report are incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.
Item 1A.    RISK FACTORS
There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.
Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.***
10.2*	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.***
10.3*	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.***
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: May 9, 2017	By:	/s/ GREGORY E. POLING
Gregory E. Poling President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2017	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.***
10.2*	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.***
10.3*	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.***
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan.