Form 10-Q
period 2017-06-30
GCP Applied Technologies Inc.
filed 2017-08-03
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Common Stock, $0.01 par value per share	71,608,662 shares

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
Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: the possibility that the expected strategic benefits or opportunities from the sale of Darex Packaging Technologies' business may not be realized, or may take longer to realize than expected; risks related to: foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of GCP's research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding indebtedness; developments affecting GCP's funded and unfunded pension obligations; GCP's legal and environmental proceedings; uncertainties related to the Company’s ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission ("SEC") and are available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net sales	$287.2	$284.0	$512.5	$521.7
Cost of goods sold	172.2	165.8	312.2	310.3
Gross profit	115.0	118.2	200.3	211.4
Selling, general and administrative expenses	72.8	68.7	145.6	132.1
Research and development expenses	5.2	4.8	10.0	8.9
Interest expense and related financing costs	17.5	17.7	34.5	30.2
Repositioning expenses	3.7	4.7	5.7	9.0
Restructuring expenses and asset impairments	9.8	0.1	10.9	1.0
Loss in Venezuela	1.6	—	1.6	—
Other income, net	(3.6)	(2.3)	(2.6)	(2.4)
Total costs and expenses	107.0	93.7	205.7	178.8
Income (loss) from continuing operations before income taxes	8.0	24.5	(5.4)	32.6
Provision for income taxes	(6.6)	(5.6)	(18.2)	(7.3)
Income (loss) from continuing operations	1.4	18.9	(23.6)	25.3
(Loss) income from discontinued operations, net of income taxes	(6.0)	11.7	2.1	23.5
Net (loss) income	(4.6)	30.6	(21.5)	48.8
Less: Net income attributable to noncontrolling interests	(0.1)	(0.3)	(0.1)	(0.7)
Net (loss) income attributable to GCP shareholders	$(4.7)	$30.3	$(21.6)	$48.1
Amounts Attributable to GCP Shareholders:
Income (loss) from continuing operations attributable to GCP shareholders	1.3	18.6	(23.7)	24.6
(Loss) income from discontinued operations, net of income taxes	(6.0)	11.7	2.1	23.5
Net (loss) income attributable to GCP shareholders	$(4.7)	$30.3	$(21.6)	$48.1
Earnings Per Share Attributable to GCP Shareholders
Basic earnings per share:
Income (loss) from continuing operations attributable to GCP shareholders	$0.02	$0.26	$(0.33)	$0.35
(Loss) income from discontinued operations, net of income taxes	$(0.08)	$0.17	$0.03	$0.33
Net (loss) income attributable to GCP shareholders	$(0.07)	$0.43	$(0.30)	$0.68
Weighted average number of basic shares	71.5	70.8	71.0	70.7
Diluted earnings per share:(1)
Income (loss) from continuing operations attributable to GCP shareholders	$0.02	$0.26	$(0.33)	$0.35
(Loss) income from discontinued operations, net of income taxes	$(0.08)	$0.16	$0.03	$0.33
Net (loss) income attributable to GCP shareholders	$(0.07)	$0.42	$(0.30)	$0.68
Weighted average number of diluted shares	72.7	71.4	71.0	71.2
______________________________
(1)     Dilutive effect only applicable to periods where there is net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$128.2	$146.1
Trade accounts receivable, less allowance of $5.3 (2016—$4.5)	210.0	166.6
Inventories	104.0	89.3
Other current assets	69.2	42.9
Current assets held for sale	125.1	108.9
Total Current Assets	636.5	553.8
Properties and equipment, net	202.8	192.6
Goodwill	176.3	114.9
Technology and other intangible assets, net	76.3	52.6
Deferred income taxes	50.0	76.9
Overfunded defined benefit pension plans	22.8	21.2
Other assets	30.2	22.4
Noncurrent assets held for sale	57.1	55.4
Total Assets	$1,252.0	$1,089.8
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Debt payable within one year	$151.3	$47.9
Accounts payable	115.7	95.9
Other current liabilities	138.8	119.5
Current liabilities held for sale	53.2	48.2
Total Current Liabilities	459.0	311.5
Debt payable after one year	782.4	783.0
Deferred income taxes	10.4	6.6
Unrecognized tax benefits	16.3	9.7
Underfunded and unfunded defined benefit pension plans	82.7	83.2
Other liabilities	13.0	13.9
Noncurrent liabilities held for sale	22.5	20.9
Total Liabilities	1,386.3	1,228.8
Commitments and Contingencies - Note 7
Stockholders' (Deficit) Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 71,607,293 and 71,081,764 respectively	0.8	0.7
Paid-in capital	22.9	11.0
Accumulated deficit	(26.3)	(4.7)
Accumulated other comprehensive loss	(131.4)	(147.6)
Treasury stock	(3.1)	(2.1)
Total GCP Shareholders' Deficit	(137.1)	(142.7)
Noncontrolling interests	2.8	3.7
Total Stockholders' Deficit	(134.3)	(139.0)
Total Liabilities and Stockholders' Deficit	$1,252.0	$1,089.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net (loss) income	$(4.6)	$30.6	$(21.5)	$48.8
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	$—	$(0.5)	$—	$(0.5)
Currency translation adjustments	4.2	(3.4)	16.8	0.5
(Loss) gain from hedging activities, net of income taxes	(0.6)	0.2	(0.6)	—
Total other comprehensive income attributable to noncontrolling interests	—	—	—	0.2
Total other comprehensive income (loss)	3.6	(3.7)	16.2	0.2
Comprehensive (loss) income	(1.0)	26.9	(5.3)	49.0
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.3)	(0.1)	(0.9)
Comprehensive (loss) income attributable to GCP shareholders	$(1.1)	$26.6	$(5.4)	$48.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2015	—	$—	—	$—	$—	$—	$598.3	$(127.7)	$3.5	$474.1
Net income	—	—	—	—	—	40.9	7.2	—	0.7	48.8
Net transfer to parent	—	—	—	—	—	—	(676.5)	—	—	(676.5)
Issuance of common stock and reclassification of net parent investment in connection with Separation	70.5	0.7	—	—	—	(71.7)	71.0	—	—	—
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	3.2	—	—	—	3.2
Exercise of stock options	0.2	—	—	—	—	2.5	—	—	—	2.5
Treasury stock purchased under GCP 2016 Stock Incentive Plan	—	—	0.1	(1.7)	—	—	—	—	—	(1.7)
Other comprehensive income	—	—	—	—	—	—	—	—	0.2	0.2
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, June 30, 2016	70.8	$0.7	0.1	$(1.7)	$—	$(25.1)	$—	$(127.7)	$4.1	$(149.7)
Balance, December 31, 2016	71.2	$0.7	0.1	$(2.1)	$11.0	$(4.7)	$—	$(147.6)	$3.7	$(139.0)
Net (loss) income	—	—	—	—	—	(21.6)	—	—	0.1	(21.5)
Issuance of common stock in connection with stock plans	0.1	0.1	—	—	—	—	—	—	—	0.1
Share-based compensation	—	—	—	—	5.7		—	—	—	5.7
Exercise of stock options	0.4	—	—	—	6.2		—	—	—	6.2
Share repurchases	—	—	—	(1.0)	—	—	—	—	—	(1.0)
Other comprehensive income	—	—	—	—	—	—	—	16.2	—	16.2
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2017	71.7	$0.8	0.1	$(3.1)	$22.9	$(26.3)	$—	$(131.4)	$2.8	$(134.3)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net (loss) income	$(21.5)	$48.8
Less: Income from discontinued operations	2.1	23.5
(Loss) income from continuing operations	(23.6)	25.3
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	17.2	14.7
Amortization of debt discount and financing costs	1.6	1.2
Stock-based compensation expense	5.3	3.2
Gain on termination and curtailment of pension and other postretirement plans	(5.1)	(2.4)
Currency and other losses in Venezuela	2.9	0.6
Deferred income taxes	12.6	(7.4)
(Gain) loss on disposal of property and equipment	(0.8)	0.6
Loss on sale of product line	2.1	—
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(34.5)	(33.4)
Inventories	(11.5)	(4.5)
Accounts payable	17.1	15.3
Pension assets and liabilities, net	3.1	2.0
Other assets and liabilities, net	(10.7)	8.9
Net cash (used in) provided by operating activities from continuing operations	(24.3)	24.1
Net cash provided by operating activities from discontinued operations	8.4	28.9
Net cash (used in) provided by operating activities	(15.9)	53.0
INVESTING ACTIVITIES
Capital expenditures	(21.5)	(23.1)
Businesses acquired, net of cash acquired	(87.7)	—
Proceeds from sale of product line	2.9	—
Other investing activities	3.1	0.5
Net cash used in investing activities from continuing operations	(103.2)	(22.6)
Net cash used in investing activities from discontinued operations	(3.3)	(1.8)
Net cash used in investing activities	(106.5)	(24.4)
FINANCING ACTIVITIES
Borrowings under credit arrangements	116.1	292.2
Repayments under credit arrangements	(15.2)	(26.4)
Proceeds from issuance of notes	—	525.0
Cash paid for debt financing costs	—	(18.2)
Share repurchases	(1.0)	(1.7)
Proceeds from exercise of stock options	5.7	2.1
Noncontrolling interest dividend	(0.6)	(0.3)
Transfers to parent, net	—	(758.7)
Net cash provided by financing activities from continuing operations	105.0	14.0
Net cash provided by (used in) financing activities from discontinued operations	0.5	(5.8)
Net cash provided by financing activities	105.5	8.2
Effect of currency exchange rate changes on cash and cash equivalents	0.9	0.8
(Decrease) increase in cash and cash equivalents	(16.0)	37.6
Cash and cash equivalents, beginning of period	163.3	98.6
Cash and cash equivalents, end of period	147.3	136.2
Less: Cash and cash equivalents of discontinued operations	19.1	18.7
Cash and cash equivalents of continuing operations, end of period	$128.2	$117.5

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
On July 3, 2017, GCP completed the sale of its Darex Packaging Technologies ("Darex") business to Henkel AG & Co. KgaA (“Henkel”) for $1.05 billion in cash, subject to customary closing adjustments. As discussed further below under "Discontinued Operations," the results of operations for Darex have been excluded from continuing operations and segment results for all periods presented.
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
The interim financial statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's 2016 Annual Report on Form 10-K. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards as discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the results of operations for the year ending December 31, 2017.
Discontinued Operations    As noted above, on July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex have been reclassified and reflected as "held for sale" on the Consolidated Balance Sheets for all periods presented. Additionally, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, the information throughout the Notes to the Consolidated Financial Statements pertains only to the continuing operations of GCP. Refer to Note 14 for further discussion of the sale of Darex.
Use of Estimates    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. GCP's accounting measurements that are most affected by management's estimates of future events are disclosed in its 2016 Annual Report on Form 10-K; there have been no significant changes to management's assumptions and estimates underlying those measurements as reported in these interim financial statements.

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
Currency Translation    Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting currency translation adjustments are included in accumulated other comprehensive income or loss in the Consolidated Balance Sheets. The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income in the Consolidated Statements of Operations.
Effective January 1, 2010, GCP began to treat Venezuela as a highly inflationary economy. As a result, the functional currency of its Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. Effective September 30, 2015, the Company began accounting for its results in Venezuela at the SIMADI rate. In February 2016, changes to the currency exchange systems were announced that eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM.
At the end of May 2017, the Venezuela government announced that it had completed its first auction under the new DICOM exchange mechanism at a rate of 2,010 bolivars per U.S. dollar, an increase of 176.1% from the previously published rate of 728 bolivar per U.S. dollar. As a result of the change in the exchange mechanism and devaluation of the bolivar, for the quarter ended June 30, 2017, the Company recorded a foreign exchange remeasurement and impairment loss of $7.1 million, of which $2.4 million was from continuing operations and $4.7 million was from discontinued operations. Of the $2.4 million from continuing operations, $1.6 million was recorded in “Loss in Venezuela” and $0.8 million was recorded in “Cost of goods sold” within the accompanying Consolidated Statement of Operations.
At the end of June 2017, the DICOM rate increased to 2,640 bolivars per U.S. dollar. As a result, for the quarter ended June 30, 2017, the Company recorded a foreign exchange remeasurement loss of $1.2 million, of which $0.3 million was from continuing operations and $0.9 million was from discontinued operations. The $0.3 million from continuing operations was recorded in “Other income, net” within the accompanying Consolidated Statement of Operations.

Notes to Consolidated Financial Statements (Continued)

At June 30, 2017, monetary and non-monetary net assets denominated in local currency within the Company's Venezuela subsidiary were $3.3 million, of which $2.1 million has been classified as "held for sale" on the Consolidated Balance Sheet. In addition, the Company maintains a negative currency translation adjustment balance of approximately $33 million related to the Venezuela subsidiary. In the second quarter of 2017, the Company's Venezuela subsidiary settled substantially all of its U.S. dollar- and Euro-denominated intercompany payables.
Recently Issued Accounting Standards
Stock Compensation
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation—Stock Compensation (Topic 718), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date, and, therefore, GCP will consider the provisions of this update in conjunction with awards issued on or after January 1, 2018, as applicable.
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
In addition to the expanded disclosures regarding revenue, this guidance may impact the timing of revenue recognition in some arrangements that involve multiple performance obligations, variable consideration or the sale of both goods and services, and may also impact accounting for certain costs to obtain a contract. GCP is currently evaluating the available transition methods and the potential impact of the standard on its Consolidated Financial Statements and related disclosures. Specifically, management has established a mutli-disciplinary project team to evaluate and implement Topic 606 and the project team is evaluating the transition alternatives, but GCP has not yet finalized its decision regarding the method of implementation. The project team has reviewed certain of the Company's sales contracts and practices as compared to the new guidance and has begun to develop implementation steps to address the initial impact of adopting Topic 606, including ongoing policy and process changes.

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

Other new pronouncements issued but not effective until after June 30, 2017 are not expected to have a material impact on the Company's financial position, results of operations or liquidity.
Recently Adopted Accounting Standards
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction does not involve a business. The standard is effective for the Company on January 1, 2018, with early application permitted for certain transactions. GCP elected to early adopt the provisions of this update in the second quarter of 2017 in conjunction with its acquisition of Stirling Lloyd Plc (refer to Note 15).
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
GCP elected to early adopt this standard in the first quarter of 2017 and has reflected only the service cost component of net periodic pension/postretirement benefit cost in "Cost of goods sold" and presented the other components of net periodic pension/postretirement benefit cost in "Other income, net," within the Consolidated Statements of Operations. In accordance with the standard, GCP utilized prior period footnote disclosures as a practical expedient to apply these retrospective presentation requirements and will prospectively apply the capitalization requirements. GCP's adoption of this standard did not have a material effect on the accompanying Consolidated Financial Statements.
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

Notes to Consolidated Financial Statements (Continued)

2. Inventories
Inventories are stated at the lower of cost or net realizable value. GCP determines cost using the FIFO methodology. Inventories presented on GCP's Consolidated Balance Sheets consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Raw materials	$38.0	$35.7
In process	3.2	3.6
Finished products and other	62.8	50.0
Total inventories	$104.0	$89.3
Included above as "other" within "Finished products and other" are finished products purchased rather than produced by GCP of $11.8 million and $10.9 million as of June 30, 2017 and December 31, 2016, respectively.
3. Debt and Other Financial Instruments
Components of Debt

(In millions)	June 30, 2017	December 31, 2016
9.5% Senior Notes due 2023, net of unamortized debt issuance costs of $6.9 at June 30, 2017 (2016—$7.3)	$518.1	$517.7
Term Loan due 2022, net of unamortized discount of $2.2 and unamortized debt issuance costs of $3.9 at June 30, 2017(1) (2016—$2.4, $4.3)	265.5	266.2
Revolving credit facility due 2021(2)	123.5	25.0
Other borrowings(3)	26.6	22.0
Total debt	933.7	830.9
Less debt payable within one year	151.3	47.9
Debt payable after one year	$782.4	$783.0
Weighted average interest rates on total debt	7.1%	7.5%
__________________________

(1)	Interest at LIBOR +325 bps with a 75 bps LIBOR floor at June 30, 2017.

(2)	Interest at LIBOR +200 bps at June 30, 2017.

(3)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
The principal maturities of debt outstanding (net of unamortized discounts and debt issuance costs) at June 30, 2017, were as follows:

(In millions)
2017	$149.5
2018	3.4
2019	3.4
2020	3.4
2021	2.8
Thereafter	771.2
Total debt	$933.7

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
The Credit Agreement contains customary affirmative covenants, including, but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on, and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; and (vii) a maximum total leverage ratio. Certain debt covenants may restrict the entity's ability as it relates to dividends, acquisitions and other borrowings. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Term Loan and Revolving Credit Facility; the Company was in compliance with all terms as of June 30, 2017.
Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests. There are no events of default as of June 30, 2017.
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
The interest rate per annum applicable to the Revolving Loan is equal to, at GCP’s option, either a base rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0%, in either case based upon the total leverage ratio of GCP and its restricted subsidiaries. During May 2017, GCP borrowed $108.5 million on its Revolving Loan and used the funds in part, together with cash on hand, to acquire Stirling Lloyd Plc. As of June 30, 2017, there were total outstanding draws of $123.5 million and approximately $9 million in outstanding letters of credit, which resulted in available credit under the Revolving Loan of $117.5 million.
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
Other Items
As discussed in Note 1, on July 3, 2017, the Company completed the sale of Darex to Henkel for approximately $1.05 billion, subject to working capital and certain other adjustments. The sale of Darex is a permitted transaction under the Company's Credit Agreement and the Indenture governing the Notes. Under the Credit Agreement and Indenture, the Company is required to use any net cash proceeds from the sale of Darex to prepay debt or make investments in its business over a period of approximately 18 months. Refer to Note 14 for further discussion of the sale of Darex.
During 2016, GCP incurred debt issuance costs relating to issuance of the Notes, Term Loan and Revolving Loan of $8.0 million, $5.0 million and $5.2 million, respectively. GCP deducted the debt issuance costs relating to the Notes and the Term Loan from the carrying amounts presented on its Consolidated Balance Sheet and is amortizing those costs over the terms of the underlying obligations.
GCP classified debt issuance costs relating to the Revolving Loan in "Other assets" on its Consolidated Balance Sheet and is amortizing those costs over the term of the Revolving Loan. The unamortized portion of these costs was $3.7 million as of June 30, 2017 and $4.2 million as of December 31, 2016.
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
Debt Fair Value
At June 30, 2017, the carrying amounts and fair values of GCP's debt were as follows:

	June 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.5% Senior Notes due 2023	$518.1	$595.9	$517.7	$603.1
Term Loan due 2022	265.5	269.2	266.2	274.6
Revolving credit facility due 2021	123.5	123.5	25.0	25.0
Other borrowings	26.6	26.6	22.0	22.0
Total debt	$933.7	$1,015.2	$830.9	$924.7
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions. The decrease in fair value on the Senior Notes and Term Loan as of June 30, 2017 was due primarily to the Federal Reserve raising the federal funds target rate during 2017.

Notes to Consolidated Financial Statements (Continued)

4. Income Taxes
The income tax provision on continuing operations for the three months ended June 30, 2017 and 2016 was $6.6 million and $5.6 million, respectively, representing effective tax rates of 82.5% and 22.9%, respectively. The income tax provision for the six months ended June 30, 2017 and 2016 was $18.2 million and $7.3 million, respectively, representing effective tax rates of (337.0%) and 22.4%, respectively. The change in the effective tax rate for the three and six months ended June 30, 2017 of 59.6 and (359.4) percentage points compared to the same periods in 2016 was primarily due to the recording of valuation allowances against certain U.S., Brazil and Turkey deferred tax assets and a change in the Company’s assertion that it is indefinitely reinvested in Mexico and Venezuela due to the Darex transaction, as further discussed below. The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and GCP’s overall income tax rate is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Tax provision at U.S. federal income tax rate	$2.8	$8.6	$(1.9)	$11.4
Change in provision resulting from:
Valuation allowance	0.1	—	13.9	—
Tax on undistributed foreign earnings	4.6	—	6.5	—
Effect of tax rates in foreign jurisdictions	(0.5)	(2.8)	0.2	(3.4)
Permanent items and other	(0.4)	(0.2)	(0.5)	(0.7)
Provision for income taxes	$6.6	$5.6	$18.2	$7.3
For the three months ended June 30, 2017 and 2016, GCP recorded income tax expense (benefit) on discontinued operations of $(2.1) million and $7.0 million, respectively. For the six months ended June 30, 2017 and 2016, GCP recorded income tax expense (benefit) on discontinued operations of $(0.3) million and $12.9 million, respectively. Refer to Note 14 for further details regarding the Darex transaction.

As of December 31, 2016, GCP had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. During the first quarter of 2017, GCP determined it could no longer assert it is indefinitely reinvested in Mexico because that entity was included in the Darex transaction. The tax associated with its outside book and tax basis difference in Mexico was recorded during the first quarter as a discrete item resulting in a tax expense of $1.9 million. In the second quarter of 2017, GCP determined that it could no longer assert it is indefinitely reinvested in Venezuela as a result of the Company's Venezuela subsidiary being added to the Darex transaction (initially structured as an asset sale). The tax associated with the outside book and tax basis difference in Venezuela as of the beginning of the period was recorded as a discrete item resulting in a tax expense of $4.2 million in the second quarter of 2017.  An additional $0.4 million of tax expense was recorded in the second quarter of 2017 due to the current year change in the outside book and tax basis differences.

GCP believes that the sale of Darex is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2017 would not have occurred if not for the sale. As of June 30, 2017, GCP has the intent and ability to indefinitely reinvest undistributed earnings of all its other foreign subsidiaries outside the United States. GCP expects undistributed prior-year earnings of its foreign subsidiaries to remain indefinitely reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

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

In evaluating GCP's ability to realize its deferred tax assets, GCP considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which the temporary differences become deductible and the carryforward and/or carryback periods available to GCP for tax reporting purposes in the related jurisdiction. In estimating future taxable income, GCP relies upon assumptions and estimates about future activities, including the amount of future federal, state and foreign pretax operating income that GCP will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. GCP records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. During the first quarter of 2017, GCP determined it is more likely than not a portion of its deferred tax assets will not be realized. As a result, GCP recorded valuation allowances on those deferred tax assets in the first quarter as discrete items, as they are significant, unusual and infrequent in nature. The allowances recorded relate to $4.3 million of U.S. foreign tax credit carryovers and $9.1 million and $0.4 million of Brazil and Turkey deferred tax assets, respectively, relating primarily to net operating loss carryovers. The determination to record the valuation allowances in the first quarter was made predominantly due to the anticipated sale of Darex and its impact on future taxable income and the ability to utilize those tax assets.
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
During the second quarter of 2016, GCP entered into an agreement to eliminate retiree life insurance benefits for one of its two remaining bargaining locations. This plan change was a negative plan amendment that resulted in a $1.0 million curtailment gain, which is recognized in "Other (income) expense, net" in the Consolidated Statements of Operations for the three months ended June 30, 2016.
Pension Plans    GCP sponsors certain defined benefit pension plans, primarily in the U.S. and the U.K. in which GCP employees participate. GCP records an asset or liability to recognize the funded status of these pension plans in its Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans from continuing operations:

(In millions)	June 30, 2017	December 31, 2016
Overfunded defined benefit pension plans	$22.8	$21.2
Underfunded defined benefit pension plans	(53.3)	(55.6)
Unfunded defined benefit pension plans	(29.4)	(27.6)
Total underfunded and unfunded defined benefit pension plans	(82.7)	(83.2)
Pension liabilities included in other current liabilities	(0.4)	(0.4)
Net funded status	$(60.3)	$(62.4)
Overfunded plans include several advance-funded plans for which the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $22.8 million as of June 30, 2017, and the overfunded status is reflected as assets in "Overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. As of June 30, 2017, the combined balance of $83.1 million for the underfunded and unfunded plans included as liabilities in the Consolidated Balance Sheets is comprised of current and non-current components of $0.4 million in "Other current liabilities" and $82.7 million in "Underfunded and unfunded defined benefit pension plans," respectively.
On May 3, 2017, the Board of Directors approved an amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees that closes the plan to new hires effective January 1, 2018 and freezes the accrual of plan benefits for all plan participants as of December 31, 2022. In the second quarter of 2017, the Company recognized a curtailment gain of $5.1 million in continuing operations as a result of this plan amendment. In addition, GCP terminated and settled a pension plan at one non-U.S. location, resulting in a mark-to-market remeasurement gain of $0.1 million. These amounts are presented in "Other (income) expense, net" in the Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Notes to Consolidated Financial Statements (Continued)

Components of Net Periodic Benefit Cost (Income)

	Three Months Ended June 30,
	2017			2016
	Pension			Pension
(In millions)	U.S.	Non-U.S.	Other Post Retirement	U.S.	Non-U.S.	Other Post Retirement
Service cost	$1.8	$1.2	$—	$1.5	$0.8	$—
Interest cost	1.4	1.4	—	1.2	2.0	—
Expected return on plan assets	(1.4)	(1.8)	—	(1.3)	(2.2)	—
Mark-to-market adjustment	—	(0.1)	—	—	—	—
Gain on curtailments, settlements and terminations	(5.6)	—	—	—	(1.4)	(1.0)
Net periodic benefit cost (income)	$(3.8)	$0.7	$—	$1.4	$(0.8)	$(1.0)
Less: Discontinued operations cost (income)	(0.5)	0.3	—	—	0.3	—
Net periodic benefit cost (income) from continuing operations	$(3.3)	$0.4	$—	$1.4	$(1.1)	$(1.0)

	Six Months Ended June 30,
	2017			2016
	Pension			Pension
(In millions)	U.S.	Non-U.S.	Other Post Retirement	U.S.	Non-U.S.	Other Post Retirement
Service cost	$3.7	$2.2	$—	$3.0	$1.7	$—
Interest cost	2.9	2.9	—	2.4	4.1	—
Expected return on plan assets	(2.8)	(3.5)	—	(2.5)	(4.5)	—
Amortization of prior service (credit) cost	—	—	—	—	—	(0.1)
Mark-to-market adjustment	—	(0.1)	—	—	—	—
Gain on termination and curtailment of pension and other postretirement plans	(5.6)	—	—	—	(1.4)	(1.0)
Net periodic benefit cost (income)	$(1.8)	$1.5	$—	$2.9	$(0.1)	$(1.1)
Less: Discontinued operations cost (income)	(0.5)	0.5	—	—	0.6	—
Net periodic benefit cost (income) from continuing operations	$(1.3)	$1.0	$—	$2.9	$(0.7)	$(1.1)
Plan Contributions and Funding    GCP intends to satisfy its funding obligations to U.S. tax-qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements as well as actuarial and trustee recommendations. GCP contributed $1.7 million to these non-U.S. plans during the six months ended June 30, 2017 compared with $1.2 million during the prior-year period.
Defined Contribution Retirement Plan    As part of the Separation, GCP established a defined contribution retirement plan for its employees in the U.S. This plan is intended to be tax-qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Currently, GCP contributes to the 401(k) plan an amount equal to 100% of an employee's contributions to the plan, up to 6% of such employee's eligible compensation. GCP's costs included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations related to this plan for the three and six months ended June 30, 2017 were $1.1 million and $2.5 million compared with $1.0 million and $2.0 million during the prior-year periods, respectively.

Notes to Consolidated Financial Statements (Continued)

6. Other Balance Sheet Accounts

(In millions)	June 30, 2017	December 31, 2016
Other Current Assets:
Non-trade receivables	$18.7	$19.9
Income tax receivable	32.3	10.6
Prepaid and other	18.2	12.4
Total other current assets	$69.2	$42.9

(In millions)	June 30, 2017	December 31, 2016
Other Current Liabilities
Customer volume rebates	$23.1	$30.5
Accrued compensation(1)	20.9	28.0
Income tax payable	9.8	6.7
Accrued interest	21.1	20.8
Restructuring liabilities	16.9	1.1
Pension liabilities	0.4	0.4
Other accrued liabilities	46.6	32.0
Total other current liabilities	$138.8	$119.5
________________________________

(1)	Accrued compensation in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term incentive programs.

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

•
The Tax Sharing Agreement requires GCP, in certain circumstances, to indemnify Grace if the Separation, together with certain related transactions, does not qualify under Section 355 and certain other relevant provisions of the Internal Revenue Code (the "Code"). If GCP is required to indemnify Grace under the Tax Sharing Agreement, it could be subject to significant tax liabilities.

Notes to Consolidated Financial Statements (Continued)

Environmental Matters    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP accrues for anticipated costs associated with response efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. As of June 30, 2017, GCP did not have any material environmental liabilities.
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
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters and other matters. At June 30, 2017, GCP had gross financial assurances issued and outstanding of approximately $9.0 million, composed of standby letters of credit.
Lawsuits and Investigations    In Re: Library Gardens Balcony Litigation, Lead Case Beary v. Blackrock, Inc. Case No. RG15793054 was filed on November 12, 2015 in Alameda County Superior Court in California. It is the lead case in a consolidated lawsuit filed on behalf of six individuals who died and an additional seven individuals who were injured in a balcony collapse, which occurred on June 16, 2015 in Berkeley, California. The consolidated complaint names the Company as the sole party in the category of suppliers of materials and names twenty additional defendants in other categories, including categories for property owners, property managers, construction defendants and development and design defendants. The consolidated complaint alleges product liability against the Company concerning one of its products. The plaintiffs seek unspecified monetary damages against all defendants and punitive damages only against the building owners, building manager and two construction company defendants. Discovery is ongoing and the trial date has been set for February 5, 2018. The Company intends to defend this action vigorously. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any, that might result from an adverse resolution of this matter.
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
8. Restructuring and Repositioning Expenses
GCP's Board of Directors approves all major restructuring programs that may involve the discontinuance of significant product lines or the shutdown of significant facilities. From time to time, GCP takes additional restructuring actions, including involuntary employee terminations that are not part of a major program. Restructuring expenses generally include severance and other employee-related costs, contract or lease termination costs, facility exit costs and other costs related to restructuring programs.
The Company may also undertake repositioning activities that generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint. Repositioning expenses generally include professional fees, such as recruitment, consulting and legal fees and other associated costs that are not classified as restructuring expenses.

Notes to Consolidated Financial Statements (Continued)

GCP accounts for these costs, which are reflected in "Restructuring expenses and asset impairments" and “Repositioning expenses,” respectively, in its Consolidated Statements of Operations, or in those captions within discontinued operations, in the period that the related liabilities are incurred. Restructuring and repositioning expenses are excluded from segment operating income.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)    On June 28, 2017, the Board of Directors approved a restructuring and repositioning plan that includes actions to streamline its operations, reduce its global cost structure and reposition itself as a construction products technologies company.
The Company expects to incur total costs under the 2017 Plan of approximately $22 million to $26 million, including approximately $21 million related to restructuring activities and approximately $3 million related to repositioning activities. The restructuring activities, which are expected to be completed by December 31, 2018, primarily relate to severance and other employee-related costs, asset impairments and facility exit costs, of which the Company expects to classify approximately $9 million within discontinued operations. The repositioning activities primarily include consulting, other professional services and recruitment costs associated with the Company’s organizational realignment. In addition, the Company expects to incur approximately $6 million in capital expenditures related to repositioning activities. All of the Company’s repositioning activities are expected to relate to continuing operations and should be substantially completed by December 31, 2018. The Company expects to settle substantially all of the costs related to the 2017 Plan in cash.
Restructuring Expenses
The following table summarizes restructuring expenses incurred related to the 2017 Plan and prior-period plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Severance and other employee costs	$16.1	$0.1	$16.9	$1.0
Facility exit costs and asset impairments	0.2	—	0.5	—
Total restructuring expenses	$16.3	$0.1	$17.4	$1.0
Less: restructuring expenses reflected in discontinued operations	6.5	—	6.5	—
Total restructuring expenses from continuing operations	$9.8	$0.1	$10.9	$1.0
GCP incurred restructuring costs related to its segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
SCC	$4.7	$0.1	$5.5	$0.5
SBM	4.1	—	4.4	0.5
Corporate	1.0	—	1.0	—
Total restructuring expenses from continuing operations	$9.8	$0.1	$10.9	$1.0
Restructuring expenses reflected in discontinued operations	6.5	—	6.5	—
Total restructuring expenses	$16.3	$0.1	$17.4	$1.0
GCP had restructuring liabilities of $16.9 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively. These liabilities are included within “Other current liabilities” and “Other liabilities” in the Consolidated Balance Sheets. GCP expects to pay substantially all costs related to prior-year plans by December 31, 2017 and the 2017 Plan by December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes details of the Company’s restructuring liability activity:

	2017 Plan
(In millions)	Severance and other employee costs	Facility exit costs	Other plans	Total
Balance, December 31, 2016	$—	$—	$1.1	$1.1
Expense	16.4	0.1	0.5	17.0
Payments	(0.8)	—	(0.4)	(1.2)
Balance, June 30, 2017	$15.6	$0.1	$1.2	$16.9
Repositioning Expenses
Repositioning Expenses - 2017 Plan
Repositioning expenses associated with the 2017 Plan primarily relate to consulting, other professional services and recruitment costs associated with the Company’s organizational realignment. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expense could increase or decrease and the timing of incurrence could change.
For the three months ended June 30, 2017, GCP incurred repositioning expenses related to the 2017 Plan of $0.4 million, substantially all of which represent consulting fees.
Separation-Related Repositioning Expenses
Post-Separation, GCP incurred expenses related to its transition to a stand-alone public company. As of June 30, 2017, the Company has substantially completed these activities and incurred total costs of $20.5 million.
Separation-related repositioning expenses primarily relate to the following:

•	accounting, tax, legal and other professional costs pertaining to the Separation and establishment as a stand-alone public company;

•	costs relating to information technology systems and marketing expense for repackaging and re-branding;

•	employee-related costs that would not be incurred absent the Separation primarily relating to compensation, benefits, retention bonuses related to new or transitioning employees; and

•	recruitment and relocation costs associated with hiring and relocating employees.
For the three and six months ended June 30, 2017 and 2016, GCP incurred Separation-related repositioning expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Professional fees	$2.0	$2.1	$3.4	$4.2
Software and IT implementation fees	0.6	1.7	0.9	1.7
Employee-related costs	0.7	0.9	1.0	3.1
Total	$3.3	$4.7	$5.3	$9.0

Total cash payments for the six months ended June 30, 2017 were $4.1 million for professional fees and employee-related costs and $1.2 million for related capital expenditures. Total cash payments for the six months ended June 30, 2016 were $10.1 million for professional fees and employee-related costs, $4.2 million for related capital expenditures and $6.8 million for taxes.

Notes to Consolidated Financial Statements (Continued)

9. Other Comprehensive Income
The following tables present the pre-tax, tax and after-tax components of GCP's other comprehensive income for the six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Currency translation adjustments	$4.2	$—	$4.2
Loss from hedging activities	(0.9)	0.3	(0.6)
Other comprehensive income attributable to GCP shareholders	$3.3	$0.3	$3.6

Six Months Ended June 30, 2017 (in millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Currency translation adjustments	$16.8	$—	$16.8
Loss from hedging activities	(0.9)	0.3	(0.6)
Other comprehensive income attributable to GCP shareholders	$15.9	$0.3	$16.2

Three Months Ended June 30, 2016 (In millions)	Pre-Tax Amount	Tax Benefit/ (Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Other changes in funded status	$(0.8)	$0.3	$(0.5)
Benefit plans, net	(0.8)	0.3	(0.5)
Currency translation adjustments	(3.4)	—	(3.4)
Gain from hedging activities	0.2	—	0.2
Other comprehensive (loss) income attributable to GCP shareholders	$(4.0)	$0.3	$(3.7)

Six Months Ended June 30, 2016 (in millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit	$(0.1)	$—	$(0.1)
Assumption of net prior service credit	1.2	(0.4)	0.8
Assumption of net actuarial loss	(1.1)	0.4	(0.7)
Other changes in funded status	(0.8)	0.3	(0.5)
Benefit plans, net	(0.8)	0.3	(0.5)
Currency translation adjustments	0.5	—	0.5
Other comprehensive (loss) income attributable to GCP shareholders	$(0.3)	$0.3	$—

Notes to Consolidated Financial Statements (Continued)

The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	(Losses) Gains from Hedging Activities	Total
Beginning balance	$0.1	$(147.7)	$—	$(147.6)
Other comprehensive income before reclassifications	—	16.8	(0.3)	16.5
Amounts reclassified from accumulated other comprehensive (loss)	—	—	(0.3)	(0.3)
Net current-period other comprehensive income (loss)	—	16.8	(0.6)	16.2
Ending balance	$0.1	$(130.9)	$(0.6)	$(131.4)

Six Months Ended June 30, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	(Losses) Gains from Hedging Activities	Total
Beginning balance	$0.1	$(127.8)	$—	$(127.7)
Other comprehensive income (loss) before reclassifications	—	0.5	(0.9)	(0.4)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.5)	—	0.9	0.4
Net current-period other comprehensive (loss) income	(0.5)	0.5	—	—
Ending balance	$(0.4)	$(127.3)	$—	$(127.7)
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
10. Stock Incentive Plans
On May 11, 2017, GCP filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 8,000,000 shares of Common Stock, par value $0.01 per share, that may be issued under the GCP Applied Technologies Inc. Equity and Incentive Plan, as amended and restated on February 28, 2017 (the "Plan"). GCP has provided certain key employees equity awards in the form of stock options, restricted stock units (“RSUs”) and performance-based stock units (“PBUs”) under the Plan. Certain employees and members of the Board of Directors are eligible to receive stock-based compensation, including stock, stock options, RSUs and PBUs. As of June 30, 2017, approximately 8,943,000 shares of common stock were available for issuance under the Plan.
Total cash and non-cash stock-based compensation cost included in "(Loss) income from continuing operations before income taxes" on the Consolidated Statements of Operations is $3.0 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively. Total cash and non-cash stock-based compensation cost included in the Consolidated Statements of Operations is $5.7 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements (Continued)

Upon Separation from Grace, previously outstanding stock-based compensation awards granted under Grace’s equity compensation programs were adjusted to reflect the impact of the Separation. To preserve the aggregate intrinsic value of those Grace awards, as measured immediately before and immediately after the Separation, each holder of Grace stock-based compensation awards generally received an adjusted award consisting of either (i) both a stock-based compensation award denominated in Grace equity as it existed subsequent to the Separation and a stock-based compensation award denominated in GCP equity or (ii) solely a stock-based compensation award denominated in the equity of the company at which the person was employed following the Separation. Adjusted awards consisting of stock-based compensation awards denominated in GCP equity are considered issued under the Plan. These adjusted awards generally will be subject to the same vesting conditions and other terms that applied to the original Grace awards before the Separation.
Under the Employee Matters Agreement, GCP is obligated to settle all of the stock-based compensation awards denominated in GCP equity, regardless of whether the holders are employees of GCP or Grace. Likewise, Grace is obligated to settle all of the stock-based compensation awards denominated in Grace shares, regardless of whether the holders are employees of GCP or Grace. As a result, GCP recorded a liability for cash-settled awards held by Grace employees.
In accordance with certain provisions of the Plan, GCP repurchases shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employee. In the six months ended June 30, 2017 and 2016, GCP repurchased approximately 37,000 and 84,000 shares respectively, under these provisions. These purchases are reflected as "Share repurchases" in the Consolidated Statements of Equity (Deficit).
Stock Options
Stock options are non-qualified and are set at exercise prices not less than 100% of the fair market value on the date of grant (with respect to awards issued before February 28, 2017, fair market value is the average of the high price and low price on the grant date and, with respect to awards issued after February 28, 2017, fair market value is the closing price on the grant date). Stock option awards that relate to Grace stock options originally granted prior to the Separation have a contractual term of five years from the original date of grant. Stock option awards granted post-Separation have a contractual term of seven or ten years from the original date of grant. Generally, stock options vest in substantially equal amounts each year over three years from the date of grant.
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
The following summarizes GCP's assumptions for estimating the fair value of stock options granted during 2017:

Assumptions used to calculate expense for stock option	Six Months Ended June 30, 2017
Risk-free interest rate	1.83 - 2.10%
Average life of options (years)	5.5 - 6.5
Volatility	31.42 - 31.96%
Dividend yield	—
Average fair value per stock option	$9.15

Notes to Consolidated Financial Statements (Continued)

The following table summarizes GCP stock option activity for the six months ended June 30, 2017:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2016	2,122	$16.92	3.57	$20,748
Options exercised	472	13.72
Options forfeited/expired/canceled	94	19.68
Options granted	238	26.46
Outstanding, June 30, 2017	1,794	18.89	3.75	20,537
Exercisable June 30, 2017	935	$17.78	2.60	$11,770
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between GCP's closing stock price on the last trading day of June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. The intrinsic value of all options exercised in the six-month period ended June 30, 2017 was $8.1 million.
Total unrecognized stock-based compensation expense for stock options outstanding at June 30, 2017, was $2.2 million and the weighted-average period over which this expense will be recognized is approximately 1.2 years.
Restricted Stock Units and Performance Based Stock Units
Upon Separation, certain previously outstanding RSUs and PBUs granted under Grace's equity compensation programs prior to the Separation were adjusted, in accordance with the Employee Matters Agreement, such that holders of these original Grace RSUs and PBUs received RSUs denominated in GCP equity.
RSUs generally vest over a three year period, with vesting in substantially equal amounts each year over three years and some vesting 100% on the third anniversary of the date of grant. A smaller number of RSUs were designated as sign-on awards and used for purposes of attracting key employees and to cover outstanding awards from a prior employer and vest 100% after two years.
GCP’s RSU activity for the six months ended June 30, 2017 is as follows:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2016	538	$17.22
RSUs settled	112	17.17
RSUs forfeited	54	18.44
RSUs granted	94	26.39
RSUs outstanding, June 30, 2017	466	$18.94
During the six months ended June 30, 2017, GCP distributed 79,134 shares and $0.9 million of cash to settle RSUs. GCP's expectations of future RSU vesting and settlement are as follows:

Notes to Consolidated Financial Statements (Continued)

Year	Number of Shares Vesting (in thousands)	Settled in Cash	Settled in Stock
2017	21	—%	100%
2018	189	11%	89%
2019	230	—%	100%
2020	26	—%	100%
PBUs and RSUs are recorded at fair value at the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date. The cash settled awards are considered liability awards, with the liability being remeasured each reporting period based on GCP’s then current stock price.
During the six months ended June 30, 2017, GCP granted 164,819 PBUs under the Plan to Company employees. These awards vest upon certification by the Board's Compensation Committee that the applicable performance criteria have been satisfied (such certification would likely occur in February 2020), are subject to the employees' continued employment through the vesting date, and have a weighted average grant date fair value of $26.46. During the six months ended June 30, 2017, 13,257 of these awards were forfeited. PBUs that were granted during the year ended December 31, 2016 under the Plan to Company employees remain outstanding as of June 30, 2017. These awards vest upon certification by the Board's Compensation Committee that the applicable performance criteria have been satisfied (such certification would likely occur in February 2019), are subject to the employees' continued employment through the vesting date, and have a weighted average grant date fair value of $17.04. GCP anticipates that 100% of the PBUs will be settled in GCP common stock upon vesting. During the six months ended June 30, 2017, 20,289 of these awards were forfeited.
The performance criteria for PBUs granted in 2017 is a three-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's relative total shareholder return as against the Russell 3000 Index. The number of shares subject to a 2017 PBU award that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to the employee. The awards will become vested, if at all, no later than March 15, 2020, once actual performance for the 2017-2019 performance period is certified by the Board's Compensation Committee. PBUs are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of the applicable performance period.
As of June 30, 2017, $11.0 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of 1.7 years.

Notes to Consolidated Financial Statements (Continued)

11. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Numerators
Net income (loss) from continuing operations attributable to GCP shareholders	$1.3	$18.6	$(23.7)	$24.6
(Loss) income from discontinued operations, net of income taxes	$(6.0)	$11.7	$2.1	$23.5
Net (loss) income attributable to GCP shareholders	$(4.7)	$30.3	$(21.6)	$48.1
Denominators
Weighted average common shares—basic calculation	71.5	70.8	71.0	70.7
Dilutive effect of employee stock awards (1)	1.2	0.6	—	0.5
Weighted average common shares—diluted calculation	72.7	71.4	71.0	71.2
Basic (loss) earnings per share
Net income (loss) from continuing operations attributable to GCP shareholders	$0.02	$0.26	$(0.33)	$0.35
(Loss) income from discontinued operations, net of income taxes	$(0.08)	$0.17	$0.03	$0.33
Net (loss) income attributable to GCP shareholders	$(0.07)	$0.43	$(0.30)	$0.68
Diluted (loss) earnings per share
Net income (loss) from continuing operations attributable to GCP shareholders	$0.02	$0.26	$(0.33)	$0.35
(Loss) income from discontinued operations, net of income taxes	$(0.08)	$0.16	$0.03	$0.33
Net (loss) income attributable to GCP shareholders	$(0.07)	$0.42	$(0.30)	$0.68
______________________________
(1)     Dilutive effect only applicable to periods where there is net income from continuing operations.
For 2016, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of GCP common stock outstanding on February 3, 2016 had been outstanding at the beginning of the period.
There were approximately 0.1 million anti-dilutive options and no anti-dilutive RSUs outstanding on a weighted-average basis for the three and six months ended June 30, 2017. There were approximately 0.5 million and 0.4 million anti-dilutive RSUs outstanding on a weighted average basis for the three and six months ended June 30, 2016, respectively. Anti-dilutive options outstanding on a weighted-average basis were 0.3 million for the six months ended June 30, 2016 and immaterial for the three months ended June 30, 2016.
During the six months ended June 30, 2017 and 2016, GCP repurchased approximately 37,000 shares and 84,000 shares of Company common stock for $1.0 million and $1.7 million, respectively, in connection with its equity compensation programs.

Notes to Consolidated Financial Statements (Continued)

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
Between January 1, 2016 and the Separation, GCP was allocated $2.0 million of general corporate expense, which is primarily included within "Selling, general and administrative expenses" in the accompanying Statement of Operations for the six months ended June 30, 2016.
Transition Services Agreement
In connection with the Separation, the Company entered into a transition services agreement pursuant to which GCP and Grace provide various services to each other on a temporary, transitional basis.
The services provided by Grace to GCP include information technology, treasury, tax administration, accounting, financial reporting, human resources and other services. Following the Separation, Grace continued to provide some of these services on a transitional basis, generally for a period of up to 18 months from the date of Separation.
Tax Sharing Agreement
The Tax Sharing Agreement governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes (and any related interest, penalties or audit adjustments) reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries); and Grace is responsible for all U.S. federal, state and foreign income taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of the balance sheet date, GCP has included $9.7 million of indemnified receivables in "Other assets" and $2.4 million of indemnified payables in "Other current liabilities."
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

Notes to Consolidated Financial Statements (Continued)

Parent Company Equity
Net transfers to parent are included within net parent investment on the Consolidated Statements of (Deficit) Equity. The components of the net transfers to parent as of June 30, 2016 are as follows:

(In millions)	2016
Cash pooling and general financing activities	$(690.8)
GCP expenses funded by parent	6.6
Corporate costs allocations	2.0
Provision for income taxes	4.3
Total net transfers to parent	(677.9)
Other, net	(80.8)
Transfers to parent, net, per Consolidated Statement of Cash Flows	$(758.7)
In the six months ended June 30, 2017, there were no adjustments to parent company equity. In 2016, "Other, net" includes the non-cash transfer from parent of approximately $44 million of net pension liabilities, approximately $23 million of fixed assets and the non-cash transfer of approximately $36 million of related-party debt, deferred tax items and other items.
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
Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Sales
Specialty Construction Chemicals	$158.9	$166.8	$292.9	$303.8
Specialty Building Materials	128.3	117.2	219.6	217.9
Total	$287.2	$284.0	$512.5	$521.7
Segment Operating Income
Specialty Construction Chemicals	$20.2	$20.6	$28.8	$30.5
Specialty Building Materials	35.3	35.5	50.5	63.3
Total segment operating income	$55.5	$56.1	$79.3	$93.8

Notes to Consolidated Financial Statements (Continued)

Reconciliation of Operating Segment Data to Financial Statements
Total segment operating income for the three and six months ended June 30, 2017 and 2016, is reconciled below to "(Loss) income from continuing operations before income taxes" presented in the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Total segment operating income	$55.5	$56.1	$79.3	$93.8
Corporate costs(1)	(11.2)	(10.1)	(21.4)	(17.8)
Certain pension costs	(2.3)	(1.7)	(4.9)	(3.6)
Loss on sale of product line	(2.1)	—	(2.1)	—
Currency and other financial losses in Venezuela	(2.4)	—	(2.4)	—
Repositioning expenses	(3.7)	(4.7)	(5.7)	(9.0)
Restructuring expenses	(9.8)	(0.1)	(10.9)	(1.0)
Pension MTM adjustment and other related costs, net	0.1	—	0.1	(2.7)
Gain on termination and curtailment of pension and other postretirement plans	5.1	2.4	5.1	2.4
Third-party and other acquisition-related costs	(2.6)	—	(3.0)	—
Amortization of acquired inventory fair value adjustment	(1.2)	—	(2.7)	—
Tax indemnification adjustments	—	—	(2.4)	—
Net income attributable to noncontrolling interests	0.1	0.3	0.1	0.7
Interest expense, net	(17.5)	(17.7)	(34.5)	(30.2)
Income (loss) from continuing operations before income taxes	$8.0	$24.5	$(5.4)	$32.6
_______________________________

(1)
Corporate costs include $2.4 million and $2.8 million of allocated costs in the three months ended June 30, 2017 and 2016, respectively, that were previously reported within the Darex operating segment. Corporate costs include $5.4 million and $4.4 million of allocated costs in the six months ended June 30, 2017 and 2016. Such costs did not qualify to be reclassified to discontinued operations.

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Sales
United States	$134.9	$127.5	$241.7	$233.5
Canada and Puerto Rico	7.7	9.3	12.8	15.9
Total North America	142.6	136.8	254.5	249.4
Europe Middle East Africa	66.4	63.5	111.9	118.6
Asia Pacific	59.2	64.7	110.4	119.6
Latin America	19.0	19.0	35.7	34.1
Total	$287.2	$284.0	$512.5	$521.7

Notes to Consolidated Financial Statements (Continued)

14. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.05 billion in cash, subject to customary closing adjustments (the “Disposition”). In accordance with applicable accounting guidance for the disposal of long-lived assets, Darex met the criteria to be classified as held for sale in the first quarter of 2017. As such, the assets and liabilities related to Darex have been reclassified and reflected as "held for sale" on the Consolidated Balance Sheets for all periods presented. Additionally, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings that will take place in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law over the following seven to 30 months. Up to the time of the delayed closing for these countries, the results of the operations of the Darex business in each country will be reported as “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statement of Operations, which will be adjusted for an economic benefit paid to or recovered from Henkel. The assets and liabilities of the Darex business will be categorized as “Assets held for sale” or “Liabilities held for sale” in the Consolidated Balance Sheet, as appropriate.
In connection with the Disposition, the Company and Henkel also entered into a Transition Services Agreement pursuant to which Henkel and the Company will provide various services to each other in connection with the transition of the Darex business to Henkel. These services are expected to be performed for various periods up to 24 months following the closing date and include real estate, information technology, accounts payable, payroll and other financial functions and administrative services. The agreed upon charges for such services will be generally intended to allow the servicing party to recover all out-of-pocket costs and expenses of providing such services.
Additionally, in connection with the Disposition, the Company and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold to manufacture and prepare for shipping certain products related to product lines that will continue to be owned by the Company. These services are expected to be provided for a period of 24 months following the closing date, which can be further extended at that time.
"(Loss) income from discontinued operations, net of income taxes" in the accompanying Statements of Operations is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net sales	$76.0	$82.3	$147.8	$158.7
Cost of goods sold	53.4	52.1	98.6	100.5
Selling, general and administrative expenses	18.7	8.2	33.5	16.1
Research and development expenses	1.1	1.1	2.2	2.3
Restructuring expenses	6.5	—	6.5	—
Loss in Venezuela	3.8	—	3.8	—
Other non-operating expenses, net	0.5	2.2	1.3	3.4
Benefit from (provision for) income taxes	2.1	(7.0)	0.3	(12.9)
Less: Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	—
(Loss) income from discontinued operations, net of income taxes	$(6.0)	$11.7	$2.1	$23.5
The carrying amounts of the major classes of assets and liabilities of Darex classified as "held for sale" as of June 30, 2017 and December 31, 2016 consist of the following:

Notes to Consolidated Financial Statements (Continued)

(In millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$19.1	$17.2
Trade accounts receivable	55.3	50.5
Inventories	39.6	32.3
Other current assets	11.1	8.9
Current assets held for sale	125.1	108.9
Properties and equipment, net	39.5	39.6
Goodwill	4.7	4.4
Technology and other intangible assets, net	0.4	0.4
Deferred income taxes	8.1	6.4
Other assets	4.4	4.6
Noncurrent assets held for sale	57.1	55.4
Accounts payable	31.7	26.7
Other current liabilities	21.5	21.5
Current liabilities held for sale	53.2	48.2
Deferred income taxes	2.4	2.3
Underfunded and unfunded defined benefit pension plans	16.0	14.8
Other liabilities	4.1	3.8
Noncurrent liabilities held for sale	$22.5	$20.9

15. Acquisitions and Disposals
Acquisition of Stirling Lloyd Plc
On May 17, 2017, GCP acquired 100% of the share capital of Stirling Lloyd Plc ("Stirling Lloyd"), a UK-based global supplier of high-performance liquid waterproofing and coatings products, for total consideration of $90.7 million, net of $16.1 million of cash acquired and subject to customary purchase price adjustments. The Company believes that the addition of Stirling Lloyd and its products, which are used for the protection of infrastructure and buildings, opens new growth opportunities in the building envelope industry by offering additional selling channels in targeting specialized end-market applications.
The Company has accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"), and has included Stirling Lloyd within the GCP SBM operating and reportable segment. In applying the provisions of ASC 805 and determining that Stirling Lloyd represents a business, the Company elected to early adopt and apply ASU 2017-01 (refer to Note 1). Under ASU 2017-01, the Company first assessed whether all of the fair value of the acquired Stirling Lloyd gross assets is concentrated in a single identifiable asset or group of identifiable assets. If that concentration existed, Stirling Lloyd would not be considered a business. The Company concluded that there was not such a concentration, as the fair value of the acquired gross assets is distributed between various intangible and tangible assets.
The Company has allocated the acquisition purchase price to the tangible net assets and identifiable intangible assets acquired based on their estimated fair values at the acquisition date and recorded the excess as goodwill. The Company has recognized $60.2 million of goodwill, which is attributable to the revenue growth and operating synergies that GCP expects to realize from this acquisition.
The Company’s estimates and assumptions used in determining the estimated fair values of the net assets acquired are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. As a result, the purchase price allocation is preliminary. The primary areas of the purchase price allocation that are not yet finalized relate to the settlement of the purchase price adjustments, the identification of certain assets acquired and liabilities assumed, and, therefore, the amount of the residual goodwill.

Notes to Consolidated Financial Statements (Continued)

The following table presents the aggregate purchase price allocation, including those items that were preliminary allocations, as of June 30, 2017.

(In millions)	Net Assets Acquired
Accounts receivable, net	$7.0
Other current assets	2.4
Inventories	4.3
Properties and equipment, net	3.4
Goodwill	60.2
Intangible assets	26.9
Accounts payable	(2.9)
Other current liabilities	(4.3)
Other liabilities	(6.3)
Net assets acquired	$90.7
The table below presents the intangible assets acquired as part of the acquisition of Stirling Lloyd and the periods over which they will be amortized.

	Amount (In millions)	Weighted-Average Amortization Period (in years)
Customer Lists	$15.0	10
Technology	9.8	11
Trademarks	2.1	10
Total	$26.9
Disposal of Non-core Halex Net Assets

In April 2017, the Company completed the sale of non-core carpet tack strip and plywood underlayment product lines that were acquired with Halex Corporation (“Halex”) for approximately $3 million in cash. The Company recorded a $2.1 million loss related to the disposal of these non-core Halex net assets, which is reflected in "Other income, net" in the accompanying Consolidated Statement of Operations.

16. Subsequent Events
Repayment of Term Loan
On July 31, 2017, the Company repaid the Term Loan principal balance outstanding under its Credit Facility, which, together with accrued and unpaid interest, was $272.6 million. As of June 30, 2017, the amount outstanding under the Term Loan was $265.5 million, net of unamortized discount of $2.2 million and unamortized debt issuance costs of $3.9 million, which was reflected in “Debt payable within one year” and "Debt payable after one year" on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements (Continued)

Sale of Darex to Henkel
As discussed in Note 14, on July 3, 2017, the Company completed the sale of Darex to Henkel for $1.05 billion in cash, subject to working capital and certain other adjustments. The Amended Purchase Agreement provides for a series of delayed closings that will take place in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law over the following seven to 30 months. Up to the time of the delayed closing for these countries, the results of the operations of the Darex business in each country will be reported as “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statement of Operations, which will be adjusted for an economic benefit paid to or recovered from Henkel. The assets and liabilities of the Darex business will be categorized as “Assets held for sale” or “Liabilities held for sale” in the Consolidated Balance Sheet, as appropriate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2017 as the "second quarter," the quarter ended June 30, 2016, as the "prior-year quarter," the quarter ended March 31, 2017 as the "2017 first quarter," the six months ended June 30, 2017 as the "six months," and the six months ended June 30, 2016 as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures.
On July 3, 2017, the Company completed the sale of its Darex Packaging Technologies ("Darex") business to Henkel AG & Co. KgaA. The results of operations of the Darex segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Unless otherwise noted, the following discussion and analysis pertains only to our continuing operations.
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

We operate our business on a global scale with approximately 54.4% of our annual 2016 net sales from outside the United States. We conduct business in over 35 countries and in over 30 currencies. We manage our operating segments on a global basis, to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales increased 1.1% to $287.2 million.

•
Net income from continuing operations attributable to GCP shareholders decreased 93.0% to $1.3 million, or $0.02 per diluted share, from $18.6 million or $0.26 per diluted share, for the prior-year quarter. Adjusted EPS was $0.23 per diluted share compared to $0.28 per diluted share in the prior-year quarter.

•	Adjusted EBIT decreased 5.2% to $42.0 million.

•	Adjusted EBIT Return On Invested Capital was 20.7% on a trailing four quarters basis compared with 34.5% for the 2016 second quarter.

Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter and six months compared with the corresponding prior-year quarter. Please refer to this Analysis of Operations (the “table”) when reviewing our Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves quarter-to-quarter comparability and provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes, as these measures provide additional transparency to our core operations.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be net income from continuing operations attributable to GCP shareholders adjusted for interest income; interest expense and related financing costs; income taxes; currency and other financial losses in Venezuela; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; gains and losses on sales of businesses, product lines and certain other investments; third-party and other acquisition-related costs; amortization of acquired inventory fair value adjustment; tax indemnification adjustments; and certain other items that are not representative of underlying trends. We use Adjusted EBIT to assess and measure our operating performance and in determining performance-based compensation. We use Adjusted EBIT as a performance measure because it provides improved quarter-to-quarter comparability for decision-making and compensation purposes and because it allows management to measure the ongoing earnings results of our strategic and operating decisions.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization. We use Adjusted EBITDA as a performance measure in making significant business decisions.
We define Adjusted Earnings Per Share (a non-GAAP financial measure) to be earnings per share ("EPS") from continuing operations on a diluted basis adjusted for costs related to restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected return on plan assets and amortization of prior service costs/credits; gains and losses on sales of businesses, product lines and certain other investments; third-party and other acquisition-related costs; amortization of acquired inventory fair value adjustment; tax indemnification adjustments; other financing costs associated with the modification or extinguishment of debt; certain other items that are not representative of underlying trends; and certain discrete tax items. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis.
We define Adjusted Gross Profit (a non-GAAP financial measure) to be gross profit adjusted for pension-related costs included in cost of goods sold; loss in Venezuela included in cost of goods sold; and amortization of acquired inventory fair value adjustment. Adjusted Gross Margin means Adjusted Gross Profit divided by net sales. We use this performance measure to understand trends and changes and to make business decisions regarding core operations.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net sales:
Specialty Construction Chemicals	$158.9	$166.8	(4.7)%	$292.9	$303.8	(3.6)%
Specialty Building Materials	128.3	117.2	9.5%	219.6	217.9	0.8%
Total GCP net sales	$287.2	$284.0	1.1%	$512.5	$521.7	(1.8)%
Net sales by region:
North America	$142.6	$136.8	4.2%	$254.5	$249.4	2.0%
Europe Middle East Africa (EMEA)	66.4	63.5	4.6%	111.9	118.6	(5.6)%
Asia Pacific	59.2	64.7	(8.5)%	110.4	119.6	(7.7)%
Latin America	19.0	19.0	—%	35.7	34.1	4.7%
Total net sales by region	$287.2	$284.0	1.1%	$512.5	$521.7	(1.8)%
Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$20.2	$20.6	(1.9)%	$28.8	$30.5	(5.6)%
Specialty Building Materials segment operating income	35.3	35.5	(0.6)%	50.5	63.3	(20.2)%
Corporate costs(B)	(11.2)	(10.1)	(10.9)%	(21.4)	(17.8)	(20.2)%
Certain pension costs(C)	(2.3)	(1.7)	(35.3)%	(4.9)	(3.6)	(36.1)%
Adjusted EBIT (non-GAAP)	42.0	44.3	(5.2)%	53.0	72.4	(26.8)%
Currency and other financial losses in Venezuela	(2.4)	—	NM	(2.4)	—	NM
Repositioning expenses	(3.7)	(4.7)	21.3%	(5.7)	(9.0)	36.7%
Restructuring expenses	(9.8)	(0.1)	NM	(10.9)	(1.0)	NM
Pension MTM adjustment and other related costs, net	0.1	—	NM	0.1	(2.7)	NM
Gain on termination and curtailment of pension and other postretirement plans	5.1	2.4	NM	5.1	2.4	NM
Third-party and other acquisition-related costs	(2.6)	—	NM	(3.0)	—	NM
Amortization of acquired inventory fair value adjustment	(1.2)	—	NM	(2.7)	—	NM
Loss on sale of product line	(2.1)	—	NM	(2.1)	—	NM
Tax indemnification adjustments	—	—	NM	(2.4)	—	NM
Interest expense, net	(17.5)	(17.7)	1.1%	(34.5)	(30.2)	14.2%
Provision for income taxes	(6.6)	(5.6)	(17.9)%	(18.2)	(7.3)	NM
Net income (loss) from continuing operations attributable to GCP shareholders (GAAP)	$1.3	$18.6	(93.0)%	$(23.7)	$24.6	NM
Diluted EPS from continuing operations (GAAP)(1)	$0.02	$0.26	(92.3)%	$(0.33)	$0.35	NM
Adjusted EPS (non-GAAP)	$0.23	$0.28	(17.9)%	$0.18	$0.44	(59.1)%
______________________________
(1)     Dilutive effect only applicable to periods where there is net income from continuing operations.

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$58.9	$62.3	(5.5)%	$106.7	$109.4	(2.5)%
Specialty Building Materials	58.5	56.3	3.9%	98.0	102.9	(4.8)%
Adjusted Gross Profit (non-GAAP)	117.4	118.6	(1.0)%	204.7	212.3	(3.6)%
Loss in Venezuela in cost of goods sold	(0.8)	—	NM	(0.8)	—	NM
Amortization of acquired inventory fair value adjustment	(1.2)	—	NM	(2.7)	—	NM
Pension costs in cost of goods sold	(0.4)	(0.3)	(33.3)%	(0.9)	(0.6)	(50.0)%
Total GCP Gross Profit (GAAP)	115.0	118.3	(2.8)%	200.3	211.7	(5.4)%
Gross Margin:
Specialty Construction Chemicals	37.1%	37.4%	(0.3) pts	36.4%	36.0%	0.4 pts
Specialty Building Materials	45.6%	48.0%	(2.4) pts	44.6%	47.2%	(2.6) pts
Adjusted Gross Margin (non-GAAP)	40.9%	41.8%	(0.9) pts	39.9%	40.7%	(0.8) pts
Loss in Venezuela in cost of goods sold	(0.3)%	—%	NM	(0.2)%	—%	NM
Amortization of acquired inventory fair value adjustment	(0.4)%	—%	NM	(0.5)%	—%	(0.5) pts
Pension costs in cost of goods sold	(0.1)%	(0.1)%	0.0 pts	(0.2)%	(0.1)%	(0.1) pts
Total GCP Gross Margin (GAAP)	40.1%	41.7%	(1.6) pts	39.0%	40.6%	(1.6) pts
Adjusted EBIT(A)(B)(C):
Specialty Construction Chemicals segment operating income	$20.2	$20.6	(1.9)%	$28.8	$30.5	(5.6)%
Specialty Building Materials segment operating income	35.3	35.5	(0.6)%	50.5	63.3	(20.2)%
Corporate and certain pension costs	(13.5)	(11.8)	(14.4)%	(26.3)	(21.4)	(22.9)%
Total GCP Adjusted EBIT (non-GAAP)	42.0	44.3	(5.2)%	53.0	72.4	(26.8)%
Depreciation and amortization:
Specialty Construction Chemicals	$5.1	$5.1	—%	$10.2	$9.9	3.0%
Specialty Building Materials	3.1	2.3	34.8%	6.0	4.5	33.3%
Corporate	0.6	(0.1)	NM	1.0	0.3	NM
Total GCP	8.8	7.3	20.5%	17.2	14.7	17.0%
Adjusted EBITDA:
Specialty Construction Chemicals	$25.3	$25.7	(1.6)%	$39.0	$40.4	(3.5)%
Specialty Building Materials	38.4	37.8	1.6%	56.5	67.8	(16.7)%
Corporate and certain pension costs	(12.9)	(11.9)	(8.4)%	(25.3)	(21.1)	(19.9)%
Total GCP Adjusted EBITDA (non-GAAP)	50.8	51.6	(1.6)%	70.2	87.1	(19.4)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	12.7%	12.4%	0.3 pts	9.8%	10.0%	(0.2) pts
Specialty Building Materials	27.5%	30.3%	(2.8) pts	23.0%	29.1%	(6.1) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	14.6%	15.6%	(1.0) pts	10.3%	13.9%	(3.6) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	15.9%	15.4%	0.5 pts	13.3%	13.3%	0.0 pts
Specialty Building Materials	29.9%	32.3%	(2.4) pts	25.7%	31.1%	(5.4) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	17.7%	18.2%	(0.5) pts	13.7%	16.7%	(3.0) pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2017	June 30, 2016
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$122.9	$160.0
Invested Capital:
Trade accounts receivable	210.0	193.2
Inventories	104.0	82.3
Accounts payable	(115.7)	(98.7)
	198.3	176.8
Other current assets (excluding income taxes and related party loans receivable)	36.9	30.2
Properties and equipment, net	202.8	183.7
Goodwill	176.3	99.6
Technology and other intangible assets, net	76.3	32.2
Other assets (excluding capitalized financing fees)	26.5	18.7
Other current liabilities (excluding income taxes, restructuring, repositioning and accrued interest)	(111.2)	(67.1)
Other liabilities (excluding other postretirement benefits liability)	(13.0)	(9.7)
Total invested capital	$592.9	$464.4
Adjusted EBIT Return On Invested Capital (non-GAAP)	20.7%	34.5%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	GCP's segment operating income includes only GCP's share of income of consolidated joint ventures.

(B)
Management allocates all costs within corporate to each segment to the extent such costs are directly attributable to the segments. Corporate costs include approximately $2.4 million and $2.9 million of allocated costs in the three months ended June 30, 2017 and 2016, respectively, and approximately $5.4 million and $4.5 million of allocated costs in the six months ended June 30, 2017, and 2016, respectively, that were previously reported within the Darex operating segment. Such costs did not qualify to be reclassified to discontinued operations.

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

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$0.02				$0.26
Repositioning expenses	$3.7	$1.4	$2.3	0.03	$4.7	$1.5	$3.2	0.04
Restructuring expenses and asset impairments	9.8	3.2	6.6	0.09	0.1	—	0.1	—
Gain on termination and curtailment of pension and other postretirement plans	(5.1)	(2.0)	(3.1)	(0.04)	(2.4)	(0.7)	(1.7)	(0.02)
Pension MTM adjustment and other related costs, net	(0.1)	—	(0.1)	—	—	—	—	—
Currency and other financial losses in Venezuela	2.4	—	2.4	0.03	—	—	—	—
Third-party and other acquisition-related costs	2.6	0.2	2.4	0.03	—	—	—	—
Amortization of acquired inventory fair value adjustment	1.2	0.4	0.8	0.01	—	—	—	—
Loss on sale of product line	2.1	0.8	1.3	0.02	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	(2.6)	2.6	0.04	—	0.3	(0.3)	—
Adjusted EPS (non-GAAP)				$0.23				$0.28

	Six Months Ended June 30,
	2017				2016
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted Earnings Per Share (GAAP)				$(0.33)				$0.35
Repositioning expenses	$5.7	$2.2	$3.5	0.05	$9.0	$3.2	$5.8	0.08
Restructuring expenses and asset impairments	10.9	4.3	6.6	0.09	1.0	0.3	0.7	0.01
Gain on termination and curtailment of pension and other postretirement plans	(5.1)	(2.0)	(3.1)	(0.04)	(2.4)	(0.7)	(1.7)	(0.02)
Pension MTM adjustment and other related costs, net	(0.1)	—	(0.1)	—	2.7	1.0	1.7	0.02
Currency and other financial losses in Venezuela	2.4	—	2.4	0.03	—	—	—	—
Third-party and other acquisition-related costs	3.0	0.2	2.8	0.04	—	—	—	—
Amortization of acquired inventory fair value adjustment	2.7	0.8	1.9	0.03	—	—	—	—
Tax indemnification adjustments	2.4	0.9	1.5	0.02	—	—	—	—
Loss on sale of product line	2.1	0.8	1.3	0.02	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	(19.3)	19.3	0.27	—	0.1	(0.1)	—
Adjusted EPS (non-GAAP)				$0.18				$0.44

GCP Overview
Following is an overview of our financial performance for the second quarter and six months compared with the prior-year periods.
Net Sales and Gross Margin
The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the quarter.

	Three Months Ended June 30, 2017 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(4.1)%	4.0%	(4.6)%	(4.7)%
Specialty Building Materials	9.9%	1.5%	(1.9)%	9.5%
Net sales	1.7%	2.9%	(3.5)%	1.1%
By Region:
North America	3.7%	0.7%	(0.2)%	4.2%
Europe Middle East Africa	9.1%	2.2%	(6.7)%	4.6%
Asia Pacific	(6.2)%	(0.9)%	(1.4)%	(8.5)%
Latin America	(10.2)%	34.3%	(24.1)%	—%

	Six Months Ended June 30, 2017 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(3.6)%	5.5%	(5.5)%	(3.6)%
Specialty Building Materials	0.8%	1.6%	(1.6)%	0.8%
Net sales	(1.8)%	3.9%	(3.9)%	(1.8)%
By Region:
North America	1.1%	0.9%	—%	2.0%
Europe Middle East Africa	(1.1)%	1.6%	(6.1)%	(5.6)%
Asia Pacific	(5.6)%	(1.2)%	(0.9)%	(7.7)%
Latin America	(11.9)%	50.7%	(34.1)%	4.7%
Net sales of $287.2 million for the second quarter of 2017 increased $3.2 million or 1.1% compared with the prior-year quarter. The increase was primarily due to higher sales volumes and price increases in North America and EMEA, both of which were partially offset by lower sales volumes in Asia Pacific and the negative impact of foreign exchange across all regions, as the U.S. dollar strengthened against the majority of the foreign currencies in which we transact business. Price increases in both SCC and SBM and acquisition-related volume increases in SBM offset the negative impacts of foreign exchange, especially in Latin America, which was driven by hyper-inflation in Venezuela.
GCP's gross margin of 40.1% decreased 160 basis points for the second quarter compared with the prior-year quarter, primarily due to lower gross margin in SBM and the impact of an inventory fair value adjustment relating to the Stirling Lloyd acquisition. GCP's Adjusted Gross Margin of 40.9% decreased 90 basis points for the second quarter compared with the prior-year quarter primarily as a result of lower gross margin in SBM.
Net sales of $512.5 million for the six months decreased $9.2 million or 1.8% compared with the prior-year period. The decrease was primarily due to lower sales volumes in Latin America, Asia Pacific and EMEA, as well as the negative impact of foreign exchange in those regions, partially offset by higher sales volumes in North America and EMEA. Price increases in SBM and SCC partially offset the overall decline in sales volume and negative impacts of foreign exchange.

GCP's gross margin of 39.0% decreased 160 basis points for the six months ended June 30, 2017 compared with the prior-year period, primarily due to lower gross margin in SBM and the impact of inventory fair value adjustments related to acquisitions, partially offset by higher gross margin in SCC. GCP's Adjusted Gross Margin of 39.9% decreased 80 basis points for the six months ended June 30, 2017 compared with the prior-year period as a result of lower gross margin in SBM, partially offset by improved gross margin in SCC. The lower gross margin in SBM resulted primarily from increased raw material inflation, lower volumes and more favorable product mix in the prior-year period, partially offset by increased pricing and productivity, while the higher gross margin in SCC resulted primarily from pricing and productivity gains, largely offset by increases in raw material costs.
Net Income (Loss) Attributable to GCP Shareholders
Net income from continuing operations attributable to GCP shareholders was $1.3 million for the second quarter of 2017, a decrease of 93.0% from $18.6 million for the prior-year quarter. The change was primarily due to higher restructuring expenses and selling, general and administrative expenses and lower gross profit. The increase in restructuring expense relates primarily to GCP's 2017 Restructuring and Repositioning Plan (the “2017 Plan”), which includes actions to streamline our operations, reduce our global cost structure, and reposition GCP to a specialty construction materials business in conjunction with the divestiture of Darex. Selling, general, and administrative expenses increased primarily due to acquisitions and higher employee-related costs, corporate facility costs, and professional fees as the Company built-out its corporate and global support functions throughout 2016 as part of the Separation.
Net loss from continuing operations attributable to GCP shareholders was $23.7 million for the six months compared with net income from continuing operations attributable to GCP shareholders of $24.6 million for the prior-year period. The change was primarily due to increases in income tax expense, restructuring expenses and selling, general and administrative expenses and lower gross profit, as discussed above, as well as higher interest expense related to the February 2016 issuance of our debt, for which we did not incur a full period of interest expense in the prior year, partially offset by lower repositioning expenses.

Adjusted EBIT
Adjusted EBIT was $42.0 million for the second quarter of 2017, a decrease of 5.2% compared with the prior-year quarter. The decrease was primarily due to lower Adjusted Gross Profit and higher selling, general and administrative expenses.
Adjusted EBIT was $53.0 million for the six months of 2017, a decrease of 26.8% compared with the prior-year period. The decrease was primarily due to lower Adjusted Gross Profit and higher selling, general and administrative expenses.

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter decreased to 20.7% on a trailing four quarters basis from 34.5% on the same basis for the prior-year period. The decrease was mainly driven by a decline in the trailing four quarters of Adjusted EBIT and a 27.7% increase in invested capital that resulted primarily from the acquisitions of Halex in the fourth quarter of 2016 and Stirling Lloyd in the second quarter of 2017.
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
Net Sales—SCC
Net sales were $158.9 million for the second quarter, a decrease of 4.7% compared with the prior-year quarter. The decrease in net sales was due primarily to unfavorable foreign exchange rates and volume declines in Asia Pacific, partially offset by inflation-driven price increases, largely in Venezuela.
Sales volumes decreased in our Concrete business by 7.1% for the second quarter compared with the prior-year quarter, with the overall decrease attributable to all regions. The decrease in North America resulted from poor weather conditions and the decrease in EMEA resulted primarily from a slowdown in the Middle East. We also experienced lower demand in Latin America and Asia Pacific. Sales volumes increased in our Cement business by 4.7% for the second quarter compared with the prior-year quarter, with growth in North America, Europe and Latin America. Currency translation had an unfavorable impact in Latin America and Europe for the second quarter compared with the prior-year quarter, with Latin America primarily reflecting currency declines in Venezuela.
Net sales were $292.9 million for the six months, a decrease of 3.6% compared with the prior-year period. The decrease was due primarily to unfavorable foreign exchange rates and volume declines in Asia, Europe and Latin America, partially offset by volume increases in North America and inflation-driven price increases in Venezuela. Sales volumes decreased in our Concrete business by 6.0% for the six months compared with the prior-year period due to a slow-down in Asia Pacific and macroeconomic conditions in Europe and Latin America. Sales volumes increased in our Cement business by 3.5% for the six months compared with the prior-year period, reflecting growth in Europe and the Americas.

Segment Operating Income (SOI) and Margin—SCC
Gross profit was $58.9 million for the second quarter, a decrease of $3.4 million or 5.5% compared with the prior-year quarter, primarily due to a decrease in sales volume. Gross margin was 37.1%, compared with 37.4% for the prior-year quarter, primarily due to increases in raw material costs, partially offset by pricing and productivity gains.
Segment operating income was $20.2 million for the second quarter, a decrease of $0.4 million or 1.9% compared with the prior-year quarter, primarily due to lower gross margin, largely offset by a reduction in operating expenses. Segment operating margin increased 30 basis points to 12.7% compared with the prior-year quarter.
Gross profit was $106.7 million for the six months, a decrease of $2.7 million or 2.5% compared with the prior-year period, primarily due to a decrease in sales volume. Gross margin was 36.4%, compared with 36.0% for the prior-year quarter, with pricing and productivity gains largely offset by increases in raw material costs.
Segment operating income was $28.8 million for the six months, a decrease of $1.7 million or 5.6% compared with the prior-year period, primarily due to lower gross profit. Segment operating margin decreased 20 basis points to 9.8% compared with the prior-year period, primarily due to increases in general and administrative expenses.

Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales—SBM
Net sales were $128.3 million for the second quarter, an increase of 9.5% compared with the prior-year quarter, primarily due to $17.1 million of incremental sales related to our acquisitions of Halex and Stirling Lloyd. This increase was offset by lower sales volumes (excluding acquisitions) and unfavorable currency translation, partially offset by higher pricing. Including acquisitions, net sales increased 31.1% and 9.2% in Specialty Construction Products and Building Envelope, respectively, and decreased 12.3% in Residential. Growth in Specialty Construction Products and Building Envelope was due to sales from Halex and Stirling Lloyd, respectively. Product line sales volumes, including acquisitions, increased 23.1% in Europe and 8.1% in North America. Sales were flat in Asia Pacific and decreased 38.4% in Latin America. Excluding acquisitions, sales volume decreased in North America, largely due to project timing. Increased sales volume in EMEA was due to large infrastructure projects in the Middle East, while the decrease in Latin America was due to project timing.
Net sales were $219.6 million for the six months, an increase of 0.8% compared with the prior-year period, including sales of $25.4 million from Halex and Stirling Lloyd. This increase was offset by lower sales volumes (excluding acquisitions) and unfavorable currency translation, partially offset by higher pricing. Including acquisitions, net sales increased 30.0% in Specialty Construction Products and decreased 5.0% and 14.9% in Building Envelope and Residential, respectively. Growth in Specialty Construction Products and Building Envelope was due to sales from Halex and Stirling Lloyd, respectively. Product line sales volumes, including acquisitions, increased 2.8% in North America and 0.3% in Europe, while Asia Pacific and Latin America decreased 2.9% and 47.1%, respectively. Excluding acquisitions, the sales volume decrease in North America was largely due to project timing and the abnormally mild winter in the prior-year period.

Segment Operating Income (SOI) and Margin—SBM
Gross profit was $58.5 million for the second quarter, an increase of 3.9% from the prior-year quarter. Gross margin was 45.6% compared with 48.0% for the prior-year quarter, primarily due to raw material inflation, lower volumes and more favorable product mix in the prior-year quarter, partially offset by increased pricing and productivity and the accretive gross margin impact of the acquisitions.
Segment operating income was $35.3 million for the second quarter, a decrease of 0.6% from the prior-year quarter. Segment operating margin for the second quarter was 27.5%, a decrease from 30.3% in the prior-year quarter. The decrease resulted from lower gross margin, partially offset by contribution from acquisitions.
Gross profit was $98.0 million for the six months, a decrease of 4.8% from the prior-year period. Gross margin was 44.6% compared with 47.2% for the prior-year period primarily due to increased raw material inflation, lower volumes and more favorable product mix in the prior-year period, partially offset by increased pricing and productivity.
Segment operating income was $50.5 million for the six months, a decrease of 20.2% from the prior-year period. Segment operating margin for the six months was 23.0%, a decrease from 29.1% in the prior-year period. The decrease resulted from lower gross margin and higher selling, general and administrative costs due to acquisitions.

Corporate Overview
Corporate costs include certain functional costs, impacts of foreign exchange and other corporate costs such as certain performance-based incentive compensation and public company costs that are not allocated to our operating segments. Corporate costs for the second quarter and six months of 2017 were $11.2 million and $21.4 million, an increase of 10.9% and 20.2% compared with the prior-year periods. The increase in both periods was primarily due to higher functional costs within general and administrative expenses.
Defined Benefit Pension Expense
Certain pension costs for the three and six months ended June 30, 2017 were $2.3 million and $4.9 million compared with $1.7 million and $3.6 million for the corresponding prior-year periods, respectively. The increase relates primarily to lower discount rates and demographic factors related to plan participants.
In the second quarter 2017, GCP recognized a curtailment gain of $5.1 million in continuing operations as a result of an amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees that closes the plan to new hires effective January 1, 2018 and freezes the accrual of plan benefits for all plan participants as of December 31, 2022. In addition, GCP terminated and settled a pension plan at one non-U.S. location, resulting a mark-to-market remeasurement gain of $0.1 million.
Pension mark-to-market and other related costs, net, were $2.7 million in the prior-year period, primarily due to a $2.4 million liability recorded relating to a U.S. multi-employer plan that GCP participants withdrew from during the years 2007 to 2011, triggering a partial withdrawal under ERISA rules.
Restructuring and Repositioning Expenses
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, the Board of Directors of GCP approved a restructuring and repositioning plan that includes actions to streamline its operations, reduce its global cost structure and reposition itself as a construction products technologies company.

We expect to incur total costs under the 2017 Plan of approximately $22 million to $26 million, including approximately $21 million related to restructuring activities and approximately $3 million related to repositioning activities. The restructuring activities, which are expected to be completed by December 31, 2018, primarily relate to severance and other employee-related costs, asset impairments and facility exit costs, of which we expect to classify approximately $9 million within discontinued operations. The repositioning activities primarily include consulting, other professional services and recruitment costs associated with our organizational realignment. In addition, we expect to incur approximately $6 million in capital expenditures related to repositioning activities. All of our repositioning activities are expected to relate to continuing operations and should be substantially completed by December 31, 2018.
At the conclusion of the execution of the 2017 Plan, we expect to achieve a net annualized cost reduction of approximately $22 million to $25 million, of which approximately $7 million to $10 million is expected to relate to continuing operations, while $15 million is expected to relate to discontinued operations. While we expect the cost reduction to be phased-in over the completion of the 2017 Plan, we expect that the cost recovery generated from the Transaction Services Agreement with Henkel beginning in the third quarter of 2017 (refer to Note 14, Discontinued Operations, in our Consolidated Financial Statements) will largely offset the cost that will be eliminated under the program. The Company expects to settle substantially all of the costs related to the 2017 Plan in cash.
Restructuring Expenses
The following table summarizes restructuring expenses incurred related to the 2017 Plan and prior-period plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Severance and other employee costs	$16.1	$0.1	$16.9	$1.0
Facility exit costs and asset impairments	0.2	—	0.5	—
Total restructuring expenses	$16.3	$0.1	$17.4	$1.0
Less: restructuring expenses reflected in discontinued operations	6.5	—	6.5	—
Total restructuring expenses from continuing operations	$9.8	$0.1	$10.9	$1.0
Repositioning Expenses - 2017 Plan
Repositioning expenses associated with the 2017 Plan primarily relate to consulting, other professional services and recruitment costs associated with the Company’s organizational realignment. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expense could increase or decrease and the timing of incurrence could change. For the second quarter and six months, GCP incurred repositioning expenses related to the 2017 Plan of $0.4 million, substantially all of which represent consulting fees.
Separation-Related Repositioning Expenses
Post-Separation, GCP incurred expenses related to its transition to a stand-alone public company. As of June 30, 2017, the Company has substantially completed these activities and incurred total costs of $20.5 million. Separation-related repositioning expenses incurred for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Professional fees	$2.0	$2.1	$3.4	$4.2
Software and IT implementation fees	0.6	1.7	0.9	1.7
Employee-related costs	0.7	0.9	1.0	3.1
Total	$3.3	$4.7	$5.3	$9.0
We exclude restructuring and repositioning expenses from Adjusted EBIT.

Interest and Financing Expenses
Net interest and financing expenses were $17.5 million and $34.5 million for the second quarter and six months of 2017 compared to $17.7 million and $30.2 million in the corresponding prior-year periods. The second quarter decrease of 1.1% resulted primarily from lower interest rates on our refinanced term loan debt. The six month period increase of 14.2% resulted primarily from the February 2016 issuance of our debt, for which we did not incur a full period of interest expense in the prior year.
Income Taxes
The income tax provision on continuing operations for the three months ended June 30, 2017 and 2016 was $6.6 million and $5.6 million, respectively, representing effective tax rates of 82.5% and 22.9%, respectively. The income tax provision for the six months ended June 30, 2017 and 2016 was $18.2 million and $7.3 million, respectively, representing effective tax rates of (337.0)% and 22.4%, respectively. The change in the effective tax rate for the three and six months ended June 30, 2017 of 59.6 and (359.4) percentage points compared to the same periods in 2016 was primarily due to the recording of valuation allowances against certain U.S., Brazil, and Turkey deferred tax assets and a change in the Company’s assertion that it is indefinitely reinvested in Mexico and Venezuela due to the Darex transaction, as further discussed below. The difference between the provision for income taxes at the U.S. federal income tax rate of 35% and GCP’s overall income tax rate is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Tax provision at U.S. federal income tax rate	$2.8	$8.6	$(1.9)	$11.4
Change in provision resulting from:
Valuation allowance	0.1	—	13.9	—
Tax on undistributed foreign earnings	4.6	—	6.5	—
Effect of tax rates in foreign jurisdictions	(0.5)	(2.8)	0.2	(3.4)
Permanent items and other	(0.4)	(0.2)	(0.5)	(0.7)
Provision for income taxes	$6.6	$5.6	$18.2	$7.3
For the three months ended June 30, 2017 and 2016, GCP recorded income tax expense on discontinued operations of $(2.1) million and $7.0 million, respectively. For the six months ended June 30, 2017 and 2016, GCP recorded income tax expense on discontinued operations of $(0.3) million and $12.9 million, respectively. Refer to Note 14, "Discontinued Operations," to the Consolidated Financial Statements for further discussion of the Darex transaction.

As of December 31, 2016, GCP had the intent and ability to indefinitely reinvest undistributed earnings of its foreign subsidiaries outside the United States. During the first quarter of 2017, GCP determined it could no longer assert it is indefinitely reinvested in Mexico because that entity was included in the Darex transaction. The tax associated with its outside book and tax basis difference in Mexico was recorded during the first quarter as a discrete item resulting in a tax expense of $1.9 million. In the second quarter of 2017, GCP determined that it could no longer assert it is indefinitely reinvested in Venezuela as a result of the Company's Venezuela subsidiary being added to the Darex transaction (initially structured as an asset sale). The tax associated with the outside book and tax basis difference in Venezuela as of the beginning of the period was recorded as a discrete item resulting in a tax expense of $4.2 million in the second quarter of 2017. An additional $0.4 million of tax expense was recorded in the second quarter of 2017 due to the current year change in the outside book and tax basis differences.

GCP believes that the sale of Darex is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2017 would not have occurred if not for the anticipated sale. As of June 30, 2017, GCP has the intent and ability to indefinitely reinvest undistributed earnings of all its other foreign subsidiaries outside the United States. GCP expects undistributed prior-year earnings of its foreign subsidiaries to remain indefinitely reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

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
Refer to Note 4, "Income Taxes," to the Consolidated Financial Statements for additional information.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2017.
Our principal uses of cash generally have been capital investments and acquisitions and working capital investments. In connection with our separation from Grace, we incurred $800.0 million of indebtedness, including $750.0 million borrowed to pay a distribution to Grace prior to the separation and approximately $50 million retained to meet operating requirements and to pay separation associated fees. We believe our liquidity and capital resources, including cash on hand, cash we expect to generate during 2017 and thereafter, future borrowings if any, and other available liquidity and capital resources (discussed further below), are sufficient to finance our operations and growth strategy and to meet our debt obligations during the next twelve months and for the foreseeable future.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received proceeds of approximately $1.05 billion before deal and other one-time costs, subject to customary closing adjustments. We intend to use these proceeds primarily for general corporate purposes and to repay indebtedness.
The agreement governing our sale of Darex provides for a series of delayed closings that will take place in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela. The delayed closings will implement the legal transfer of the Darex business in the delayed closing foreign jurisdictions in accordance with local law over the following seven to 30 months. Up to the time of the delayed closing for these countries, the results of the operations of the Darex business in each country will be reported as “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statement of Operations, and the assets and liabilities of the Darex business will be categorized as “Assets held for sale” or “Liabilities held for sale” in our Consolidated Balance Sheet, as appropriate.
Cash Resources and Available Credit Facilities
At June 30, 2017, we had available liquidity of $278.0 million, consisting of $128.2 million in cash and cash equivalents ($18.2 million in the U.S.), $117.5 million available under our revolving credit facility, and $32.3 million of available liquidity under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.

The following table summarizes our non-U.S. credit facilities as of June 30, 2017:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$11.5	$3.0	Open end
India	10.0	1.8	2/3/2021
Singapore	7.6	6.4	2/3/2021
Australia	6.0	3.5	2/3/2021
Canada	5.7	1.9	2/3/2021
Turkey	3.2	2.9	Open end
Brazil	2.7	2.5	8/8/2017
Other countries	10.5	10.3	Open end
Total	$57.2	$32.3
Repayment of Term Loan
On July 31, 2017, the Company repaid the Term Loan principal balance outstanding under its Credit Facility, which, together with accrued and unpaid interest, was $272.6 million. As of June 30, 2017, the amount outstanding under the Term Loan was $265.5 million, net of unamortized discount of $2.2 million and unamortized debt issuance costs of $3.9 million, which was reflected in “Debt payable within one year” and "Debt payable after one year" on the Consolidated Balance Sheet.
Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash (used in) provided by operating activities from continuing operations	$(24.3)	$24.1
Net cash used in investing activities from continuing operations	(103.2)	(22.6)
Net cash provided by financing activities from continuing operations	105.0	14.0
Net cash used in operating activities from continuing operations for the six months was $24.3 million, compared with net cash provided by operating activities of $24.1 million for the prior-year period. The year-over-year change was primarily due to the decrease in net income, an increase in inventories, and an increase in other assets and liabilities, partially offset by changes in deferred income taxes and the net impact of other non-cash items.
Net cash used in investing activities from continuing operations for the six months was $103.2 million, compared with $22.6 million for the prior-year period. The year-over-year change was primarily due to the acquisition of Stirling Lloyd, partially offset by cash received from the sale of a non-core product line.
Net cash provided by financing activities from continuing operations for the six months was $105.0 million, compared with net cash provided by financing activities of $14.0 million in the prior-year period the year-over-year change in cash flow was primarily due to proceeds from the issuance of bonds and indebtedness incurred during the first quarter of 2016, partially offset by a distribution paid to Grace prior to Separation and a decrease in repayments under our credit arrangements compared to the prior-year quarter.
Included in net cash (used in) provided by operating activities from continuing operations for the six months ended June 30, 2017 and June 30, 2016, are restructuring payments of $1.1 million and $2.4 million, respectively, and repositioning payments of $4.1 million and $10.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively. These cash flows totaled $5.2 million and $12.5 million for the six months and prior-year period, respectively.

Debt and Other Contractual Obligations
Total debt outstanding at June 30, 2017 was $933.7 million. Refer to Note 3, "Debt and Other Financial Instruments," to the Consolidated Financial Statements for additional information regarding our debt. During May 2017, GCP borrowed $108.5 million on its Revolving Loan and used the funds in part, together with cash on hand, to acquire U.K.-based Stirling Lloyd Plc.
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. During the quarter ended June 30, 2017, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, except as discussed above and in Note 3, "Debt and Other Financial Instruments."
Refer to Note 7, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements for a discussion of financial assurances.
Employee Benefit Plans
For the six months ended June 30, 2017, we did not contribute any funds to the U.S. qualified pension plans. During the six months ended June 30 2016, we made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $1.0 million.
We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $1.7 million to these non-U.S. plans during the six months ended June 30, 2017 compared with $1.2 million during the prior-year period.
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
Venezuela
The operating environment in Venezuela is challenging, with high inflation, governmental restrictions in the form of currency exchange, price and margin controls, importation of raw materials, labor unrest, and the possibility of government actions such as further currency devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit our ability to purchase raw materials, repatriate earnings, remit dividends and pay intercompany balances at an official exchange rate or at all. Due to our inability to convert local currency at official exchange rates (including the DICOM rate), we have been purchasing imported raw materials from local distributors in local currency with an implicit foreign exchange rate ranging from 4,800 to 8,400 bolivar per U.S. dollar in the second quarter of 2017.
Effective January 1, 2010, we began to account for Venezuela as a highly inflationary economy. As a result, the functional currency of our Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments after the effective date are reflected in net income in the accompanying Consolidated Statements of Operations. The Company maintains a negative currency translation adjustment balance of approximately $33 million related to the Venezuela subsidiary for periods prior to January 1, 2010.

Effective September 30, 2015, we began accounting for our results in Venezuela at the SIMADI rate. In mid-February 2016, changes to the currency exchange systems were announced that eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM.
At the end of May 2017, the Venezuela government announced that it had completed its first auction under the new DICOM exchange mechanism at a rate of 2,010 bolivars per U.S. dollar, an increase of 176.1% from the previously published rate of 728 bolivar per U.S. dollar. As a result of the change in the exchange mechanism and devaluation of the bolivar, for the quarter ended June 30, 2017, the Company recorded a foreign exchange remeasurement and impairment loss of $7.1 million, of which $2.4 million was from continuing operations and $4.7 million was from discontinued operations. Of the $2.4 million from continuing operations, $1.6 million was recorded in “Loss in Venezuela” and $0.8 million was recorded in “Cost of goods sold” within the accompanying Consolidated Statement of Operations.
At the end of June 2017, the DICOM rate increased to 2,640 bolivars per U.S. dollar. As a result, for the quarter ended June 30, 2017, the Company recorded a foreign exchange remeasurement loss of $1.2 million, of which $0.3 million was from continuing operations and $0.9 million was from discontinued operations. The $0.3 million from continuing operations was recorded in “Other income, net” within the accompanying Consolidated Statement of Operations.
At June 30, 2017, monetary and non-monetary net assets denominated in local currency within the Company's Venezuela subsidiary were $3.3 million, of which $2.1 million has been classified as "held for sale" on the Consolidated Balance Sheet. We believe based on existing parallel foreign exchange market rates in Venezuela that the bolivar may continue to devalue against the U.S. dollar in future periods. Assuming the DICOM rate were to increase to 6,000 bolivar per U.S. dollar, and that the June 30, 2017 monetary and non-monetary net asset balances in local currency remained constant, we would expect to incur an additional remeasurement loss of approximately $1.8 million, of which $0.5 million would be from continuing operations and $1.3 million would be from discontinued operations within our Consolidated Statement of Operations.
For the quarter ended June 30, 2017, our Venezuela subsidiary’s net sales from continuing operations was less than 1% of total consolidated net sales from continuing operations.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GCP Applied Technologies Inc. (Registrant)

Date: August 3, 2017	By:	/s/ GREGORY E. POLING
Gregory E. Poling President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2017	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan.