Form 10-K
period 2017-12-31
GCP Applied Technologies Inc.
filed 2018-02-28
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of GCP Applied Technologies' voting and non-voting common equity held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $30.50 as reported on the New York Stock Exchange was $2,184,022,437.
At February 20, 2018, there were 71,921,125 shares of GCP Applied Technologies Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not past, events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, statements about expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to the cyclical and seasonal nature of the industries that GCP serves; foreign operations, especially in emerging regions; changes in currency exchange rates; the cost and availability of raw materials and energy; the effectiveness of GCP's research and development, new product introductions and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding indebtedness, including debt covenants and interest rate exposure; developments affecting GCP's funded and unfunded pension obligations; warranty and product liability claims; legal proceedings; uncertainties related to GCP’s ability to realize the anticipated benefits of the spin-off/separation from W.R. Grace and the value of GCP's common stock following the spin-off; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; and the handling of hazardous materials and the costs of compliance with environmental regulation. These and other factors are identified and described in more detail in Item 1A of this Annual Report on Form 10-K, and GCP's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission ("SEC") and are available online at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on GCP's projections and forward-looking statements, which speak only as of the date thereof. GCP undertakes no obligation to publicly release any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.
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

PART I.

Item 1.    BUSINESS

BUSINESS OVERVIEW
GCP Applied Technologies Inc. is a global provider of construction products technologies that include admixtures and additives for concrete and cement, the VERIFIi® in-transit concrete management system, high-performance waterproofing products, and specialty systems. The Company is a leader in its two global operating segments. Specialty Construction Chemicals produces concrete admixtures, which enhance the properties of concrete and other cementitious construction materials, and cement additives, which improve the performance of Portland cement, the most widely used construction material in the world. Specialty Building Materials produces building envelope, residential, and specialty construction products that protect structures from water, vapor transmission, air penetration, and fire damage.
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
On July 3, 2017, we completed the sale of our Darex Packaging Technologies ("Darex") business to Henkel AG & Co. KGaA (“Henkel”) for $1.06 billion in cash. For the year ended December 31, 2017, we had net sales of $1.1 billion, loss from continuing operations before income taxes of $28.3 million and net income of $553.9 million, which includes the net gain on our sale of Darex of $678.9 million. Approximately 53% of our 2017 sales were generated outside the United States and we operate in over 35 countries.
Business Strategy
GCP's objective is to deliver value to shareholders by growing our sales, earnings, cash flow, and return on invested capital through the implementation of our business strategies. Our Specialty Construction Chemicals and Specialty Building Materials segments produce and market a portfolio of high-performance products for leading global concrete and cement producers, architects, engineers, developers, and contractors. Our products must satisfy our customers’ well-defined performance requirements and specifications to provide high value, although they typically represent a low percentage of the total cost of our customers’ end-products or projects.
We implement the following growth strategies to accelerate progress toward our objective:
Leverage Global Presence and Data Analytics to Generate Sales Growth — We utilize our worldwide manufacturing operations, technical service and support footprint, research and development capabilities, and sales and marketing organization to increase our geographic and customer penetration worldwide. We make targeted investments to expand our capabilities in geographies and segments where trends and economic cycles present the best opportunities. Our sales force employs our applied intelligence framework to pursue higher value project-centric and customer-centric opportunities for GCP’s portfolio of high-performing products.
Strengthen and Enhance Our Segment Positions with Product Innovation — We seek to strengthen our position as an industry innovator by investing in research and development activities focused on commercializing differentiated products and services as well as creating new product categories. We introduce and support new technologies and categories at our centralized research and development center in Cambridge, Massachusetts and at our regional global applications labs. Examples of our category creation and technology development successes include our patented intelligent concrete monitoring system, VERIFI®, which provides in-transit data on concrete quality and truck location, our PREPRUFE® fully-bonded pre-applied waterproofing technology, and ICE & WATER SHIELD®, a self-adhesive underlayment for sloped roofs.

Maintain Strong Customer Focus — A key aspect of our strategy is to deliver product and technology solutions to our customers that help improve the performance of their products or the structures they build, as well as the productivity of their manufacturing operations or product application processes. We believe that maintaining a close partnership with our customers, which includes providing on-site technical support, allows us to effectively focus our innovation efforts and respond to their changing demands at a global, regional and local level. Our goal is to demonstrate the layers of value we provide, which include outstanding product performance and technical service as well as savings through reduced application cost and improved life-cycle performance.
Grow through Strategic Acquisitions — Consistent with our business strategies, we seek strategic, bolt-on acquisitions and alliances to accelerate our customer and geographic penetration, extend our product portfolio, advance our technological capabilities, and bolster our manufacturing capacity and capability. During 2017, we acquired Stirling Lloyd, Ductilcrete Technologies and the quality control assets and related intellectual property of Contek Shilstone Inc. GCP has now completed five acquisitions since our spin-off, adding unique capabilities with each transaction. The divestiture of Darex generated almost $900 million in after-tax proceeds, a portion of which we intend to use to fund our acquisition program.
Increase Productivity by Optimizing Global Operations and Supply Chain — GCP’s productivity strategies focus on our global operations, including our logistics and supply chains. We have developed procurement and product formulation expertise to manage our product costs and production efficiencies. Product formulations are optimized at our regional development labs. These formulations are designed to meet specific customer needs while also considering the costs of different raw material inputs. Our global supply chain organization balances local raw material supply with global contracts that maximize our buying power while ensuring our supply requirements. Our global manufacturing network also maximizes production and delivery efficiencies.
Drive Cash Flow Conversion and Adjusted EBIT Return on Invested Capital to Deliver Long-Term Value to Our Shareholders — We believe our strategies will allow us to accelerate our cash flow conversion to invest in research and development activities, strategic acquisitions, technical service and sales organizations, manufacturing operations, and to return excess capital to shareholders over time.

PRODUCTS AND SEGMENTS

Specialty Construction Chemicals Operating Segment (SCC)
We supply concrete admixtures, polymer fibers and in-transit monitoring systems to concrete producers that are used to improve the rheology, workability, quality, durability and other engineering properties of concrete, mortar, masonry and other cementitious construction materials. We also supply additives to cement manufacturers that are used to improve energy efficiency and reduce carbon dioxide in cement processing, enhance the characteristics of finished cement and improve ease of use.
We compete with several large international suppliers and regionally with smaller competitors. Competition for our products is based on product performance, technical support, the breadth of our manufacturing and distribution infrastructure and our ability to bring value to our customers in the construction industry. Our major global competitors are BASF and Sika.
The following table sets forth SCC sales as a percentage of GCP total revenue.

	2017		2016		2015
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Concrete	$455.6	42.0%	$469.1	44.7%	$532.7	48.8%
Cement	160.1	14.8%	154.7	14.8%	161.6	14.8%
Total SCC Revenue	$615.7	56.8%	$623.8	59.5%	$694.3	63.6%

The following table sets forth SCC sales by geographic region as a percentage of SCC total revenue.

	2017		2016		2015
(In millions)	Sales	% of SCC Revenue	Sales	% of SCC Revenue	Sales	% of SCC Revenue
North America	$256.4	41.6%	$243.0	39.0%	$242.0	34.9%
Europe Middle East Africa (EMEA)	133.3	21.7%	136.2	21.8%	141.2	20.3%
Asia Pacific	160.9	26.1%	179.0	28.7%	181.9	26.2%
Latin America	65.1	10.6%	65.6	10.5%	129.2	18.6%
Total SCC Revenue	$615.7	100.0%	$623.8	100.0%	$694.3	100.0%
SCC consists of two product groups: concrete and cement.
Concrete
The concrete product group includes concrete admixtures, admixtures for decorative concrete and concrete production management and engineered systems.
Concrete admixtures allow concrete producers to use a limited selection of locally-sourced raw materials (cement and aggregates) to produce concrete to meet a wide variety of performance specifications. Our products are based on a set of core platform technologies formulated regionally into admixtures tailored to local end-use requirements.
Examples of our products include CONCERA™ admixtures which enable the production of control flow concrete, a high-flowing, segregation-resistant concrete that allows for easier placement while using conventional mix designs. CLARENA® is a chemical additive that mitigates the effects of clay, which helps quarry owners extend the functional lifespan of their property and, for ready mix producers, adds controllability to concrete containing aggregates with a high clay content. MIRA® admixtures allow concrete to be produced with a lower amount of water, which improves the compressive strength and the long-term durability of the concrete. ADVA® admixtures are used to make flowable "self-compacting concrete" which is popular in precast concrete manufacturing where the rapid filling of large molds is a major driver of economics. ECLIPSE® admixtures are used to minimize the formation of shrinkage cracks in critical applications, such as bridge decks. STRUX® polymeric fibers are designed to improve the ductility of concrete which is a naturally brittle material. In some cases, STRUX® polymeric fibers may be used to replace steel reinforcement near the surface of concrete that will be exposed to corrosive de-icing salts.
Admixtures for decorative concrete are used to enhance the surface appearance and aesthetics of concrete. PIERI® surface retarders are used to obtain exposed aggregate finishes in precast and cast-in-place concrete, achieving the desired surface appearance. PIERI® release agents allow for the efficient removal of mold forms with a resulting higher-quality concrete surface.
Concrete production management systems provide sophisticated process monitoring and control while concrete is in transit to the jobsite. Engineered systems combine proprietary products into high-performance offerings that further reduce installation costs. Our patented concrete production management system, sold under the VERIFI® brand name, measures, monitors and manages critical concrete properties and systematically adds water or admixtures to maintain optimum concrete flow properties. The result is increased product quality and consistency of concrete, fewer rejected loads, increased jobsite efficiency and minimized costly project delays. Our patented engineered floor system, which is marketed and sold under the DUCTILCRETE® brand name, enables for the placement and long-term performance of smooth and level floors, a necessity in modern industrial and commercial buildings. The flooring system provides customers with more sustainable, cost-effective, and low-maintenance surfaces with higher load-bearing capacity than traditional construction. The DUCTILCRETE® system is installed by our network of licensed contractors. The system offers labor and time savings while providing customers with higher quality flat floors.

Cement
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
Examples of our products include OPTEVA™ HE quality improvers, which are cement additives that provide options for gaining higher early (HE) strength and are particularly effective for challenging cements. TAVERO™ VM grinding aid additives help stabilize vertical roller mills during production by reducing water injection requirements and cement pre-hydration, while at the same time improving cement performance by delivering higher strengths and shorter setting time. HEA2® Cement Additives are used around the world to improve the energy efficiency of cement grinding operations. CBA® Cement Additives are used to produce higher cement strength, which provides a high level of process flexibility to the cement manufacturer. Increasingly, cement manufacturers seek to reduce the environmental impact of their manufacturing processes. Our additives provide greater flexibility in raw materials, enabling customers to achieve improvements such as reductions in energy use and CO2 emissions.
The SCC product portfolio includes:

Products	Uses	Customers	Key Brands
Concrete admixtures	Chemicals and polymeric fibers used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of structures	Ready-mix and precast concrete producers, engineers and specifiers	CONCERA™, CLARENA®, ADVA®, STRUX®, MIRA®, TYTRO®, POLARSET®, ECLIPSE®, DARACEM®, DARASET®, DCI®, RECOVER®, WRDA®, ZYLA®
Admixtures for decorative concrete
Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete
		Precast concrete producers and architects	PIERI®
Concrete production management and engineered systems
Proprietary sensors, algorithms and control systems which monitor and adjust the flow properties while in transit to construction sites, providing concrete producers quality control and operational efficiencies
		Ready-mix concrete manufacturers, engineers, specifiers and contractors	VERIFI®, DUCTILCRETE®
Cement additives
Formulated chemicals added to the milling stage of the cement manufacturing process to improve plant energy efficiency, enhance the performance of the finished cement and help our customers meet environmental regulations and reduce their CO2 footprints
		Cement manufacturers	OPTEVA™ HE, TAVERO™ VM, CBA®, SYNCHRO®, HEA2®, TDA®, ESE®

Specialty Building Materials Operating Segment (SBM)
We manufacture and sell building and flooring materials used in both new construction and renovation/repair projects for the commercial, residential and infrastructure markets. Our products protect structures from water, vapor transmission, air penetration and fire damage, while reducing energy usage and improving the long-term durability of structures. They include waterproofing membranes, roofing underlayments, polymeric grouts for use in waterproofing and soil stabilization applications, air and vapor barriers, cementitious grouts, passive fire protection, a flooring barrier system and flooring installation products.

Our products are specified and installed on commercial, residential and infrastructure projects around the world. Our technology platforms, project selling competencies and international reach are the foundation of our industry leadership. We are dedicated to understanding local codes and construction practices so that our technology solutions address the regional needs of our customers. Our global specification sales organization emphasizes its technical expertise and has established relationships with key influencers and decision makers across the entire project selling value chain including architects, engineers, general contractors, specialty contractors and other channel partners. We continue to expand our international presence in targeted regions with our core product lines and by adding new technologies.
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
The following table sets forth SBM sales as a percentage of GCP total revenue.

	2017		2016		2015
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Building Envelope	$263.3	24.3%	$236.3	22.7%	$234.7	21.5%
Residential Building Products	80.3	7.4%	89.2	8.5%	79.3	7.3%
Specialty Construction Products	125.1	11.5%	97.2	9.3%	84.1	7.6%
Total SBM Revenue	$468.7	43.2%	$422.7	40.5%	$398.1	36.4%
The following table sets forth SBM sales by geographic region as a percentage of SBM total revenue.

	2017		2016		2015
(In millions)	Sales	% of SBM Revenue	Sales	% of SBM Revenue	Sales	% of SBM Revenue
North America	$283.8	60.6%	$265.9	62.9%	$229.6	57.7%
Europe Middle East Africa (EMEA)	111.3	23.7%	89.5	21.2%	94.7	23.8%
Asia Pacific	68.3	14.6%	62.2	14.7%	69.4	17.4%
Latin America	5.3	1.1%	5.1	1.2%	4.4	1.1%
Total SBM Revenue	$468.7	100.0%	$422.7	100.0%	$398.1	100.0%
SBM consists of three product groups: building envelope, residential building products and specialty construction products.
Building envelope products
Building envelope products protect structures from water and help manage air and vapor transmission through building walls. The majority of sales in this product group are waterproofing products that protect commercial structures, residential structures and infrastructure. Our waterproofing products are used in both above-grade and below-grade applications. Above grade, our products protect the material to which they are applied and minimize water infiltration into occupied spaces. Below grade, our products enable the construction of structures in challenging sites, such as locations with a high existing water table. Examples of these products include our self-adhesive rubberized asphalt membrane, BITUTHENE®, our innovative pre-applied sheet membrane, PREPRUFE®, and our liquid applied waterproofing system, ELIMINATOR®.

Our BITUTHENE® product line is manufactured globally and has a long track record of providing waterproofing in the most challenging conditions. Designers and contractors have relied on BITUTHENE® for over 40 years and continue to specify it by name. We pioneered the pre-applied waterproofing category with our Advanced Bond Technology™ found in PREPRUFE®. Our unique technology allows a waterproofing membrane to be installed on the ground or on walls before concrete is placed for a foundation. This technology also allows waterproofing of walls normally inaccessible during the construction of a building, such as foundations in densely populated cities. Major projects around the world have successfully installed our PREPRUFE® system and it continues to gain recognition for its waterproofing performance. ELIMINATOR® is a liquid applied waterproofing system used to protect and extend the life of bridges. Major bridge projects in North America, Europe and Asia have used ELIMINATOR® over the last 20 years.
Residential building products
Residential building products consist of roofing underlayments, flashings and weather barriers. Roofing underlayments are placed below the outermost roof covering, such as shingles, to protect sloped roofs from water damage caused by wind-driven rain and ice dams. ICE & WATER SHIELD® roofing underlayments are known throughout the industry and are sold in North America through a network of distributors. The VYCOR® flashing portfolio consists of high performance self-adhered flashing products that provide premium protection against water infiltration in critical areas such as windows and doors. VYCOR® flashing reduces the risk of mold and rot development and contributes to energy efficiency by sealing air leakages from the building.
Specialty construction products
Specialty construction products include fire protection, chemical grouts, cementitious grouts and mortars, and specialty flooring products. Passive fire protection products are marketed under the MONOKOTE® brand. Chemical grouts are sold under the DE NEEF® brand and are used to repair cracks in concrete, seal water leaks in commercial buildings and infrastructure, and stabilize soil. BETEC® cementitious grouts and mortars are used in applications where specific strength and/or flow are required. Examples of these applications include assembly of concrete precast elements for wind turbines, filling under rails for railroads and providing a high-strength surface for heavy machinery in industrial settings. KOVARA™ is our branded moisture mitigation membrane that is installed between a concrete subfloor and surface flooring to protect the finished flooring from moisture and alkalinity related damage. Other flooring installation products include seam tapes, underlayments and tools and accessories used for the installation of carpet, ceramic, laminate, stone and other surface flooring.

The SBM product portfolio includes:

Products	Uses	Customers	Key Brands
Building envelope products
Structural barrier systems to prevent above and below ground water, vapor and air infiltration of the building envelope of commercial structures, including self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops
		Architects, consultants and structural engineers; specialty waterproofing, masons, dry wall contractors and general contractors; specialty distributors	BITUTHENE®, PREPRUFE®, ADPRUFE®, HYDRODUCT®, ADCOR®, SILCOR®, PERM-A-BARRIER®, ELIMINATOR®, INTEGRITANK®
Residential building products	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas, including fully adhered roofing underlayments, synthetic underlayments and self-adhered flashing	Roofing contractors, home builders and remodelers; building material distributors, lumberyards and home centers; architects and specifiers	ICE & WATER SHIELD®, TRI-FLEX®, VYCOR®
Fire protection materials	Fire protection products spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire and enhancing the heat resistance during a fire	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	MONOKOTE®
Chemical grouts	Products for repair and remediation in waterproofing applications and soil stabilization	Contractors; specialty distributors; municipalities; and other owners of large infrastructure facilities	DE NEEF®, HYDRO ACTIVE®, SWELLSEAL®, DE NEEF® PURe™
Cementitious grouts and mortars	Cementitious grouts and mortars used for under filling and gap filling	Specialty contractors engaged in the repair of concrete, installation of new precast concrete elements and infrastructure repair	BETEC®
Specialty flooring products	Flooring moisture barriers and installation products	Distributors; contractors; home centers; flooring manufacturers; and large commercial end users	KOVARA™, ORCON®

SALES AND MARKETING
Our two operating segments maintain global direct sales and technical service teams made up of approximately 750 employees supporting customers in over 125 countries worldwide. Our global team sells products under annual and multi-year global, regional and local agreements and has developed deep segment and product application knowledge. We believe our in depth understanding of our customers' needs, challenges and operations and our ability to service at high standards throughout the world, give both of our segments a competitive advantage. The majority of our products require local, regional, country and international code approvals related to use, storage and performance. Our commercial organization supports and consults on committees and technical associations in order to ensure codes and product standards are consistently applied.
Our sales professionals work with leading architects, engineers and contractors across the globe seeking to have our products specified for use in thousands of projects annually. Our products have been used to build some of the world's most renowned structures. As part of our "go to market" strategy, the SCC team provides technical services to over 10,000 concrete and cement production facilities worldwide. In many cases, we also provide product dispensing equipment to our customers as an integral part of the concrete and cement production process.

MANUFACTURING, RAW MATERIALS AND SUPPLY CHAIN
Our operating segments share global supply chain processes, manufacturing facilities, as well as technical service and sales centers around the world, which provides cost efficiency.
We utilize internal and third-party manufacturing to produce our products to our specifications. Our low capital intensive plants along with third-party manufacturers provide us with flexibility in servicing our customers. Several of our plants ship internationally but most of our facilities are positioned to serve local market demand. We have the ability to respond quickly to changes in local demand by establishing or expanding manufacturing capacity with low capital investment. With both vendors and customers, we have numerous multi-year supply and purchasing agreements which help to minimize volume disruption. Construction demand is seasonal, resulting in demand variations requiring effective management of our manufacturing and distribution assets. For many of our SCC customers, we install and maintain a chemical dispensing and storage system for our products at their production facilities. We periodically replenish the on-site systems to give our customers instant access to our SCC products in the amounts they require twenty-four hours a day. We also install equipment on ready-mix trucks to monitor and manage concrete in transit to job sites. This customer-based equipment accounted for 34% of our 2017 annual capital spend.
The raw materials we use in our products are obtained from a variety of suppliers, including basic chemical and petrochemical producers. Many of our raw materials are organic chemicals derived from olefins, including specialty films and fibers. We also make significant purchases of inorganic materials such as lignin and specialty materials, including plasticizers, films, ethylene derivatives, and rubber. We have multiple raw material sources and balance our purchasing requirements between local and global sources seeking to maximize performance and profitability. Global supply and demand factors, changes in currency exchange rates and petroleum prices can significantly impact the price of our key raw materials.
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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for 2017, 2016 and 2015 is provided in this Annual Report on Form 10-K in Item 8 (Financial Statements and Supplementary Data) under Note 14 (Operating Segment Information) to the Consolidated Financial Statements, which disclosure is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in Item 1A (Risk Factors).

BACKLOG OF ORDERS
While at any given time there may be some backlog of orders, backlog is not material in respect to our total annual sales, nor are the changes, from time to time, significant.

RESEARCH ACTIVITIES; INTELLECTUAL PROPERTY
We believe success in our industry is driven by technology and innovation. Growing our businesses and maintaining our margins is dependent on our ability to introduce new products and enhance existing products based on innovative technology, as well as our ability to obtain patent or other intellectual property protection. Our research and development programs emphasize development of new products and processes, improvement of existing products and processes and application of existing products and processes to new industries and uses.

Our world-class Global Technology Center in Cambridge, Massachusetts houses the product research activities of both of our operating segments. The global marketing resources that we believe are essential to a successful product development process are also located with our research and development group in Cambridge.
Technologies developed by our Global Technology Center are customized for each region and supported in the field by a network of Regional Technical Centers including facilities in Sorocaba, Brazil; Singapore; Beijing, China; Atsugi, Japan; Lügde, Germany; and Heist, Belgium.
Globally, we have approximately 300 research and development and technical service employees and approximately 12% of our workforce is focused on technology. We believe the collective technical expertise, industry knowledge and professionalism of this team is a significant differentiator for us.
We file patent applications globally on a routine basis and obtain grants in numerous countries around the world in support of our products, formulations, manufacturing processes, monitoring systems, equipment, and improvements. We also benefit from technological and commercial advantages protected under trade secret laws, including know-how and other proprietary information related to many of our products, technologies and internal quality control and testing methodologies. Entering 2018, we have approximately 1,000 active patents and patent applications pending in countries around the world, including approximately 160 in the U.S. We estimate that our filing rate is between 40 and 80 patent applications globally on an annual basis. The average number of patents filed, pending, granted, and maintained could go up or down from year to year, depending on various factors, some of which may not be within our control. It is our intent to continue to file for patents to protect our proprietary innovations and investments in research.
Research and development expenses were $20.0 million in 2017, $18.4 million in 2016 and $17.5 million in 2015. These amounts include depreciation and amortization expenses related to research and development assets and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.

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
EMPLOYEE RELATIONS
As of December 31, 2017, we had approximately 2,500 employees, of which approximately 800 were employed in the United States. Of our total employees, approximately 2,100 were salaried and 400 were hourly.
Approximately 55 of our manufacturing employees in the United States are represented by five different local collective bargaining groups. We have operated without a labor work stoppage for more than 10 years.
We have works councils representing our European sites covering approximately 250 employees.

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
Item 1A.    RISK FACTORS
Our operations are subject to a number of risks, including those listed below. When considering investments in our company, you should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting the Company and our business in each of these categories of risks. However, the risks and uncertainties the Company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and may be material. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case or in the case that an additional risk or uncertainty not presently known to us or that we currently believe to be immaterial develops into actual events or the materiality increases, the trading price of our common stock could decline.
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
The specialty chemicals and building materials industries, as well as the end-use applications into which we sell our products, experience ongoing technological change and product improvements. A key element of our business strategy is to invest in research and development activities with the goal of introducing new high-performance, technically differentiated products. We may not be successful in developing new technology and products that successfully compete with products introduced by our competitors, and our customers may not accept or may have lower demand for, our new products. If we fail to keep pace with evolving technological innovations or fail to improve our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.
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
We use petroleum-based materials, natural gas derivatives and other materials to manufacture our products. Prices for these materials are volatile and can have a significant effect on our pricing, sales, manufacturing and supply chain strategies as we seek to maximize our profitability. Our ability to successfully adjust strategies in response to volatile raw material prices by increasing prices for our products and services, reducing costs or taking other actions is a significant factor in maintaining or improving our profitability. If we are unable to successfully adjust our strategies in response to volatile raw material prices, such volatility could have a negative effect on our sales and earnings in future periods.

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
Although we regularly assess our exposure to raw material price volatility, we cannot always predict the prospects of volatility and we cannot always cover the risks we face in a cost-effective manner.
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
We operate our business on a global scale with approximately 53% of our 2017 sales outside the United States. We operate in over 35 countries and in over 30 currencies. We currently have many production facilities, technical centers and administrative and sales offices located outside North America, including facilities and offices in Europe, the Middle East, Africa, Asia Pacific and Latin America. We expect non-U.S. sales to continue to represent a majority of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and economic conditions and regulatory requirements of many jurisdictions as well as risks related to the political relationship between the foreign countries in which we conduct business and the United States. Risks inherent in non-U.S. operations include the following:

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
Economic and geopolitical uncertainty continues to exist across the globe, including with respect to the United Kingdom’s vote to leave the European Union (“Brexit”), the failed military coup in Turkey in July 2016, which has led to continued political turmoil in Turkey and ongoing corruption scandals in Brazil. Our business and financial performance depend significantly on macroeconomic and geopolitical conditions and the demand for our products and services in the markets in which we compete. Economic weakness and political uncertainty in various markets throughout the world, whether related to Brexit, the political situations in Turkey and/or Brazil, or otherwise, have resulted, and may in the future result, in decreased revenue, gross margin or earnings and in increased expenses.
We are exposed to currency exchange rate changes that impact our profitability and these risks could increase as a result of global political uncertainty and other risks in international markets.
We are exposed to currency exchange rate risk through our U.S. and non-U.S. operations. Changes in currency exchange rates may materially affect our operating results. For example, changes in currency exchange rates may affect the relative prices at which we and our competitors sell products in the same region and the cost of materials used in our operations. A substantial portion of our net sales and assets are denominated in currencies other than the U.S. dollar. When the U.S. dollar strengthens against other currencies, at a constant level of business, our reported sales, earnings, assets and liabilities are reduced because the foreign currencies translate into fewer U.S. dollars. In addition, since we manufacture a portion of our construction products in emerging regions using raw materials from suppliers in the U.S., Europe and other advanced economies, changes in the values of the currencies of these emerging regions versus the U.S. dollar, the euro and the currencies of other advanced economies in which we purchase raw materials, may adversely affect our raw material costs.
We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction risks effectively, which may expose our financial condition or results of operations to significant additional risk.
Our operations in Venezuela have been, and may in the future continue to be, adversely affected by political and economic instability in the country.
Our ability to manage our Venezuelan operations has been and will continue to be negatively affected by difficult conditions in Venezuela, including continuing high inflation and the significant devaluation of the Venezuelan bolivar. Government regulations regarding price increases limit our ability to offset the effects of high inflation and the currency devaluations. Import authorization controls and the limited availability of foreign exchange limit our ability to import raw materials needed for the production of our products. In addition, labor laws limit our ability to manage overhead costs and, at times, production has been negatively impacted by local labor issues. Additional government actions could have further adverse impacts on our business, as could further deterioration in the Venezuelan economy resulting from the decline in the price of oil or from other factors. We have no assurance that we will be able to sustain operations in Venezuela.
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
As of December 31, 2017, we had $544.3 million of indebtedness outstanding. The amount of and terms governing the Company's indebtedness may have material effects on our business, including to:

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
As of December 31, 2017, we had approximately $23 million, or 4%, of our borrowings at variable interest rates exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease.
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

The divestiture of our Darex business could adversely affect our results of operations.
In July 2017, we completed the sale of our Darex business to Henkel AG & Co. KGaA. Potential difficulties in, and diversion of management attention as a result of, the separation of operations, services, products and personnel, in addition to delayed closings in certain non-U.S. jurisdictions, could have an adverse impact on our business and results of operations. Following the divestiture of our Darex business, we have become a smaller, less diversified company with a narrower business focus, and we may be more vulnerable to changing market conditions, which could adversely affect our business and results of operations.
Our results of operations could be adversely affected by warranty claims and product liability.
We provide standard warranties that our products perform according to their specifications and do not have material defects. In particular, for a limited number of high value construction projects we warrant the performance of some products for periods of 10 to 20 years. Our products are generally sold to the commercial, residential and infrastructure construction markets, and they often constitute an integral part of our customers’ products. If our products do not meet specifications, are otherwise defective, or are used contrary to our instructions or in applications for which they are not designed, they may contribute to damage to our customers’ products, the end users of our customers’ products and buildings and other installations that contain our products.  Although we take measures to avoid product defects and instruct our customers on the proper use of our products, if a substantial warranty claim or product liability lawsuit is brought against us, the cost of defending the claim or lawsuit could be significant and any adverse determination could have a material adverse effect on our results of operations.
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
As a manufacturer of specialty chemicals and specialty building materials, we are subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. We expend funds to comply with such laws and regulations and attempt to implement sustainable practices across our global operations, including the minimization of our emissions to the environment. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) make it difficult for us to project future spending for these purposes and we may be required to expend additional funds to remain in compliance.

Some of our employees are unionized, represented by works councils or employed subject to local laws that are less favorable to employers than the laws in the United States.
As of December 31, 2017, we had approximately 2,500 total employees, of which approximately 800 were employed in the United States. Of our total U.S. employees, approximately 55 are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.
We may be subject to claims of infringement of the intellectual property rights of others, which could hurt our business or financial performance.
Although each of our core businesses monitors and conducts watches on third-party patents, conducts global trademark clearance searches as part of new product branding exercises, and otherwise creates its own product and promotional literature under its own copyrights in an attempt to avoid encroaching upon the intellectual property of others, from time to time we may receive claims from our competitors or others alleging that their patents, trademarks, copyrights, or other intellectual property rights have been infringed. Any claims that our products or processes or promotional materials infringe or interfere with the intellectual property rights of others, regardless of the merit or resolution of the claims, could cause us to incur significant costs in responding to, defending, and resolving the claims, and may divert the efforts and attention of our management and technical personnel from our business. For example, a third-party could file an action against our company and/or its customers and allege that it is entitled to damages for the sale, use, or manufacture of company products believed to infringe the third-party patent, for the sale of non-infringing product used by the customer in a manner that infringes a third-party use patent, or for the sale of non-infringing products to a customer who combines the products with customer materials which in combination are believed to give rise to contributory type infringement of the third-party patent. We may experience delays as we pursue one or more of our commercial options: e.g., cease selling or manufacturing the allegedly infringing product, contest the validity or enforceability of the third-party patent, redesign our products or processes to avoid the third-party patent, pay a license fee in order to commercialize under the third-party patent, obtain a legal opinion regarding non-infringement and/or invalidity of the third-party patent, and/or take other measures (e.g., negotiating a cross-license under one of our patent families as desired by the third-party) to avoid costs of litigation. Even if we ultimately prevail, the existence of the lawsuit could prompt our customers to switch to products that are not the subject of infringement suits.
We are subject to business continuity risks associated with centralization of certain administrative functions.
We have centralized certain administrative functions in designated centers around the world, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted.
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

We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems are vulnerable to damages from computer viruses, malware or other malicious code, unauthorized access, cyber-attack, phishing attacks, ransomware, account takeovers, denial of service attacks, human error, disruption, loss or destruction of data, natural disasters, power outages and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breaches result in a loss or damage to our data or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Risks Relating to the Separation
If the distribution and certain related transactions fail to qualify under applicable Internal Revenue Code provisions, Grace, the Company and Grace shareholders could be subject to significant tax liabilities and, in certain circumstances, the Company could be required to indemnify Grace for taxes and other related amounts, which may be material, pursuant to indemnification obligations under the Tax Sharing Agreement.
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
Pursuant to the Separation and Distribution Agreement and the Tax Sharing Agreement, Grace agreed to indemnify us for certain liabilities, and we agreed to indemnify Grace for certain liabilities, and we agreed to indemnify Grace in each case for uncapped amounts, as discussed further in Note 12, "Related Party Transactions and Transactions with Grace,” to the Consolidated Financial Statements in Item 8. Indemnities that we may be required to provide Grace are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the U.S. federal income tax treatment of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities that Grace has agreed to retain. Further, the indemnity from Grace may not be sufficient to protect us against the full amount of such liabilities, and Grace may not be able to fully satisfy its indemnification obligations in the future. Moreover, even if we ultimately succeed in recovering from Grace any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
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
Risks Relating to Ownership of GCP Common Stock
Our share price may fluctuate significantly.
The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings results or those of other companies in our industry;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of shareholders or changes by securities analysts in their estimates of our future earnings;

•	announcements made by us or our customers, suppliers or competitors;

•	changes in laws or regulations which adversely affect us or our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of company common stock by shareholders;

•	future issuances of our common stock by us; and

•	the other factors described in these “Risk Factors” and other parts of this Annual Report on Form 10-K.

Provisions in the Company’s corporate documents, the Tax Sharing Agreement and Delaware law could delay or prevent a change-in-control of the Company, even if that change may be considered beneficial by some Company shareholders.
The existence of some provisions in our certificate of incorporation, our bylaws and of Delaware law could discourage, delay or prevent a change in control of the Company that a shareholder may consider favorable. These provisions include:

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
In addition, the Company is subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by the Company's Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of company common stock.
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing the Board of Directors with more time to assess any acquisition proposal as compared to its long-term plan as a standalone company. However, these provisions apply even if a proposal may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of GCP and our shareholders.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the Tax Sharing Agreement, the Company would be required to indemnify Grace for any resulting tax and related amounts, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.

Our future results of operations could be adversely affected by changes in our effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), will increase tax uncertainty and impact our provision for income taxes.

The Company may issue preferred stock with terms that could dilute the voting power or reduce the value of company common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of company common stock. For example, we could grant holders of preferred stock the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of the common stock.
The Company does not expect to pay any cash dividends for the foreseeable future.
We currently intend to retain future earnings to finance our business. As a result, GCP does not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends by GCP will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or other currently unknown reasons. If we do not pay dividends, the price of our common stock must appreciate in order for your investment to increase in value. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
We operate manufacturing plants and other facilities (including offices, warehouses, labs and other service facilities) throughout the world. Some of these plants and facilities are shared between our operating segments. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that, after taking planned expansion into account, the productive capacity of our plants and other facilities is generally adequate for current operations. The tables below summarize our primary facilities by operating segment and region as of December 31, 2017.

	Number of Facilities(1)
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	12	9	17	8	46
Specialty Building Materials	7	4	6	—	17
___________________________________________________________________________________________________________________

(1)	Shared facilities are counted in each applicable operating segment. The total number of facilities included in the above table, without regard to sharing amongst operating segments, is 56.

	Number of Facilities—Leased(1)
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	4	5	11	4	24
Specialty Building Materials	1	4	5	—	10
___________________________________________________________________________________________________________________

(1)	Shared facilities are counted in each applicable operating segment.

	Number of Facilities—Owned(1)
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	8	4	6	4	22
Specialty Building Materials	6	—	1	—	7
___________________________________________________________________________________________________________________

(1)	Shared facilities are counted in each applicable operating segment.
We own our principal facilities. With respect to our other facilities, we either own, lease or hold them under a land lease arrangement. Our corporate headquarters is in Cambridge, Massachusetts, and we lease and operate a shared services facility in Manila, Philippines. Our largest facilities are located in Cambridge, Massachusetts; Chicago, Illinois; Ezhou, China and Mt. Pleasant, Tennessee. We also have numerous smaller locations around the world. SCC requires a greater number of facilities to service its customers than SBM as many of its products are water-based and are delivered to numerous distributors, concrete production locations, cement production locations and job sites. See Note 3, "Properties and Equipment," to the Consolidated Financial Statements in Item 8.
In connection with our credit agreement, we have executed security agreements with respect to certain of our larger United States facilities. As of December 31, 2017, mortgages or deeds of trust were in effect with respect to facilities in Mount Pleasant, Tennessee and Chicago, Illinois. A description of our credit agreement may be found within Note 5, "Debt and Other Financial Instruments," to the Consolidated Financial Statements in Item 8.

Item 3.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9, "Commitments and Contingencies," to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers as of February 1, 2018 are listed in the following table. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his successor is elected and qualified or until his earlier resignation or removal.

Name	Age	Position
G. E. Poling	62	President and Chief Executive Officer
D. P. Freeman	54	Vice President and Chief Financial Officer
J. W. Kapples	58	Vice President, General Counsel and Secretary
K. R. Holland	56	Vice President and Chief Human Resources Officer
N. B. Srinivasan	45	Vice President, Chief Strategy, Marketing and Business Development Officer
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

Dean P. Freeman has served as GCP’s Vice President and Chief Financial Officer since our separation from Grace on February 3, 2016. Mr. Freeman joined Grace in September 2015 as Vice President, GCP Finance. He previously served as Interim Chief Executive Officer and President, from January to May 2014, and as Executive Vice President and Chief Financial Officer, from 2012 to October 2014, at Watts Water Technologies, a global provider of products and solutions for the residential, commercial and industrial markets. Mr. Freeman served as Senior Vice President of Finance and Treasurer of Flowserve Corporation from 2009 to 2011 and as Vice President, Finance and Chief Financial Officer of the Flowserve Pump Division from 2006 to 2009. Prior to Flowserve, Mr. Freeman served as Chief Financial Officer, Europe for The Stanley Works Corporation and in financial and management roles of increasing responsibility with United Technologies Corporation and SPX Corporation.
John W. Kapples has served as GCP’s Vice President, General Counsel and Secretary since our separation from Grace on February 3, 2016. Mr. Kapples joined Grace in December 2015 as Vice President and General Counsel, GCP. He previously served as Vice President at Medtronic plc from February 2015 to August 2015, where he assisted with legal transition and integration matters related to Medtronic's acquisition of Covidien plc. From 2006 to 2015, Mr. Kapples served as Vice President and Secretary at Covidien, a medical device company. Prior to Covidien, Mr. Kapples served in management and legal roles of increasing responsibility at Raytheon Company.
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
Naren B. Srinivasan served as GCP’s Vice President, Strategy and Corporate Development from February 3, 2016, the date of our separation from Grace, through September 2017. Since October 2017, Mr. Srinivasan has served as Vice President, Chief Strategy, Marketing and Business Development Officer. Mr. Srinivasan joined Grace in October 2015 as Vice President, Strategy and Corporate Development, GCP. Prior to joining GCP, Mr. Srinivasan led the strategy and corporate development functions at The Hertz Corporation from July 2011 to September 2015 and MeadWestvaco Corporation from 2004 to 2011. Prior to that he worked in mergers and acquisitions and private equity at Rothschild & Co, Evercore Partners, and Dillon, Read & Co.

PART II.

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "GCP." There were 4,480 stockholders of record of our common stock as of December 31, 2017. The high and low common stock sales prices per share for 2017 and 2016 are presented below.

	2017		2016
	High	Low	High	Low
First quarter	$34.05	$25.25	$20.67	$14.47
Second quarter	34.23	29.45	27.01	19.51
Third quarter	31.80	27.25	30.12	25.18
Fourth quarter	33.40	27.91	29.30	25.10
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

	2/4/16	12/31/16	12/31/17
GCP Applied Technologies Inc.	$100	$158	$189
S&P 1500 Specialty Chemicals	100	118	147
S&P 1000 Index	100	131	152

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

On July 3, 2017 (the "Closing Date"), GCP completed the sale of its Darex business to Henkel for $1.06 billion in cash. As discussed further in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the accompanying Consolidated Financial Statements, the results of operations for Darex have been excluded from continuing operations and segment results for all periods presented. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex have been reclassified and reflected as "held for sale" on the Consolidated Balance Sheet as of December 31, 2016. As discussed further in Note 18, "Discontinued Operations," to the accompanying Consolidated Financial Statements, the assets and liabilities of the Darex business in certain delayed close countries are categorized as “Assets held for sale” or “Liabilities held for sale” in the accompanying Consolidated Balance Sheet as of December 31, 2017. Additionally, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
The statement of operations data for each of the years ended December 31, 2017, 2016 and 2015, and the balance sheet data as of December 31, 2017 and 2016 set forth below are derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We derived the statement of operations data for the year ended December 31, 2014 set forth below from our audited Consolidated Financial Statements included in our December 31, 2016 Annual Report on Form 10-K. We derived the statement of operations data for the year ended December 31, 2013 and the balance sheet data as of December 31, 2014 and 2013 set forth below from information that is included in our Registration Statement on Form 10, as filed with the SEC on January 12, 2016.
Prior to the Separation, our financial statements included expense allocations for certain functions provided by Grace as well as other Grace employees not solely dedicated to GCP, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented prior to February 3, 2016. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
The selected consolidated financial data in this section are not intended to replace the Consolidated Financial Statements and are qualified in their entirety by the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations
Net sales	$1,084.4	$1,046.5	$1,092.4	$1,105.6	$1,058.2
(Loss) income from continuing operations	(110.4)	28.6	0.6	84.9	55.9
Income from discontinued operations, net of income taxes(1)	664.3	45.2	40.1	50.5	55.3
Net income	553.9	73.8	40.7	135.4	111.2
Net income attributable to noncontrolling interests	(0.5)	(1.0)	(0.6)	(1.1)	(1.5)
Net income attributable to GCP shareholders	553.4	72.8	40.1	134.3	109.7
(Loss) income from continuing operations attributable to GCP shareholders	(110.9)	27.6	—	83.8	54.4

Basic earnings per share(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(1.55)	$0.39	$—	$1.19	$0.77
Income from discontinued operations, net of income taxes	$9.29	$0.64	$0.57	$0.72	$0.78
Net income attributable to GCP shareholders(3)	$7.74	$1.03	$0.57	$1.90	$1.56
Weighted average number of basic shares	71.5	70.8	70.5	70.5	70.5

Diluted earnings per share(2)(4)
(Loss) income from continuing operations attributable to GCP shareholders	$(1.55)	$0.38	$—	$1.19	$0.77
Income from discontinued operations, net of income taxes	$9.29	$0.63	$0.57	$0.72	$0.78
Net income attributable to GCP shareholders(3)	$7.74	$1.02	$0.57	$1.90	$1.56
Weighted average number of diluted shares	71.5	71.7	70.5	70.5	70.5

Financial Position
Total assets	$1,703.0	$1,089.8	$833.1	$981.5	$986.4
Long-term debt	520.3	783.0	—	—	4.5
Long-term debt—related party	—	—	—	—	9.3
_____________________________________________________________________________

(1)	GCP recognized a net gain on the sale of Darex of approximately $678.9 million during the year ended December 31, 2017.

(2)
GCP's earnings per share amounts for 2015, 2014 and 2013 were calculated using the shares that were distributed to Grace shareholders immediately following the Separation. For periods prior to February 3, 2016, it is assumed that there are no dilutive equity instruments as there were no GCP equity awards outstanding prior to the legal separation from Grace.

(3)	Amounts may not sum due to rounding.

(4)	Dilutive effect only applicable to periods where there is net income from continuing operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
See "Analysis of Operations" for a discussion of our non-GAAP performance measures.
On July 3, 2017, the Company completed the sale of its Darex business to Henkel AG & Co. KGaA. The results of operations of the Darex segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Unless otherwise noted, the following discussion and analysis pertains only to our continuing operations.

Summary Description of Business
We are engaged in the production and sale of specialty construction chemicals and specialty building materials through two global operating segments:

•
Specialty Construction Chemicals. Specialty Construction Chemicals ("SCC") provides products, technologies, and services that improve the performance of cement, concrete, mortar, masonry and other cementitious based construction materials.

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

We operate our business on a global scale with approximately 53% of our annual 2017 net sales from outside the United States. We operate in over 35 countries and transact in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows and financial position.
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

Results of Operations
2017 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2017, compared with the prior year.

•	Net sales increased 3.6% to $1.1 billion.

•
Net loss from continuing operations attributable to GCP shareholders was $110.9 million or $1.55 per diluted share, compared to net income from continuing operations attributable to GCP shareholders of $27.6 million or $0.38 per diluted share, for the prior year. The change resulted primarily from increases in income tax expense due to The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), losses in Venezuela and selling, general and administrative expenses compared with the prior year.

•	Adjusted EPS was $0.64 and $0.79 per diluted share in the current and prior years, respectively.

•	Adjusted EBIT decreased 9.6% to $127.4 million.

•	Adjusted EBIT Return On Invested Capital was 20.2% compared with 30.2% for the year ended December 31, 2016.

2016 Performance Summary
Following is a summary of our financial performance for the year ended December 31, 2016, compared with the prior year.

•	Net sales decreased 4.2% to $1.0 billion.

•
Net income from continuing operations attributable to GCP shareholders was $27.6 million or $0.38 per diluted share, compared to no net income from continuing operations attributable to GCP shareholders for the prior year.

•	Adjusted EBIT decreased 5.0% to $141.0 million.

•	Adjusted EBIT Return On Invested Capital was 30.2% compared with 38.7% for the year ended December 31, 2015.

Analysis of Operations for 2017, 2016 and 2015
We have set forth in the table below our key operating statistics with percentage changes for the years ended December 31, 2017, 2016 and 2015. Please refer to this Analysis of Operations (the "table") when reviewing our Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be net income from continuing operations attributable to GCP shareholders adjusted for gains and losses on sales of businesses, product lines and certain other investments; currency and other financial losses in Venezuela; costs related to legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; third-party and other acquisition-related costs; amortization of acquired inventory fair value adjustments; tax indemnification adjustments; interest income; interest expense and related financing costs; income taxes; and certain other items that are not representative of underlying trends (such as legal settlements). We use Adjusted EBIT to assess and measure our operating performance and in determining performance-based compensation. We use Adjusted EBIT as a performance measure because it provides improved period-to-period comparability for decision-making and compensation purposes and because it allows management to measure the ongoing earnings results of our strategic and operating decisions.
We define Adjusted EBITDA (a non-GAAP financial measure) to be Adjusted EBIT adjusted for depreciation and amortization. We use Adjusted EBITDA as a performance measure in making significant business decisions.

We define Adjusted Earnings Per Share (a non-GAAP financial measure) to be earnings per share ("EPS") from continuing operations on a diluted basis adjusted for costs related to gains and losses on sales of businesses, product lines and certain other investments; currency and other financial losses in Venezuela; legacy product, environmental and other claims; restructuring and repositioning expenses and asset impairments; pension costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; third-party and other acquisition-related costs; other financing costs associated with the modification or extinguishment of debt; amortization of acquired inventory fair value adjustments; tax indemnification adjustments; certain other items that are not representative of underlying trends (such as legal settlements); and certain discrete tax items. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis.
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
Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted EBIT Return On Invested Capital, Adjusted Gross Profit and Adjusted Gross Margin do not purport to represent income measures as defined under U.S. GAAP. These measures are provided to investors and others to improve the period-to-period comparability and peer-to-peer comparability of our financial results and to ensure that investors understand the information we use to evaluate the performance of our businesses.
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

Analysis of Operations (In millions)	2017	2016	% Change	2015	% Change
Net sales:
Specialty Construction Chemicals	$615.7	$623.8	(1.3)%	$694.3	(10.2)%
Specialty Building Materials	468.7	422.7	10.9%	398.1	6.2%
Total GCP net sales	$1,084.4	$1,046.5	3.6%	$1,092.4	(4.2)%
Net sales by region:
North America	$540.7	$509.1	6.2%	$471.6	8.0%
Europe Middle East Africa (EMEA)	244.5	225.6	8.4%	235.9	(4.4)%
Asia Pacific	229.2	241.2	(5.0)%	251.3	(4.0)%
Latin America	70.0	70.6	(0.8)%	133.6	(47.2)%
Total net sales by region	$1,084.4	$1,046.5	3.6%	$1,092.4	(4.2)%
Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$63.4	$72.6	(12.7)%	$83.7	(13.3)%
Specialty Building Materials segment operating income	109.4	114.0	(4.0)%	99.6	14.5%
Corporate costs(B)	(36.4)	(38.4)	5.2%	(31.1)	(23.5)%
Certain pension costs(C)	(9.0)	(7.2)	(25.0)%	(3.8)	(89.5)%
Adjusted EBIT (non-GAAP)	127.4	141.0	(9.6)%	148.4	(5.0)%
Loss on sale of product line	(2.1)	—	NM	—	—%
Currency and other financial losses in Venezuela	(39.1)	—	NM	(63.0)	NM
Litigation settlement	(4.0)	—	NM	—	—%
Legacy product, environmental and other claims(D)	(0.6)	—	NM	—	—%
Repositioning expenses	(9.8)	(15.3)	35.9%	—	NM
Restructuring expenses and asset impairments	(13.5)	(1.9)	NM	(9.8)	80.6%
Pension MTM adjustment and other related costs, net	(14.1)	(22.6)	37.6%	(17.1)	(32.2)%
Gain on termination and curtailment of pension and other postretirement plans	6.6	0.8	NM	—	NM
Third-party and other acquisition-related costs	(6.8)	(0.6)	NM	—	NM
Other financing costs	(6.0)	(1.2)	NM	—	NM
Amortization of acquired inventory fair value adjustment	(2.9)	(1.3)	NM	—	NM
Tax indemnification adjustments	(2.8)	—	NM	—	—%
Interest expense, net	(61.1)	(64.6)	5.4%	(2.5)	NM
Income tax expense	(82.1)	(6.7)	NM	(56.0)	88.0%
Net (loss) income from continuing operations attributable to GCP shareholders (GAAP)	$(110.9)	$27.6	NM	$—	NM
Diluted EPS from continuing operations (GAAP)	$(1.55)	$0.38	NM	$—	NM
Adjusted EPS (non-GAAP)	$0.64	$0.79	(19.0)%

Analysis of Operations (In millions)	2017	2016	% Change	2015	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$218.8	$229.9	(4.8)%	$244.3	(5.9)%
Specialty Building Materials	204.1	196.7	3.8%	179.5	9.6%
Adjusted Gross Profit (non-GAAP)	422.9	426.6	(0.9)%	423.8	0.7%
Amortization of acquired inventory fair value adjustment	(2.9)	(1.3)	NM	—	NM
Loss in Venezuela in cost of goods sold	(0.8)	—	NM	(7.8)	NM
Corporate costs and pension costs in cost of goods sold	(2.1)	(7.7)	72.7%	(8.6)	10.5%
Total GCP Gross Profit (GAAP)	417.1	417.6	(0.1)%	407.4	2.5%
Gross Margin:
Specialty Construction Chemicals	35.5%	36.9%	(1.4) pts	35.2%	1.7 pts
Specialty Building Materials	43.5%	46.5%	(3.0) pts	45.1%	1.4 pts
Adjusted Gross Margin (non-GAAP)	39.0%	40.8%	(1.8) pts	38.8%	2.0 pts
Amortization of acquired inventory fair value adjustment	(0.3)%	(0.1)%	(0.2) pts	—%	NM
Loss in Venezuela in cost of goods sold	(0.1)%	—%	0.0 pts	(0.7)%	0.7 pts
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.7)%	0.5 pts	(0.8)%	0.1 pts
Total GCP Gross Margin (GAAP)	38.4%	40.0%	(1.6) pts	37.3%	2.7 pts
Adjusted EBIT(A)(B)(C):
Specialty Construction Chemicals segment operating income	$63.4	$72.6	(12.7)%	$83.7	(13.3)%
Specialty Building Materials segment operating income	109.4	114.0	(4.0)%	99.6	14.5%
Corporate and certain pension costs	(45.4)	(45.6)	0.4%	(34.9)	(30.7)%
Total GCP Adjusted EBIT (non-GAAP)	127.4	141.0	(9.6)%	148.4	(5.0)%
Depreciation and amortization:
Specialty Construction Chemicals	$21.3	$20.0	6.5%	$18.0	11.1%
Specialty Building Materials	13.2	9.6	37.5%	7.8	23.1%
Corporate	2.3	0.2	NM	1.2	(83.3)%
Total GCP	36.8	29.8	23.5%	27.0	10.4%
Adjusted EBITDA:
Specialty Construction Chemicals	$84.7	$92.6	(8.5)%	$101.7	(8.9)%
Specialty Building Materials	122.6	123.6	(0.8)%	107.4	15.1%
Corporate and certain pension costs	(43.1)	(45.4)	5.1%	(28.2)	(61.0)%
Total GCP Adjusted EBITDA (non-GAAP)	164.2	170.8	(3.9)%	180.9	(5.6)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	10.3%	11.6%	(1.3) pts	12.1%	(0.5) pts
Specialty Building Materials	23.3%	27.0%	(3.7) pts	25.0%	2.0 pts
Total GCP Adjusted EBIT Margin (non-GAAP)	11.7%	13.5%	(1.8) pts	13.6%	(0.1) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	13.8%	14.8%	(1.0) pts	14.6%	0.2 pts
Specialty Building Materials	26.2%	29.2%	(3.0) pts	27.0%	2.2 pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	15.1%	16.3%	(1.2) pts	16.6%	(0.3) pts

Analysis of Operations (In millions)	2017	2016	2015
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$127.4	$141.0	$148.4
Invested Capital:
Trade accounts receivable	217.1	166.6	156.9
Inventories	106.3	89.3	77.1
Accounts payable	(134.8)	(95.9)	(85.9)
	188.6	160.0	148.1
Other current assets (excluding income taxes and related party loans receivable)	42.6	32.3	23.1
Properties and equipment, net	216.6	192.6	156.2
Goodwill	198.2	114.9	97.8
Technology and other intangible assets, net	91.8	52.6	32.8
Other assets (excluding capitalized financing fees)	20.6	18.2	8.7
Other current liabilities (excluding income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture)	(106.0)	(90.3)	(74.3)
Other liabilities (excluding other postretirement benefits liability and liabilities incurred in association with the Darex divestiture)	(20.7)	(13.9)	(8.5)
Total invested capital	$631.7	$466.4	$383.9
Adjusted EBIT Return On Invested Capital (non-GAAP)	20.2%	30.2%	38.7%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	GCP's segment operating income includes only GCP's share of income of consolidated joint ventures.

(B)
Management allocates corporate costs to each segment to the extent such costs are directly attributable to the segments. Corporate costs include $5.4 million and $10.3 million of allocable costs in the years ended December 31, 2017 and 2016, respectively. Such costs did not qualify to be reclassified to discontinued operations and, therefore, were not allocated. As of the third quarter of 2017, the Company began allocating these costs to its remaining operating segments.

(C)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits. SCC and SBM segment operating income and corporate costs do not include any amounts for pension expense. Other pension-related costs including annual mark-to-market adjustments, actuarial gains and losses, gains or losses from curtailments and terminations and other related costs are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of the GCP businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments, actuarial gains and losses and other related costs relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of the GCP businesses.

(D)
Legacy product, environmental and other claims include costs relating to businesses that are no longer part of GCP's core business portfolio. These businesses were divested or otherwise ceased operations; however, GCP retains certain risks and obligations, which we refer to as legacy liabilities. The principal legacy liabilities are product and environmental liabilities.

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP).

	Year Ended December 31,
	2017				2016
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$(1.55)				$0.38
Loss on sale of product line	$2.1	$0.8	$1.3	0.02	$—	$—	$—	—
Currency and other financial losses in Venezuela(1)	39.1	12.9	26.2	0.37	—	—	—	—
Litigation settlement	4.0	1.5	2.5	0.03	—	—	—	—
Legacy product, environmental and other claims	0.6	0.2	0.4	0.01	—	—	—	—
Repositioning expenses	9.8	3.9	5.9	0.08	15.3	5.5	9.8	0.14
Restructuring expenses	13.5	4.6	8.9	0.12	1.9	0.5	1.4	0.02
Pension MTM adjustment and other related costs, net	14.1	6.0	8.1	0.11	22.6	8.0	14.6	0.20
Gain on termination and curtailment of pension and other postretirement plans	(6.6)	(2.8)	(3.8)	(0.05)	(0.8)	(0.3)	(0.5)	(0.01)
Third-party and other acquisition-related costs	6.8	1.3	5.5	0.08	0.6	0.2	0.4	0.01
Other financing costs	6.0	2.3	3.7	0.05	1.2	0.5	0.7	0.01
Amortization of acquired inventory fair value adjustment	2.9	0.9	2.0	0.03	1.3	0.5	0.8	0.01
Tax indemnification adjustments	2.8	0.8	2.0	0.03	—	—	—	—
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions(2)	—	(93.9)	93.9	1.31	—	(2.3)	2.3	0.03
Adjusted EPS (non-GAAP)				$0.64				$0.79
__________________________

(1)	Tax effect amount represents the benefit resulting from outside basis differences in Venezuela. Refer to Note 6, "Income Taxes," to the Consolidated Financial Statements.

(2)
Discrete tax items during 2017 relate primarily to the $81.7 million charge associated with 2017 Tax Act. Refer to Note 6, "Income Taxes," to the Consolidated Financial Statements and "Income Taxes" below for additional discussion of the impact of the 2017 Tax Act.

GCP Overview
Following is an overview of our financial performance for the years ended December 31, 2017, 2016 and 2015.
During these periods, we benefited from our acquisitions, as well as increased construction spending in North America and, to a lesser extent, EMEA. Sales volumes in Europe and Latin America, in particular, have been weaker, though Europe exhibited some improvement in 2017. We generally expect these demand trends to continue through 2018. We benefited from declining raw material costs in 2016, which contributed to the increase in gross margin in that year. However, prices for certain raw materials began to rise in 2017, which negatively impacted our gross margin. We anticipate raw material inflation to continue in 2018. Currency changes, due to the stronger U.S. dollar, had a significant negative effect on revenue in 2016, though the U.S. dollar weakened in 2017. Our Venezuela operations impacted our overall financial results in all periods presented up until the time we deconsolidated our Venezuela operations ("GCP Venezuela") on July 3, 2017. Selling, general, and administrative expenses have increased during these periods due to the build-out of our stand-alone corporate functions and global capabilities post-Separation, and as a result of our bolt-on acquisitions.

Net Sales and Gross Margin
The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for 2017.

	2017 as a Percentage Increase (Decrease) from 2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(1.9)%	2.9%	(2.3)%	(1.3)%
Specialty Building Materials	10.2%	1.0%	(0.3)%	10.9%
Net sales	3.0%	2.1%	(1.5)%	3.6%
By Region:
North America	5.4%	0.7%	0.1%	6.2%
Europe Middle East Africa	9.7%	1.8%	(3.1)%	8.4%
Asia Pacific	(3.5)%	(1.4)%	(0.1)%	(5.0)%
Latin America	(13.1)%	24.9%	(12.6)%	(0.8)%
Net sales of $1,084.4 million for 2017 increased $37.9 million or 3.6% compared with the prior year. The increase was primarily due to increased sales volume and price, partially offset by unfavorable currency translation. Sales volumes benefited from the acquisitions of Halex in the fourth quarter of 2016, Stirling Lloyd in the second quarter of 2017 and Ductilcrete in the fourth quarter of 2017, which, in aggregate, contributed $56.8 million of incremental sales in 2017 compared to the prior year.
Sales volumes were lower in SCC due to the impact of weather events in North America, share loss in Asia Pacific and the deconsolidation of Venezuela. Sales volumes increased in North America and EMEA, primarily due to the acquisitions of Halex and Stirling Lloyd within our SBM segment, while SCC experienced volume declines in Asia Pacific and Latin America.
Price increases and unfavorable currency translation were due primarily to the results of Venezuela within SCC during the first half of 2017 and the weakening of the Turkish lira against the U.S. dollar.
GCP's gross margin of 38.4% decreased 160 basis points compared with the prior year, as price favorability was more than offset by increases in raw material costs.

The following table identifies the year-over-year increase or decrease in net sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for 2016.

	2016 as a Percentage Increase (Decrease) from 2015
Net Sales Variance Analysis	Volume(1)	Price(1)	Currency Translation(1)	Net Sales in Venezuela	Total Change
Specialty Construction Chemicals	(0.9)%	0.3%	(3.3)%	(6.3)%	(10.2)%
Specialty Building Materials	7.4%	0.5%	(1.7)%	—%	6.2%
Net sales	2.3%	0.4%	(2.7)%	(4.2)%	(4.2)%
By Region:
North America	7.7%	0.5%	(0.2)%	—%	8.0%
Europe Middle East Africa	—%	(0.1)%	(4.3)%	—%	(4.4)%
Asia Pacific	(0.2)%	(1.6)%	(2.2)%	—%	(4.0)%
Latin America	(14.8)%	6.7%	(13.3)%	(25.8)%	(47.2)%
__________________________

(1)	Excludes net sales in Venezuela.
Net sales of $1,046.5 million for 2016 decreased $45.9 million or 4.2% compared with the prior year primarily due to a decrease of sales in Venezuela and unfavorable currency translation, partially offset by higher sales volume in SBM. The strengthening of the US dollar against the euro, British pound, Argentine peso and other global currencies resulted in unfavorable foreign exchange impacts, particularly in SCC.
Net sales in Venezuela decreased $45.9 million or 84.4% in 2016 compared with the prior year, primarily due to the devaluation of the Venezuelan bolivar in the third quarter of 2015 and further weakening against the U.S. dollar in 2016. See "Venezuela" below for further discussion.
The following table presents Venezuela's net sales, Adjusted Gross Profit, and Adjusted EBIT by operating segment for the year ended December 31, 2016 as compared with the prior year.

Venezuela Financial Performance for the Year Ended December 31, 2016
($ in millions)	SCC	Corporate		Total Venezuela
Net sales	$8.5	$—		$8.5
Adjusted Gross Profit	4.2	—		4.2
Adjusted EBIT	3.0	(2.4)	1.0	0.6

Venezuela Financial Performance for the Year Ended December 31, 2015(1)
($ in millions)	SCC	Corporate	Total Venezuela
Net sales	$54.4	$—	$54.4
Adjusted Gross Profit	29.0	—	29.0
Adjusted EBIT	26.9	(2.5)	24.4

Year Ended December 31, 2016 versus Year Ended December 31, 2015 - Change (%)
	SCC	Corporate	Total Venezuela
Net sales	(84.4)%	NM	(84.4)%
Adjusted Gross Profit	(85.5)%	NM	(85.5)%
Adjusted EBIT	(88.8)%	(4.0)%	(97.5)%
__________________________

(1)
In the table above for the year ended December 31, 2015, Venezuela's Adjusted Gross Profit excludes the $7.8 million loss in Venezuela included in cost of goods sold and Adjusted EBIT excludes the $63.0 million currency and other financial losses in Venezuela incurred as a result of the currency devaluation in the third quarter of 2015.

GCP's gross margin was 40.0% for 2016 compared with 37.3% for the prior year, primarily due to lower raw material costs, productivity improvements and a $7.8 million loss in Venezuela included in cost of goods sold in the third quarter of 2015 that did not repeat in 2016.

Net (Loss) Income from Continuing Operations Attributable to GCP Shareholders
Net loss from continuing operations attributable to GCP shareholders was $110.9 million for 2017, compared to net income from continuing operations attributable to GCP shareholders of $27.6 million for the prior year. The change was primarily due to higher expenses in the current year for income taxes, losses in Venezuela and increased selling, general and administrative expenses, partially offset by lower other expenses, net.
Net income from continuing operations attributable to GCP shareholders was $27.6 million for 2016, compared with no income from continuing operations attributable to GCP shareholders for the prior year. The increase was primarily due to the $63.0 million loss in Venezuela recorded in the third quarter of 2015 and lower income tax expense, partially offset by an increase in interest expense and related financing costs.
Adjusted EBIT

Adjusted EBIT was $127.4 million for 2017, a decrease of 9.6% compared with the prior year. The decrease was primarily due to higher selling, general and administrative expenses and lower Adjusted Gross Profit, partially offset by income generated from our transition services agreements related to the sale of Darex, which is included in "Other (income) expense, net." Adjusted EBIT Margin of 11.7% declined 180 basis points from the prior year.
Adjusted EBIT was $141.0 million for 2016, a decrease of 5.0% compared with the prior year of $148.4 million. The decrease was primarily due to a $23.8 million decrease in Venezuela’s Adjusted EBIT and an increase in pension costs, partially offset by higher gross profit driven by higher sales volumes and lower raw material costs. Adjusted EBIT margin was 13.5% for 2016, a slight decrease compared with 13.6% for the prior year.
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for 2017 was 20.2%, a decrease from 30.2% in 2016. The decrease was primarily due to lower Adjusted EBIT, an increase in invested capital resulting from our acquisitions of Stirling Lloyd in the second quarter of 2017 and Ductilcrete in the fourth quarter of 2017 and higher accounts receivable, partially offset by higher accounts payable.
Adjusted EBIT Return On Invested Capital for 2016 was 30.2%, a decrease from 38.7% for 2015. The decrease was mainly driven by lower Adjusted EBIT and an increase in invested capital primarily due to the acquisition of Halex in the fourth quarter of 2016.
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

Operating Segment Overview—Specialty Construction Chemicals (SCC)
Following is an overview of the financial performance of SCC for the years ended December 31, 2017, 2016 and 2015.
Net Sales—SCC
Net sales were $615.7 million for 2017, a decrease of $8.1 million or 1.3% compared with the prior year. The decrease was primarily due to lower sales volumes and unfavorable currency translation, partially offset by improved pricing. Sales volume increases in North America and EMEA were more than offset by volume declines in Asia Pacific and Latin America. Price increases and unfavorable currency translation resulted primarily from our Venezuela operations prior to deconsolidation in the third quarter of 2017.
Sales volume decreased in Concrete by 3.5% compared with the prior-year. Increased sales volumes in North America were more than offset by decreases in EMEA due to first half macro-economic conditions, in Asia Pacific due to share loss and in Latin America due to the impact of Venezuela. Increased sales volumes in North America reflected improved economic conditions, which more than offset the impact of weather events, while sales growth of VERIFI® and the impact of the Ductilcrete acquisition also contributed. Sales volumes increased by 3.2% in Cement compared with prior year with growth in all regions.
Sales were $623.8 million for 2016, a decrease of $70.5 million or 10.2% compared with the prior year. The decrease in net sales was primarily due to sales in Venezuela, which declined $45.9 million or 84.4%, over the prior year. Excluding Venezuela, net sales declined 3.8% from the prior year primarily due to the effects of foreign currency exchange and lower volumes, partially offset by price increases.
Sales volume increases in North America, Asia Pacific and Europe were more than offset by declines in Latin America, primarily in Brazil. Currency translation had an unfavorable impact in all regions, particularly Latin America. Price increases in Latin America and North America were partially offset by declines in Asia Pacific and EMEA.
Sales volumes declined in Concrete due to year-over-year declines in Latin America as a result of unfavorable macro-economic conditions, particularly in Brazil, which offset volume increases in North America and Europe. Sales volumes in Cement increased slightly primarily due to improved demand in Asia Pacific.

Segment Operating Income (SOI) and Margin—SCC
Gross profit was $218.8 million for 2017, a decrease of $11.1 million or 4.8% compared with the prior year and gross margin was 35.5% compared with 36.9% for the prior year. Both gross profit and gross margins were negatively impacted by increases in raw material and logistics costs, partially offset by productivity gains.
Segment operating income was $63.4 million for 2017, a decrease of $9.2 million or 12.7% and segment operating margin of 10.3% decreased 130 basis points compared with the prior year. The decreases were primarily due to lower gross profit.
Gross profit was $229.9 million for 2016, a decrease of $14.4 million or 5.9% compared with the prior year, primarily due to lower gross profit in Venezuela, which declined $24.8 million. Gross margin was 36.9% compared with 35.2% for the prior year, primarily due to lower raw material costs and increased productivity, partially offset by lower gross profit from Venezuela.
Segment operating income was $72.6 million for 2016, a decrease of $11.1 million or 13.3% compared with the prior year, primarily due to the reduction in gross profit and higher general and administrative expenses. Excluding Venezuela, segment operating income increased 22.5%. Segment operating margin for the year was 11.6%.

Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the years ended December 31, 2017, 2016 and 2015.
Net Sales—SBM
Net sales were $468.7 million for 2017, an increase of $46.0 million or 10.9% compared with the prior year. The increase was primarily due to higher sales volumes and increases in price. The acquisitions of Halex and Stirling Lloyd contributed $55.6 million of incremental sales volume in 2017, which was partially offset by volume declines in Residential. Currency translation had minimal impact on net sales.
Sales volumes in Building Envelope increased 11.4% primarily due to the Stirling Lloyd acquisition, partially offset by project timing. Residential volumes decreased 11.8% primarily due to the timing of promotions, weather impacts and a reduction in customer inventory levels. Volume in our Specialty Construction Products increased 27.6% primarily due to the Halex acquisition. Sales volumes increased in all regions compared with the prior year.
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

Segment Operating Income (SOI) and Margin—SBM
Gross profit was $204.1 million for 2017, an increase of $7.4 million or 3.8% compared with the prior year, primarily due to the impact of our acquisitions, which was partially offset by increases in raw material cost and unfavorable product mix. Gross margin was 43.5% compared with 46.5% for the prior year primarily due to raw material cost inflation and unfavorable product mix, partially offset by productivity gains.
Segment operating income was $109.4 million for 2017, a decrease of $4.6 million or 4.0% compared with the prior year, primarily due to lower gross margin and increased selling, general and administrative expenses due to the acquisitions. Segment operating margin for the year was 23.3%, a decrease of 370 basis points compared with the prior year.
Gross profit was $196.7 million for 2016, an increase of $17.2 million or 9.6% compared with the prior year. Gross margin was 46.5% compared with 45.1% for the prior year. The increase was primarily due to higher net sales, increased raw material costs, favorable product mix and productivity improvements.
Segment operating income was $114.0 million for 2016, an increase of $14.4 million or 14.5% compared with the prior year. Segment operating margin for the year was 27.0%, an increase of 200 basis points compared with the prior year, primarily due to increased gross margin, partially offset by higher general and administrative expenses.

Corporate Overview
Corporate costs include certain functional costs, impacts of foreign exchange and other costs such as certain performance-based incentive compensation and public company costs.
Corporate costs were $36.4 million for the year ended 2017, a decrease of $2.0 million or 5.2% compared with 2016. The decrease was primarily due to lower general corporate expenses previously allocated to Darex, lower foreign exchange losses in Venezuela and lower performance-based incentive compensation, partially offset by higher public company costs compared to the prior year.
Corporate costs were $38.4 million for the year ended 2016, an increase of $7.3 million or 23.5% compared with 2015. The increase was primarily due to foreign exchange losses related to Venezuela and higher public company costs and performance-based incentive compensation compared with similar costs allocated by Grace on a pre-Separation basis in the prior year.
Defined Benefit Pension and Gain on Termination and Curtailments
Defined benefit pension expense includes costs relating to U.S. and non-U.S. defined benefit pension plans that provide benefits to employees as well as retirees and former employees of divested businesses where we retained these obligations.
Under mark-to-market (also referred to as "MTM") accounting, our pension costs consist of two elements: (1) "certain pension costs," which are ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits; and (2) "pension MTM adjustment and other related costs, net," which are mark-to-market gains and losses recognized annually in the fourth quarter, or at an interim period should a significant event occur, resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets.
Prior to the Separation, Grace sponsored funded and unfunded defined benefit pension and other postretirement benefit plans in which employees from GCP and other Grace businesses participated in (the “Shared Plans”). These Shared Plans were accounted for as multiemployer benefit plans. Accordingly, GCP did not record an asset or liability to recognize the funded status of these Shared Plans in the Balance Sheet prior to the Separation, and the defined benefit pension expense recorded in 2015 partially relates to GCP's allocation of Grace's costs. During the first quarter of 2016, the U.S. Shared Plans were legally separated.

Certain pension costs were $9.0 million, $7.2 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Costs increased in 2017 compared with 2016 due to lower discount rates and demographic factors relating to plan participants. The increase in 2016 costs relates to GCP accounting for these plans as a stand-alone company after separating from Grace, as opposed to incurring only an allocation of Grace's total costs in 2015.
In the first quarter of 2017, we adopted Accounting Standards Update ("ASU") 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and we no longer capitalize a portion of our pension mark-to-market adjustments into inventory and expense through cost of goods sold. Prior to 2017, we allocated a portion of all components of net periodic benefit costs to costs of goods sold. The only component of pension costs presented in "pension costs included in costs of goods sold" in our Analysis of Operations is service costs relating to our manufacturing employees. In 2017, we recognized $1.7 million of pension costs in costs of goods sold, which is comprised entirely of service costs relating to manufacturing employees. We recognized $7.1 million of these costs in 2016, of which $5.9 million related to mark-to-market adjustments and $1.2 million related to certain pension costs allocated to manufacturing employees. We recognized $8.1 million of these costs in 2015, of which $7.9 million related to mark-to-market adjustments and $0.2 million related to certain pension costs allocated to manufacturing employees. Refer to Note 1 to our Consolidated Financial Statements for further discussion regarding this ASU.
Our annual pension mark-to-market adjustments were $14.1 million, $19.9 million and $17.1 million of losses for the years ended December 31, 2017, 2016 and 2015, respectively. Key drivers for changes year over year are discount rate and demographic changes in the areas in which we operate. Other related expenses totaled $2.7 million for the year ended December 31, 2016, which relates to a partial withdrawal assessment for our two union plans based upon the functions of the employees to whom the pension adjustments related.
We also recognize applicable material events within "gain on termination and curtailment of pension and other postretirement plans." During 2017, GCP recognized a total net gain of $6.6 million in "Other (income) expense, net" relating to U.S. pension plan curtailments, which is comprised of a $5.1 million curtailment gain due to a plan amendment that closes the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees to new hires effective January 1, 2018 and freezes the accrual of plan benefits for all plan participants as of December 31, 2022. The total net gain in 2017 also includes a $0.7 million curtailment gain due to U.S. restructuring activities and a $0.8 million curtailment gain in connection with a plan amendment to another U.S. plan. During 2016, GCP recognized a total net gain of $0.6 million in "Other (income) expense, net" relating to non-U.S. pension plan curtailment and termination gains and losses, which is comprised of a $1.0 million curtailment loss due to a plan termination, a $0.2 million curtailment gain due to a plan amendment and a $1.4 million curtailment gain due to a plan termination. GCP did not recognize any such gains or losses in 2015.
Grace provided postretirement life insurance benefits for retired employees of certain U.S. business units and divested business units. GCP’s allocated income for these postretirement life insurance benefits plan was $1.4 million for the year ended December 31, 2015. In 2016, GCP eliminated its postretirement benefit retiree life insurance plan, resulting in a curtailment and termination net gain of $0.2 million. We did not incur any additional costs for these plans in 2017 or 2016.
Restructuring and Repositioning Expenses
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, our Board of Directors approved a restructuring and repositioning plan that includes actions to streamline GCP's operations, reduce GCP's global cost structure and reposition GCP as a construction products technologies company.
We expect to incur total costs under the 2017 Plan of approximately $32 million to $34 million, an increase from the $28 million to $32 million estimated range in the third quarter of 2017, primarily due to an increase in professional fees and employee-related costs within our repositioning activities. The 2017 Plan includes approximately $25 million related to restructuring activities and approximately $8 million related to repositioning activities. The restructuring activities, which are expected to be substantially completed by December 31, 2018, primarily relate to severance and other employee-related costs, asset impairments and facility exit costs, of which we expect to classify approximately $11 million within discontinued operations. The repositioning activities primarily include professional fees for consulting, accounting, tax and legal services, as well as employee-related costs for recruitment, relocation services and sign-on and other employee bonuses associated with our organizational realignment. In addition, we expect to incur approximately $10 million to $15 million in capital expenditures related to repositioning activities, which includes the build-out of three manufacturing plants in Asia Pacific that will replace shared facilities sold with the Darex divestiture. We expect all of our repositioning activities to relate to continuing operations and should be substantially completed by December 31, 2019. We expect to settle substantially all of the costs related to the 2017 Plan in cash.
At the conclusion of the execution of the 2017 Plan, we expect to achieve a net annualized cost reduction of approximately $24 million to $28 million. We expect approximately $9 million to $13 million of this net annualized cost reduction to benefit continuing operations, while approximately $15 million relates to discontinued operations. While we expect the cost reduction to be phased-in over the completion of the 2017 Plan, we expect that the cost recovery generated from the Transition Services Agreement with Henkel (refer to Note 18, "Discontinued Operations," to our Consolidated Financial Statements) will largely offset the cost that will be eliminated under the program. During the year-ended December 31, 2017, we achieved a net cost reduction of approximately $13 million, of which $7 million and $6 million relates to continuing operations and discontinued operations, respectively. This cost reduction relates primarily to "Selling, general and administrative expenses" on our accompanying Consolidated Statement of Operations.
Restructuring Expenses
For the year ended December 31, 2017, we incurred $13.5 million of restructuring expenses from continuing operations, primarily for severance and other employee-related costs associated with the 2017 Plan. In 2016, we incurred $1.9 million of restructuring expenses comprised of severance-related costs associated with the Separation, as well as costs incurred for plant closures. In 2015, we incurred restructuring expenses from continuing operations of $9.8 million, which were the result of changes in the business environment and the business structure.
The following table summarizes restructuring expenses incurred related to the 2017 Plan and prior-period plans:

	Year Ended December 31,
(In millions)	2017	2016	2015
Severance and other employee costs	$19.9	$1.9	$11.5
Facility exit costs	0.2	—	—
Asset impairments	1.2	$—	0.1
Total restructuring expenses and asset impairments	$21.3	$1.9	$11.6
Less: restructuring expenses and asset impairments reflected in discontinued operations	7.8	—	1.8
Total restructuring expenses and asset impairments from continuing operations	$13.5	$1.9	$9.8

Repositioning Expenses - 2017 Plan
Repositioning expenses associated with the 2017 Plan primarily relate to consulting, other professional services and employee-related costs associated with our organizational realignment. Due to the scope and complexity of our repositioning activities, the range of estimated repositioning expense could increase or decrease and the timing of incurrence could change. For the year ended December 31, 2017, we incurred repositioning expenses related to the 2017 Plan of $4.5 million, substantially all of which represents professional fees and employee-related costs. Total cash payments associated with the 2017 Plan for the year ended December 31, 2017 were $2.0 million.
Separation-Related Repositioning Expenses
Post-Separation from Grace, we incurred expenses related to our transition to a stand-alone public company. As of December 31, 2017, we completed these activities and incurred total costs of $20.6 million. Separation-related repositioning expenses incurred for the periods presented were as follows:

	Year Ended December 31,
(In millions)	2017	2016
Professional fees	$3.4	$7.8
Software and IT implementation fees	0.9	3
Employee-related costs	1.0	4.5
Total	$5.3	$15.3
Total Separation-related cash payments for the year ended December 31, 2017 were $4.2 million for professional fees and employee-related costs and $1.9 million for related capital expenditures. Total Separation-related cash payments for the year ended December 31, 2016 were $17.7 million for professional fees and employee-related costs, $6.9 million for related capital expenditures and $2.5 million for taxes.
Interest and Financing Expenses
In the first quarter of 2016, we issued $525.0 million aggregate principal amount of 9.5% Senior Notes due 2023 (the “Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year.
The Notes become callable at a premium over their face amount on February 1, 2019. The Notes are redeemable prior to February 1, 2019 at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points. Beginning on or after February 1, 2019 and 2020, and until the next applicable redemption date, the Notes are redeemable at a percentage of par equal to 104.750% and 102.375%, respectively. Prior to maturity, on or after February 1, 2021, the Notes are redeemable at par.
Additionally, in the first quarter of 2016, we entered into a credit agreement (the “Credit Agreement”) that provides for new senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, consisting of:
(a) term loan (the “Term Loan”) in an aggregate principal amount of $275.0 million maturing in 2022; and
(b) $250.0 million revolving credit facility (the "Revolving Loan") due in 2021.
The Term Loan principal balance was scheduled to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal amount. The interest rate per annum applicable to the Revolving Loan was equal to, at our option, either a base rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0%, in either case based upon the total leverage ratio of GCP and its restricted subsidiaries.
During the first quarter of 2016, we used certain proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. Approximately $50 million was retained to meet operating requirements and to pay fees associated with the debt financing and other post-Separation costs. Related party debt of approximately $42 million and related interest was settled with Grace in connection with the Separation.

In the third quarter of 2016, we refinanced the existing Credit Agreement with a syndicate of banks (the “Amended Credit Agreement”). The Amended Credit Agreement reduced the interest rate margins applicable to the Term Loan from base rate plus a margin of 3.5% or LIBOR plus a margin of 4.5% to a base rate plus a margin of 2.25% or LIBOR plus a margin of 3.25% at GCP’s option. The $274.3 million outstanding principal balance was replaced by a like aggregate $274.3 million principal balance with substantially similar terms to the Credit Agreement. In conjunction with the refinancing, we recognized $1.2 million of third-party financing costs, which are included in "Interest expense and related financing costs" in the Consolidated Statement of Operations.
On July 31, 2017, we repaid the Term Loan principal balance outstanding under our Credit Agreement, which, together with accrued interest, was $272.6 million.
Net interest and financing expenses were $70.2 million for 2017, compared to $65.8 million in 2016, an increase of 6.7%. This increase is primarily due to the write-off of the net unamortized debt issuance costs of $3.9 million and the net unamortized discount of $2.1 million associated with the repayment and extinguishment of our Term Loan on July 31, 2017, as well as increased Revolver borrowings in 2017 compared to 2016.
As of December 31, 2017, there were no outstanding draws and approximately $10 million in outstanding letters of credit, which resulted in available credit under the Revolving Loan of $240.0 million.
Income Taxes
Income tax expense for 2017, 2016 and 2015 was $82.1 million, $6.7 million and $56 million respectively, on (loss) income before income taxes of ($28.3 million), $35.3 million and $56.6 million in 2017, 2016 and 2015, respectively.
Tax Reform
The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the Internal Revenue Code. These changes include, but are not limited to, the federal corporate tax rate being reduced from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, along with limitations on interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). GCP has not recorded any provisional amounts as of December 31, 2017 nor has management made an accounting policy choice of including taxable income related to GILTI as either a current period tax expense or factoring such amounts into our measurement of deferred taxes. All these changes are effective beginning in 2018.
The 2017 Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries previously untaxed foreign earnings (the "Transition Toll Tax").
During the year ended December 31, 2017, we recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which is comprised of a $70.5 million Transition Toll Tax and an $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.
Transition Toll Tax
The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a 15.5% and all other earnings will be taxed at 8.0%.
As of December 31, 2017, we have calculated our best estimate of the impact of the 2017 Tax Act in our year end income tax provision in accordance with management's understanding of the act and guidance available as of the date of this filing. The provisional amount related to the one-time transition tax expense on the mandatory deemed repatriation of foreign earnings is approximately $70.5 million, which is net of foreign tax credits generated. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest. After giving effect to the utilization of foreign tax credits and the consideration of state tax, management's estimate of its payment for 2018 is approximately $6 million.

Effect on Deferred Assets and Liabilities
Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.
As our deferred tax assets exceed the balance of deferred tax liabilities at the date of enactment, we have recorded a provisional tax expense of $11.2 million, reflecting the decrease in the U.S. corporate income tax rate and other changes in U.S. tax law.
Status of Company's Assessment of the 2017 Tax Act
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Our accounting for the effects of the 2017 Tax Act, including the preliminary estimates of the Transition Toll Tax and the remeasurement of deferred tax assets and liabilities, is subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. Future U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in management's estimates.
Our final determination of the accounting of the effects of the 2017 Tax Act, including the Transition Toll Tax and the remeasurement of our deferred assets and liabilities, will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.
Our effective tax rate was approximately 290%, 19% and 99% in 2017, 2016 and 2015, respectively.
The increase in our effective tax rate for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to the provisions of the 2017 Tax Act and an increase in valuation allowances due to the sale of Darex, partially off-set by a benefit for taxes related to outside basis differences in foreign subsidiaries. The decrease in our effective tax rate for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to a 2015 repatriation of foreign earnings and a non-deductible loss in Venezuela recorded in 2015.
Our 2017 effective tax rate of 290.1% was higher than the 35% U.S. statutory rate due primarily to expense recognized during the year. The net expense is comprised of $81.7 million due to the 2017 Tax Act, $11.5 million expense due to Venezuela deconsolidation, a $13.9 million benefit due to differences between book and tax basis in Venezuela and Mexico and $11.4 million of expense due to an increase in valuation allowance primarily due to the sale of the Darex business.
Our 2016 effective tax rate of approximately 19% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year including $4.5 million benefit due to lower taxes in non-U.S. jurisdictions, $0.7 million benefit related to income tax credits and $1.6 million benefit related to the release of reserves for uncertain tax positions and $2.5 million non-deductible expenses.
Our 2015 effective tax rate of approximately 99% was higher than the 35% U.S. statutory rate primarily due to $21.5 million expense related to the Venezuela nondeductible charge, $9.3 million related to the repatriation of foreign earnings in connection with the Separation, $4.2 million expense related to state and local income taxes and $3 million benefit for non-taxable income, partially offset by $2.6 million benefit related to the domestic production activities deduction and an $8.6 million expense related to foreign withholding taxes.
Income taxes paid in cash, net of refunds, were $11.2 million, $24.4 million, and $60.3 million in 2017, 2016 and 2015, respectively. Our annual cash tax rate was approximately 46%, 71%, and 106% in 2017, 2016, and 2015, respectively.
As of December 31, 2017, we had the provisional intent and ability to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside the United States.

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
GCP believes that the Separation is a one-time, non-recurring event and that recognition of deferred taxes of undistributed earnings during 2015 would not have occurred if not for the Separation. Subsequent to Separation, GCP provisionally expects undistributed prior year earnings of our foreign subsidiaries to remain permanently reinvested except in certain instances where repatriation of such earnings would result in minimal or no tax. GCP bases this assertion on:

(1)	the expectation that it will satisfy our U.S. cash obligations in the foreseeable future without requiring the repatriation of prior year foreign earnings;

(2)	plans for significant and continued reinvestment of foreign earnings in organic and inorganic growth initiatives outside the U.S.; and

(3)	remittance restrictions imposed by local governments.
GCP will continually analyze the impact of the Tax Act and evaluate our cash needs to determine the appropriateness of our indefinite reinvestment assertion.
See Note 6, "Income Taxes," to the Consolidated Financial Statements for additional information regarding income tax.

Financial Condition, Liquidity and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2017.
Our principal uses of cash generally have been capital investments, acquisitions and working capital investments. In connection with our Separation from Grace, we incurred $800.0 million of indebtedness, including $750.0 million borrowed to pay a distribution to Grace prior to the Separation and approximately $50 million retained to meet operating requirements and to pay Separation-related fees. We believe our liquidity and capital resources, including cash on hand, cash we expect to generate during 2018 and thereafter, future borrowings if any, and other available liquidity and capital resources (discussed further below), are sufficient to finance our operations and growth strategy and to meet our debt obligations during the next twelve months and for the foreseeable future.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion. We have used a portion of these proceeds primarily to repay indebtedness and for general corporate purposes.

The agreement governing our sale of Darex provides for a series of delayed closings that will take place in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. In January 2018, we completed the delayed closings in Argentina, Colombia and Peru. We expect to recognize a gain associated with these delayed closings in the first quarter of 2018, subject to finalization with Henkel. We expect to complete the remaining delayed closings for China, Indonesia and Venezuela over the following three to 24 months. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statement of Operations, which are adjusted for an economic benefit (payable to) or recovered from Henkel. The assets and liabilities of the Darex business in the delayed close countries are categorized as “Assets held for sale” or “Liabilities held for sale” in the Consolidated Balance Sheet as of December 31, 2017.
Cash Resources and Available Credit Facilities
At December 31, 2017, we had available liquidity of $995.8 million, consisting of $721.5 million in cash and cash equivalents ($267.3 million in the U.S.), $240.0 million available under our revolving credit facility and $34.3 million of available liquidity under various non-U.S. credit facilities. Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
We expect to meet U.S. cash and liquidity requirements with cash on hand, cash we expect to generate during 2018 and thereafter, future borrowings if any, and other available liquidity including royalties and service fees from our foreign subsidiaries. We may also repatriate future foreign earnings if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and to meet our debt obligations in the U.S.
The following table summarizes our non-U.S. credit facilities as of December 31, 2017.

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$16.5	$7.8	Open-ended
India	12.0	2.2	2/3/2021
Canada	5.9	2.0	2/3/2021
Australia	3.0	2.6	2/3/2021
Turkey	3.0	1.9	Open end
Brazil	2.7	2.7	2/8/2018
United Arab Emirates	2.5	2.5	12/1/2018
Other countries	13.0	12.6	Open-ended
Total	$58.6	$34.3
See Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Consolidated Financial Statements for a detailed discussion of our cash and cash equivalents.

Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash (used in) provided by operating activities from continuing operations	$(5.4)	$75.8	$84.3
Net cash used in investing activities from continuing operations	(160.9)	(86.3)	(4.4)
Net cash (used in) provided by financing activities from continuing operations	(292.0)	37.5	(127.2)
(Decrease) increase in cash and cash equivalents from continuing operations	(458.3)	27.0	(47.3)
Increase in cash and cash equivalents from discontinued operations	1,010.1	41.9	81.6
Effect of currency exchange rate changes on cash and cash equivalents	6.4	(4.2)	(56.6)
Net increase (decrease) in cash and cash equivalents	558.2	64.7	(22.3)
Less: cash and cash equivalents of discontinued operations	~~—~~	16.3	13.6
Cash and cash equivalents, beginning of year	163.3	98.6	120.9
Cash and cash equivalents, end of year	$721.5	$147.0	$85.0
Net cash used in operating activities from continuing operations for the year was $5.4 million, compared with net cash provided by operating activities from continuing operations of $75.8 million for the prior year. The year-over-year change was primarily due to the impact of accelerated pension plan contributions of $40 million, increases in trade accounts receivable and cash paid for interest related to our Credit Agreement and Senior Notes and changes in other assets and liabilities. These items were partially offset by an increase in accounts payable and decreases in cash paid for taxes and repositioning.
Net cash provided by operating activities from continuing operations in 2016 was $75.8 million, compared with $84.3 million in 2015. The year-over-year change was primarily due to an increase in cash paid for interest related to our Term Loan and Senior Notes, which were issued in 2016, and an increase in cash paid for repositioning expense, partially offset by decreases in cash paid for restructuring expense, cash paid for income taxes and changes in pension liabilities.
Net cash used in investing activities from continuing operations for the year was $160.9 million, compared with $86.3 million for the prior year. The year-over-year change was primarily due to our acquisitions of Stirling Lloyd and Ductilcrete.
Net cash used in investing activities from continuing operations in 2016 was $86.3 million, compared with $4.4 million in 2015. The year-over-year change was primarily due to the acquisition of Halex in the 2016 fourth quarter and the receipt of a payment from Grace of approximately $25 million on a related party note in 2015.

Net cash used in financing activities from continuing operations for the year was $292.0 million, compared with net cash provided by financing activities from continuing operations of $37.5 million in the prior year. The year-over-year change is primarily due the $272.6 million repayment and extinguishment of the Term Loan principal balance, plus accrued interest, outstanding under our Credit Agreement in the third quarter of 2017.

Net cash provided by financing activities from continuing operations in 2016 was $37.5 million, compared with net cash used in financing activities from continuing operations of $127.2 million in 2015. The year-over-year change in cash flow was primarily due to proceeds from the issuance of bonds and indebtedness incurred during the first quarter of 2016, partially offset by a distribution paid to Grace and other transfers to Grace in connection with the Separation.

Included in net cash (used in) provided by operating activities from continuing operations for the years ended December 31, 2017, 2016 and 2015 are restructuring payments of $6.8 million, $3.6 million, $9.1 million, respectively, and repositioning payments of $6.2 million and $17.7 million for the years ended December 31, 2017 and 2016, respectively.

Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2017 was $544.3 million. Set forth below are our contractual obligations as of December 31, 2017.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Debt(1)	$544.3	24.0	$1.7	$—	$518.6
Expected interest payments on debt(2)	279.1	52.7	101.7	99.8	24.9
Operating lease obligations	56.3	13.5	17.9	9.2	15.7
Provisional income tax liability(3)	64.1	5.9	15.3	14.6	28.3
Operating commitments(4)	10.8	0.9	9.9	—	—
Pension funding requirements per ERISA(5)	—	—	—	—	—
Pension funding requirements for non-U.S. pension plans(6)	18.6	3.5	7.4	7.7	—
Total contractual obligations	$973.2	$100.5	$153.9	$131.3	$587.5
___________________________________________________________________________________________________________________

(1)
Debt includes our $525.0 million 9.5% Senior Notes due 2023 and other foreign short-term borrowings. See Note 5, "Debt and Other Financial Instruments," to the Consolidated Financial Statements for further details.

(2)	Amounts are based on interest rates as of December 31, 2017, for principal debt outstanding as of December 31, 2017.

(3)	Represents the Company's provisional income tax liability of $64.1 million associated with the 2017 Tax Act, which will be paid over eight years.

(4)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days.

(5)
Based on the U.S. qualified pension plans' status as of December 31, 2017, minimum funding requirements under ERISA have been estimated for the next five years; amounts in subsequent years or additional payments we may make at our discretion have not yet been determined.

(6)	Based on the non-U.S. pension plans' status as of December 31, 2017, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.
As of December 31, 2017, GCP had approximately $34.1 million of unrecognized tax benefits and $9.0 million of related interest and penalties pertaining to uncertain tax positions. Included in these amounts are unrecognized tax benefits and related interest and penalties on items that have historically been included in tax returns filed by Grace. Included in such amounts is $3.8 million that is indemnified by Grace. GCP believes it is reasonably possible that total unrecognized tax benefits will decrease by $1.3 million within the next 12 months due to the statue expirations. Of this $1.3 million, $0.7 million is indemnified by Grace. For more information on our uncertain tax positions, see Note 6, "Income Taxes," to the Consolidated Financial Statements.
Off-Balance-Sheet Arrangements
As of December 31, 2017, we had no significant off-balance-sheet arrangements other than operating leases, guarantees and indemnification obligations and financial assurances, as described further in Note 9, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements. These arrangements are not material to our overall liquidity and capital resources, market risk support or credit risk support.
Employee Benefit Plans
Refer to Note 7, "Pension Plans and Other Postretirement Benefit Plans," to the Consolidated Financial Statements for further discussion of Pension Plans and Other Postretirement Benefit Plans.

Multiemployer Benefit Plans
Prior to the Separation, Grace sponsored funded and unfunded defined benefit pension and other postretirement benefit plans in which employees from GCP and other Grace businesses participated in (the “Shared Plans”). These Shared Plans were accounted for as multiemployer benefit plans. Accordingly, GCP did not record an asset or liability to recognize the funded status of these Shared Plans in the Consolidated Balance Sheets prior to the Separation. The defined benefit pension expense recorded in 2015 partially relates to GCP's allocation of Grace's costs for the Shared Plans. During the first quarter of 2016, the U.S. Shared Plans were legally separated.
Refer to the "Defined Benefit Pension and Gain on Termination and Curtailments" section above for discussion of our related costs for these plans.
Defined Contribution Retirement Plan
As part of the Separation, we established a defined contribution retirement plan for GCP employees in the U.S. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. This plan is qualified under section 401(k) of the U.S. tax code. We incurred costs as a stand-alone company for this plan totaling $4.8 million and $4.1 million for the years ended December 31, 2017 and 2016, respectively. Prior to the Separation, Grace sponsored a defined contribution retirement plan similar to the GCP plan. For the year ended December 31, 2015, we received an allocation of the total costs related to this benefit plan of $4.4 million.
Defined Benefit Pension Plans
We sponsor defined benefit pension plans for our employees in the U.S., the U.K. and a number of other countries. We also fund government-sponsored programs in other countries in which we operate. A portion of our defined benefit pension plans are advance-funded, and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due. Our most significant advance-funded plans cover current and former salaried employees in the U.K. and certain of our U.S. facilities who are covered by collective bargaining agreements. Our U.S. advance-funded plans are qualified under the U.S. tax code.
Refer to the "Defined Benefit Pension and Gain on Termination and Curtailments" section above for discussion of our related costs for these plans.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $26.4 million as of December 31, 2017, and the overfunded status is reflected as "Overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $26.6 million as of December 31, 2017. Additionally, we have several plans that are funded on a pay-as-you-go basis; and therefore, the entire PBO of $31.5 million at December 31, 2017 is unfunded. The combined balance of the underfunded and unfunded plans was $58.1 million as of December 31, 2017. This amount is presented as $1.0 million in "Other current liabilities" and $57.1 million in "Underfunded and unfunded defined benefit pension plans" on the Consolidated Balance Sheets.
Based on the U.S. advance-funded plans' status as of December 31, 2017, there were no minimum required payments under ERISA. We made accelerated contributions to the trusts that hold assets of the U.S. qualified pension plans of $40.0 million and $1.0 million in 2017 and 2016, respectively. We made no contributions to these plans in 2015. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $3.4 million, $5.9 million and $2.0 million to the non-U.S. pension plans in 2017, 2016 and 2015, respectively.

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
Venezuela
We deconsolidated GCP Venezuela as of July 3, 2017, which resulted in a third quarter 2017 pre-tax charge of $36.7 million, which is reflected in “Loss in Venezuela” in the accompanying Statement of Operations. This charge primarily related to the recognition of unfavorable currency translation adjustments of $33.4 million associated with our Venezuela subsidiary for periods prior to January 1, 2010. In periods subsequent to the deconsolidation, we began accounting for GCP Venezuela using the cost method of accounting and the Company’s financial results no longer include the operating results of GCP Venezuela after July 3, 2017. We will record cash and recognize income from our Venezuelan operations in the consolidated financial statements to the extent GCP is paid for inventory sold to or dividends received from GCP Venezuela. The remaining investment in GCP Venezuela included on our Consolidated Balance Sheet as of December 31, 2017 is immaterial. In 2017, up until the July 3, 2017 deconsolidation, GCP Venezuela contributed net sales of $6.1 million, Adjusted Gross Profit of $4.7 million and Adjusted EBIT of $3.8 million.
Based on company-specific and macroeconomic developments in Venezuela in the third quarter of 2015, including changed expectations about our ability to import raw materials at the official exchange rate in the future, the extended period of time since we have received payment at the official exchange rate, the increase in the rate of inflation and the weaker outlook for the Venezuelan economy, we determined that it was no longer appropriate to use the official exchange rate. Effective September 30, 2015, we began accounting for our results at the SIMADI rate. Based on the SIMADI rate of 199 bolivars to one U.S. dollar, we recorded a pre-tax charge of $63.0 million in the third quarter of 2015 to reflect the devaluation of net monetary assets and the impairment of non-monetary assets within our Venezuela subsidiary. We recorded $7.8 million of this amount related to inventory to cost of goods sold and $55.2 million related to other assets and liabilities as a separate line item in our Consolidated Statements of Operations for the year ended December 31, 2015.
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

Contingent Liabilities
As disclosed in Item 3 and in Note 9, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements, contingent liabilities may arise from circumstances such as legal disputes, environmental remediation, product liability and warranty claims, material commitments and income taxes. We establish reserves for loss contingencies associated with these matters when it is determined that a liability is probable and the amount can be reasonably estimated. We base our assessment of probable liabilities on the facts and circumstances known at the time the financial statements are prepared. For circumstances in which it is determined that a loss is probable, but only a range for the potential loss exists, we record a liability equal to the minimum amount of the range and make subsequent adjustments, if necessary, as better information becomes available.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets primarily consist of purchased technology, trademarks and trade names.
We review our goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or a change in circumstances indicate that the carrying amounts may not be fully recoverable. We test our goodwill for impairment at the reporting unit level, which we have defined as Specialty Construction Chemicals and Specialty Building Materials, by performing either a qualitative evaluation ("step 0") or a quantitative test ("two-step goodwill impairment test"). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If, after assessing these qualitative factors, we determine it is more likely than not that the carrying value of the reporting unit is less than the fair value, then performing the two-step impairment test is unnecessary.
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
Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. If the fair value of the reporting unit exceeds the carrying value, no further work is required and no impairment loss is recognized.
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
We selected the expected return on plan assets for the U.S. qualified pension plans for 2017 in consultation with our independent actuaries, using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results. In determining the expected rate of return for the U.K. pension plan, we considered the trustees' strategic investment policy together with long-term historical returns and investment community forecasts for each asset class.
Income Taxes
We are a global enterprise with operations in over 35 countries. This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability. See Note 6, "Income Taxes," to the Consolidated Financial Statements for additional details regarding our estimates used in accounting for income tax matters including unrecognized tax benefits.
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

At December 31, 2017 and 2016, GCP has recorded a valuation allowance of $23.9 million and $2.3 million respectively, to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. GCP believes it is more likely than not that the remaining deferred tax assets will be realized. If GCP were to determine that it would not be able to realize a portion of its deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if GCP were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

As of December 31, 2016, the Company asserted that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets in Grace Brasil. In 2017, however, as a result of the sale of Darex, the company believes it is no longer more likely than not that it will realize its Brazil deferred tax assets and has recorded a valuation allowance accordingly.

In addition to Brazil, the Company has also recorded a valuation allowance against deferred tax assets in France and Germany, predominantly due to the sale of the Darex business. As part of sale of Darex, a capital loss was recognized in Japan on the sale of stock of the Company's Japanese subsidiary. Although this loss can be carried over in Japan, the Company may not have sufficient income to utilize this asset and has recorded a valuation allowance.
Stock-Based Compensation
We have provided certain key employees equity awards in the form of stock options, performance-based units (“PBUs”) and restricted share units (“RSUs”) under the GCP Applied Technologies Inc. Equity and Incentive Plan (the "Plan"), as amended and restated on February 28, 2017.
In accordance with U.S. GAAP, we estimate the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis over the employee’s requisite service period for each separately vesting portion of the award. We use the Black-Scholes option pricing model for determining the fair value of stock options granted, and we use the Monte Carlo simulation to estimate the fair value of PBUs with market conditions, both of which require management to make significant judgments and estimates regarding, for example, participant activity and market results. The use of different assumptions and estimates could have a material impact on the estimated fair value of these awards and the related compensation costs. The input assumptions used in determining fair value are the expected life, expected volatility, risk-free interest rate, expected dividend yield and correlation coefficient.
The Company estimates the expected forfeiture rate pursuant to the authoritative guidance, and only recognizes expense for those shares expected to vest. Therefore expense is adjusted as changes are made to the Company’s estimated forfeiture rate based on actual forfeiture activity during the vesting period. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest.
PBUs are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of the performance period. The number of shares ultimately provided to an employee who received a PBU grant will be based on Company performance against the measure, as referenced below, for the PBU awarded and can range from 0% to 200% of the target award based upon the level of achievement of this measure.  PBUs granted in 2016 are based on a three-year cumulative adjusted earnings per share measure. PBUs granted in 2017 are based on a three-year cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company's relative total shareholder return as against the Russell 3000 Index.
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
Currency Exchange Rate Risk
Because we operate in over 35 countries, our results of operations are exposed to changes in currency exchange rates. We minimize exposure to these changes by matching revenue streams in volatile currencies with expenditures in the same currencies using currency forward contracts or swaps. However, we do not have a policy of hedging all exposures, as management does not believe that such a level of hedging would be cost-effective. We do not hedge translation exposures that are not expected to affect cash flows in the near-term.
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
Interest Rate Risk
As of December 31, 2017, approximately $23 million of our borrowings were at variable interest rates. As a result, we are subject to interest rate risk. A 100 basis point increase in the interest rates payable on our variable rate debt as of December 31, 2017 would increase our annual interest expense by approximately $0.2 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GCP Applied Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GCP Applied Technologies Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Stirling Lloyd Plc and Ductilcrete Technologies from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Stirling Lloyd Plc and Ductilcrete Technologies from our audit of internal control over financial reporting. Stirling Lloyd Plc and Ductilcrete Technologies are wholly-owned subsidiaries whose total assets and total net revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 1% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2018

We have served as the Company’s auditor since 2015.

GCP Applied Technologies Inc. Consolidated Statements of Operations
	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Net sales	$1,084.4	$1,046.5	$1,092.4
Cost of goods sold	667.3	628.9	685.0
Gross profit	417.1	417.6	407.4
Selling, general and administrative expenses	296.5	266.3	257.7
Research and development expenses	20.0	18.4	17.5
Interest expense and related financing costs	70.2	65.8	1.5
Interest expense, net - related party	—	—	1.2
Repositioning expenses	9.8	15.3	—
Restructuring expenses and asset impairments	13.5	1.9	9.8
Loss in Venezuela	38.3	—	55.2
Other (income) expense, net	(2.9)	14.6	7.9
Total costs and expenses	445.4	382.3	350.8
(Loss) income from continuing operations before income taxes	(28.3)	35.3	56.6
Income tax expense	(82.1)	(6.7)	(56.0)
(Loss) income from continuing operations	(110.4)	28.6	0.6
Income from discontinued operations, net of income taxes	664.3	45.2	40.1
Net income	553.9	73.8	40.7
Less: Net income attributable to noncontrolling interests	(0.5)	(1.0)	(0.6)
Net income attributable to GCP shareholders	$553.4	$72.8	$40.1
Amounts Attributable to GCP Shareholders:
(Loss) income from continuing operations attributable to GCP shareholders	(110.9)	27.6	—
Income from discontinued operations, net of income taxes	664.3	45.2	40.1
Net income attributable to GCP shareholders	$553.4	$72.8	$40.1
Earnings Per Share Attributable to GCP Shareholders
Basic earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(1.55)	$0.39	$—
Income from discontinued operations, net of income taxes	$9.29	$0.64	$0.57
Net income attributable to GCP shareholders(1)	$7.74	$1.03	$0.57
Weighted average number of basic shares	71.5	70.8	70.5
Diluted earnings per share:(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(1.55)	$0.38	$—
Income from discontinued operations, net of income taxes	$9.29	$0.63	$0.57
Net income attributable to GCP shareholders(1)	$7.74	$1.02	$0.57
Weighted average number of diluted shares	71.5	71.7	70.5
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect only applicable to periods where there is net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc. Consolidated Balance Sheets

(In millions, except par value and shares)	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$721.5	$147.0
Trade accounts receivable, less allowance of $5.7 (2016—$4.5)	217.1	166.6
Inventories	106.3	89.3
Other current assets	48.6	42.9
Current assets held for sale	19.7	108.0
Total Current Assets	1,113.2	553.8
Properties and equipment, net	216.6	192.6
Goodwill	198.2	114.9
Technology and other intangible assets, net	91.8	52.6
Deferred income taxes	30.2	76.9
Overfunded defined benefit pension plans	26.4	21.2
Other assets	23.8	22.4
Assets held for sale	2.8	$55.4
Total Assets	$1,703.0	$1,089.8
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Debt payable within one year	$24.0	$47.9
Accounts payable	134.8	95.9
Other current liabilities	316.2	119.5
Current liabilities held for sale	7.8	48.2
Total Current Liabilities	482.8	311.5
Debt payable after one year	520.3	783.0
Income taxes payable	58.3	—
Deferred income taxes	14.7	6.6
Unrecognized tax benefits	42.4	9.7
Underfunded and unfunded defined benefit pension plans	57.1	83.2
Other liabilities	35.1	13.9
Noncurrent liabilities held for sale	0.3	20.9
Total Liabilities	1,211.0	1,228.8
Commitments and Contingencies - Note 9
Stockholders' Equity (Deficit):
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 71,754,344 and 71,081,764, respectively	0.7	0.7
Paid-in capital	29.9	11.0
Accumulated earnings (deficit)	548.7	(4.7)
Accumulated other comprehensive loss	(85.7)	(147.6)
Treasury stock	(3.4)	(2.1)
Total GCP Stockholders' Equity (Deficit)	490.2	(142.7)
Noncontrolling interests	1.8	3.7
Total Stockholders' Equity (Deficit)	492.0	(139.0)
Total Liabilities and Stockholders' Equity	$1,703.0	$1,089.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net income	$553.9	$73.8	$40.7
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	0.3	—	0.4
Currency translation adjustments	61.7	(19.9)	(62.3)
(Loss) gain from hedging activities, net of income taxes	(0.1)	—	0.2
Total other comprehensive income (loss) attributable to noncontrolling interests	—	0.2	(0.1)
Total other comprehensive income (loss)	61.9	(19.7)	(61.8)
Comprehensive income (loss)	615.8	54.1	(21.1)
Less: Comprehensive income attributable to noncontrolling interests	(0.5)	(1.0)	(0.6)
Comprehensive income (loss) attributable to GCP shareholders	$615.3	$53.1	$(21.7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid in Capital	Accumulated Earnings / (Deficit)	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2014	—	$—	—	$—	$—	$—	$670.6	$(66.0)	$2.8	$607.4
Net income	—	—	—	—	—	—	40.1	—	0.8	40.9
Other comprehensive loss	—	—	—	—	—	—	—	(61.7)	(0.1)	(61.8)
Net transfer to parent	—	—	—	—	—	—	(112.4)	—	—	(112.4)
Balance, December 31, 2015	—	—	—		—	—	598.3	(127.7)	3.5	474.1
Net income	—	—	—	—	—	65.6	7.2	—	1.0	73.8
Net transfer to parent	—	—	—	—	—	—	(675.1)	—	—	(675.1)
Issuance of common stock and reclassification of net parent investment in connection with Separation	70.5	0.7	—	—	—	(70.3)	69.6	—	—	—
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6.4	—	—	—	—	6.4
Exercise of stock options	0.6	—	—	—	4.6	—	—	—	—	4.6
Treasury stock purchased under GCP 2016 Stock Incentive Plan	—	—	0.1	(2.1)	—	—	—	—	—	(2.1)
Other comprehensive loss	—	—	—		—	—	—	(19.9)	0.2	(19.7)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, December 31, 2016	71.2	0.7	0.1	(2.1)	11.0	(4.7)	—	(147.6)	3.7	(139.0)
Net income	—	—	—	—	—	553.4		—	0.5	553.9
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8.6	—	—	—	—	8.6
Exercise of stock options	0.6	—	—	—	8.6	—	—	—	—	8.6
Share repurchases(1)	—	—	—	(1.3)	—	—	—	—	—	(1.3)
Other comprehensive income	—	—	—	—	—	—		61.9	—	61.9
Other changes to additional paid in capital(2)	—	—	—	—	1.7	—	—	—	—	1.7
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(2.4)	(2.4)
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$—	$(85.7)	$1.8	$492.0
______________________________

(1)
As of December 31, 2017, GCP repurchased approximately 47,000 shares of Company common stock for $1.3 million in connection with its equity compensation programs; number of shares is not included in the table above due to rounding.

(2)    During 2017, GCP assumed certain net pension assets in accordance with the final division of the Grace plan.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc. Consolidated Statements of Cash Flows
	Year Ended December 31,
(In millions)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$553.9	$73.8	$40.7
Less: income from discontinued operations	664.3	45.2	40.1
(Loss) income from continuing operations	(110.4)	28.6	0.6
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	36.8	29.8	27.0
Amortization of debt discount and financing costs	2.7	2.8	—
Stock-based compensation expense	8.5	6.6	3.6
Gain on termination and curtailment of pension and other postretirement plans	(6.6)	(0.8)	—
Currency and other losses in Venezuela	40.1	3.0	63.0
Deferred income taxes	70.9	(17.7)	(4.3)
Excess tax benefits from stock-based compensation	—	—	(8.2)
(Gain) loss on disposal of property and equipment	(0.3)	0.9	4.0
Loss on sale of product line	2.1	—	—
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(45.1)	(10.4)	(14.9)
Inventories	(11.3)	(4.3)	(7.8)
Accounts payable	30.9	5.7	3.6
Pension assets and liabilities, net	(26.0)	21.5	13.4
Other assets and liabilities, net	2.3	10.1	4.3
Net cash (used in) provided by operating activities from continuing operations	(5.4)	75.8	84.3
Net cash (used in) provided by operating activities from discontinued operations	(34.1)	52.1	67.5
Net cash (used in) provided by operating activities	(39.5)	127.9	151.8
INVESTING ACTIVITIES
Capital expenditures	(45.0)	(40.9)	(30.1)
Receipt of payment on loan from related party	—	—	25.2
Businesses acquired, net of cash acquired	(121.2)	(47.0)	—
Proceeds from sale of product line	2.9	—	—
Other investing activities	2.4	1.6	0.5
Net cash used in investing activities from continuing operations	(160.9)	(86.3)	(4.4)
Net cash provided by (used in) investing activities from discontinued operations	1,043.1	(4.4)	15.1
Net cash provided by (used in) investing activities	882.2	(90.7)	10.7
FINANCING ACTIVITIES
Borrowings under credit arrangements	122.8	321.1	51.2
Repayments under credit arrangements	(419.5)	(32.9)	(56.5)
Borrowings under related party loans	—	—	2.4
Repayments under related party loans	—	—	(12.9)
Proceeds from issuance of notes	—	525.0	—
Cash paid for debt financing costs	—	(18.2)	—
Share repurchases	(1.3)	(2.1)	—
Proceeds from exercise of stock options	8.0	4.3	—
Excess tax benefits from stock-based compensation	—	—	8.2
Noncontrolling interest dividend	(2.0)	(1.0)	—
Transfers to parent, net	—	(758.7)	(119.6)
Net cash (used in) provided by financing activities from continuing operations	(292.0)	37.5	(127.2)
Net cash provided by (used in) financing activities from discontinued operations	1.1	(5.8)	(1.0)
Net cash (used in) provided by financing activities	(290.9)	31.7	(128.2)
Effect of currency exchange rate changes on cash and cash equivalents	6.4	(4.2)	(56.6)
Increase (decrease) in cash and cash equivalents	558.2	64.7	(22.3)
Cash and cash equivalents, beginning of year	163.3	98.6	120.9
Cash and cash equivalents, end of year	721.5	163.3	98.6
Less: Cash and cash equivalents of discontinued operations	—	16.3	13.6
Cash and cash equivalents of continuing operations, end of year	$721.5	$147.0	$85.0
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$11.2	$24.4	$12.9
Cash paid for income taxes, net of refunds--former Parent	$—	$—	$47.4
Cash paid for interest on notes and credit arrangements	$59.6	$39.3	$2.4

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
On July 3, 2017 (the "Closing Date"), GCP completed the sale of its Darex Packaging Technologies ("Darex") business to Henkel AG & Co. KGaA (“Henkel”) for $1.06 billion in cash. As discussed further below under "Discontinued Operations," the results of operations for Darex have been excluded from continuing operations and segment results for all periods presented.
Basis of Presentation
The accompanying Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries, except as noted below with respect to the Company's Venezuela subsidiary. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the instructions to Form 10-K.
Discontinued Operations    As noted above, on July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex have been reclassified and reflected as "held for sale" on the Consolidated Balance Sheet as of December 31, 2016. As discussed further in Note 18, the assets and liabilities of the Darex business in certain delayed close countries are categorized as “Assets held for sale” or “Liabilities held for sale” in the accompanying Consolidated Balance Sheet as of December 31, 2017. Additionally, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
GCP recognized a pre-tax gain on the sale of Darex of approximately $880.8 million for the year ended December 31, 2017. The calculation of the pre-tax gain excludes deferral of $68.7 million of consideration related to the delayed closings, which was received on the Closing Date. Deferred consideration is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet as of December 31, 2017.
Unless otherwise noted, the information throughout the Notes to the Consolidated Financial Statements pertains only to the continuing operations of GCP. Refer to Note 18 for further discussion of the sale of Darex.

Notes to Consolidated Financial Statements (Continued)

Deconsolidation of Venezuelan Operations    Prior to July 3, 2017, the Company included the results of its Venezuelan operations (“GCP Venezuela”) in the Consolidated Financial Statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted GCP Venezuela’s ability to pay dividends and meet obligations denominated in U.S. dollars. These exchange regulations, combined with other recently adopted regulations, have constrained availability of raw materials and have significantly limited GCP Venezuela’s ability to maintain normal production. As a result of these conditions, combined with the loss of scale in Venezuela resulting from the sale of the Company’s Darex-related operations and assets in Venezuela, GCP has deconsolidated its Venezuelan operations as of July 3, 2017 in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. Subsequent to this date, the Company began accounting for GCP Venezuela using the cost method of accounting. This change resulted in a pre-tax charge of $36.7 million, which is reflected in “Loss in Venezuela” in the accompanying Consolidated Statements of Operations, primarily related to the recognition of $33.4 million of unfavorable cumulative translation adjustments associated with the Venezuelan business.
In periods subsequent to July 3, 2017, the Company’s financial results do not include the operating results of GCP Venezuela. The Company will record cash and recognize income from its Venezuelan operations in the consolidated financial statements to the extent GCP is paid for inventory sold to or dividends received from GCP Venezuela. The remaining investment on the Company's Consolidated Balance Sheet as of December 31, 2017 is immaterial.
Separation from Grace    The financial statements for periods prior to the Separation have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Grace, as the Company's business operated as a combination of entities under common control of Grace. These financial statements reflect the historical basis and carrying values established when the Company was part of Grace. Subsequent to the Separation, the accompanying Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries.
All transactions between GCP and Grace have been included in these financial statements. Prior to the Separation, all such transactions, other than intercompany loan transactions, are effectively considered to be settled for cash, in the Consolidated Financial Statements at the time the transactions were recorded. The intercompany loans payable to Grace and the related interest and cash flows, as presented in Note 5, "Debt and Other Financial Instruments," are reflected as "Borrowings under related party loans" and "Repayments under related party loans" in the Consolidated Statements of Cash Flows and as "Interest expense, net-related party" in the Consolidated Statements of Operations. Subsequent to the Separation, Grace is no longer a related party of the Company.
Prior to the Separation, the financial statements included expenses of Grace allocated to GCP for certain functions provided by Grace, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, environment health and safety, supply chain, shared services, employee benefits and incentives, insurance and stock-based compensation. These expenses were allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. These cost allocations were included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Most of these costs were included in segment operating income with only a portion included in corporate costs. Both GCP and Grace consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, GCP during the periods presented.
Subsequent to the Separation, GCP has performed most of these functions using its own resources or purchased services. However, Grace continued to provide certain of these functions under a transition services agreement, which remained in place for a period of 18 months from the Separation. As of December 31, 2017, the activities subject to the transition services agreement were complete. Refer to Note 12 for further description of the transition services agreement between GCP and Grace.

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
Prior to the Separation, Grace used a centralized approach to cash management and financing of its operations and Grace funded GCP's operating and investing activities as needed. Prior to the Separation, cash transfers to and from the cash management accounts of Grace are reflected in the Consolidated Statements of Cash Flows as “Transfers to parent, net.”
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
Earnings per Share    GCP computes basic earnings per share ("EPS") attributable to GCP shareholders by dividing net income attributable to GCP shareholders by weighted-average common shares outstanding during the period. GCP's diluted EPS calculation reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in GCP's earnings. GCP calculated its earnings per share for 2015 using the shares that were distributed to Grace shareholders immediately following the Separation. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments, as there were no equity awards in GCP outstanding prior to the Separation.
Use of Estimates    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates and the differences could be material. Changes in estimates are recorded in the period identified. GCP's accounting measurements that are most affected by management's estimates of future events are:
•Contingent liabilities, which depend on an assessment of the probability of loss and an estimate of ultimate resolution cost, that may arise from circumstances such as legal disputes, environmental remediation, product liability claims, material commitments (refer to Note 9) and income taxes (refer to Note 6);
•Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and total returns on invested funds (refer to Note 7); and
•Realization values of net deferred tax assets, which depend on projections of future taxable income. In addition, the provisional estimates of the impact of The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") that were recorded as of December 31, 2017 may be subject to material adjustments in 2018 as the Company changes its interpretations and assumptions underlying the related charge, as well as guidance that may be issued, and actions the Company may take as a result of the tax legislation.

Notes to Consolidated Financial Statements (Continued)

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
GCP reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. No impairment charges were required in 2016; however, there were impairment charges recorded in 2017 and 2015 (see Note 10, "Restructuring Expenses, Asset Impairments and Repositioning Expenses").
Goodwill    Goodwill arises from certain business combinations. GCP reviews its goodwill for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed at the reporting unit level most directly associated with the business combination that generated the goodwill. For the purpose of measuring impairment under the provisions of FASB ASC 350, Intangibles—Goodwill and Other, GCP has identified its reporting units as its operating segments. GCP has evaluated its goodwill annually with no impairment charge required in any of the periods presented in its accompanying Consolidated Statements of Operations.
Income Tax    As a global enterprise, GCP is subject to a complex array of tax regulations and must make assessments of applicable tax law and judgments in estimating its ultimate income tax liability. After the Separation, income tax expense and income tax balances represent GCP’s federal, state and foreign income taxes as an independent company. GCP files a U.S. consolidated income tax return, along with foreign and state corporate income tax filings, as required. GCP's deferred taxes and effective tax rate may not be comparable to those of historical periods prior to the Separation. See Note 6, "Income Taxes," for details regarding estimates used in accounting for income tax matters including unrecognized tax benefits.

Notes to Consolidated Financial Statements (Continued)

In the financial statements for periods prior to the Separation, income tax expense was calculated using the separate return method as if GCP was a separate taxpayer, although GCP was included in tax returns filed by Grace. The separate return method applies ASC 740, Income Taxes, to the standalone financial statements of each member of a consolidated group as if the group member were a separate taxpayer and standalone enterprise. As a result, actual tax transactions included in the Consolidated Financial Statements of GCP may not be included in the separate financial statements of Grace. Further, the tax treatment of certain items reflected in the separate financial statements of Grace may not be reflected in the Consolidated Financial Statements and tax returns of GCP. For example, certain items such as net operating losses, credit carryforwards and valuation allowances that exist within Grace's financial statements may or may not exist in GCP's standalone financial statements.
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
Pension Benefits    GCP's method of accounting for actuarial gains and losses relating to its global defined benefit pension plans is referred to as "mark-to-market accounting." Under mark-to-market accounting, GCP's pension costs consist of two elements: 1) ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; and 2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. Should a significant event occur, such as a major plan amendment or curtailment, GCP's pension obligation and plan assets would be remeasured at an interim period and the gains or losses on remeasurement would be recognized in that period.
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

Notes to Consolidated Financial Statements (Continued)

Following the Separation, the Company records stock-based compensation expense for equity awards in accordance with authoritative accounting guidance. The Company recognizes expenses related to stock-based compensation payment transactions over the requisite service period, which may be the stated vesting period, in which it receives employee services in exchange for equity and/or liability instruments of the Company or based on the fair value of the Company’s equity instruments. The expense is reduced by estimated forfeitures expected over the requisite service period, and at the end of that time, the cumulative expense is adjusted to account for actual forfeitures that occurred. Total stock compensation costs are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Refer to Note 13 for further discussion.
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
Effective January 1, 2010, GCP began to account for its Venezuela subsidiary as a highly inflationary economy. As a result, the functional currency of its Venezuelan subsidiary became the U.S. dollar; therefore, all translation adjustments are reflected in net income in the accompanying Consolidated Statements of Operations. Based on developments in the third quarter of 2015, including changed expectations about GCP's ability to import raw materials into Venezuela at the official exchange rate and increased inflation, the Company determined that it was no longer appropriate to use the official exchange rate. Effective September 30, 2015, the Company began accounting for its results in Venezuela at the SIMADI rate. The Company recorded a pre-tax charge of $63.0 million in the third quarter of 2015 to reflect the devaluation of monetary assets and the impairment of non-monetary assets at the SIMADI rate of 199 bolivars to one U.S. dollar. The Company recorded $7.8 million of this amount related to inventory to cost of goods sold and $55.2 million related to other assets and liabilities as a separate line item in its Consolidated Statements of Operations for the year ended December 31, 2015, referred to as "Loss in Venezuela."
In the first quarter of 2016, changes to the currency exchange systems were announced which eliminated the SICAD exchange rate and replaced the name SIMADI rate with DICOM, a floating exchange rate. The Company recorded a $3.0 million loss within “Other (income) expense, net,” in the Consolidated Statements of Operations for the year ended December 31, 2016 to reflect the remeasurement of the Venezuela subsidiary’s net monetary assets to U.S. dollars.
In May of 2017, the Venezuela government announced that it had completed its first auction under the new DICOM exchange mechanism at a rate of 2,010 bolivars per U.S. dollar, an increase of 176.1% from the previously published rate of 728 bolivar per U.S. dollar. As a result of the change in the exchange mechanism and devaluation of the bolivar, the Company recorded a foreign exchange remeasurement and impairment loss of $7.1 million, of which $2.4 million was from continuing operations and $4.7 million was from discontinued operations. Of the $2.4 million from continuing operations, $1.6 million is reflected in “Loss in Venezuela” and $0.8 million is reflected in “Cost of goods sold” within the accompanying Consolidated Statement of Operations for the year ended December 31, 2017.
At the end of June 2017, the DICOM rate increased to 2,640 bolivars per U.S. dollar. As a result, the Company recorded a foreign exchange remeasurement loss of $1.2 million, of which $0.3 million was from continuing operations and $0.9 million was from discontinued operations. The $0.3 million from continuing operations is reflected in “Other (income) expense, net” within the accompanying Consolidated Statement of Operations for the year ended December 31, 2017.
GCP deconsolidated its Venezuelan operations as of July 3, 2017 and, as a result, the Company's financial results no longer include the operations of GCP Venezuela, including currency translation adjustments, beyond that date.

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The revised standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. GCP will adopt the standard beginning January 1, 2018 through a cumulative adjustment to retained earnings, as opposed to retrospectively adjusting prior periods, and continues to progress in its evaluation of the potential impact of the standard on its Consolidated Financial Statements and related disclosures.
Under Topic 606, entities are required to disaggregate revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company is evaluating the Topic 606 disclosure requirements, including this requirement to disaggregate revenue. The Company is additionally assessing the impact of Topic 606 on its internal controls over financial reporting.
The Company is currently in the final phase in the process of identifying and implementing necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. The Company will continue to evaluate the impact the adoption of this standard will have on its Consolidated Financial Statements and related disclosures, but anticipates that revenue recognition related to the VERIFI® business ("Verifi") will be most impacted. The Company determined that under Topic 606 Verifi agreements contain multiple performance obligations, which will require the Company to estimate the stand-alone selling price for each performance obligation and then allocate the overall arrangement consideration. The Company estimates that the cumulative impact to its Consolidated Financial Statements of adopting Topic 606 on January 1, 2018 will not be material.
In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), including non-cash consideration and provides a practical expedient for reflecting contract modifications upon transition. GCP will adopt ASU 2016-12, as applicable, in conjunction with its adoption of Topic 606.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies aspects of ASU 2014-09 pertaining to the identification of performance obligations and the licensing implementation guidance, while retaining the core principles for those areas. GCP will adopt ASU 2016-10 in conjunction with its adoption of Topic 606.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance in Topic 606 and will affect whether an entity reports revenue on a gross or net basis. GCP will adopt ASU 2016-08 in conjunction with its adoption of Topic 606.
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

Notes to Consolidated Financial Statements (Continued)

Other new pronouncements issued but not effective until after December 31, 2017 are not expected to have a material impact on the Company's financial position, results of operations or liquidity.
Recently Adopted Accounting Standards
Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction does not involve a business. The standard is effective for the Company on January 1, 2018, with early application permitted for certain transactions. GCP elected to early adopt the provisions of this update in the second quarter of 2017 in conjunction with its acquisition of Stirling Lloyd Plc (refer to Note 16).
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

Notes to Consolidated Financial Statements (Continued)

Accounting for Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU impacts share-based compensation payment accounting and cash flow statement presentation of income taxes and allows for the recognition of forfeitures as they occur. The update requires that excess tax benefits and deficiencies be recorded in the income statement when the awards vest or are settled and eliminates the requirement that excess tax benefits be realized (reduce cash taxes payable) before being recognized. Previously, an entity could not recognize excess tax benefits if the tax deduction increased a net operating loss ("NOL") or tax credit carryforward. The update no longer requires cash flows related to excess tax benefits to be presented as a financing activity and separate from other income tax cash flows, which are presented in the operating section. The ASU also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, and it clarifies that all cash payments to taxing authorities made on behalf of an employee in the form of withheld shares be presented as a financing activity on the cash flow statement.
GCP elected to early adopt this update in the third quarter of 2016 and now recognizes excess tax benefits in the provision for income taxes rather than paid-in capital. Adoption of the update resulted in the recognition of excess tax benefits in the provision for income taxes of $0.8 million, $0.2 million and $0.9 million for the three month periods ended March 31, 2016, June 30, 2016 and September 30, 2016, respectively; $1.0 million for the six months ended June 30, 2016; and $1.9 million for the nine months ended September 30, 2016.
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

	December 31,
(In millions)	2017	2016
Raw materials	$41.9	$35.7
In process	3.5	3.6
Finished products and other	60.9	50.0
Total inventories	$106.3	$89.3
Included above as "other" within "Finished products and other" are finished products purchased rather than produced by GCP of $11.1 million and $10.9 million as of December 31, 2017 and December 31, 2016, respectively.

3. Properties and Equipment

	December 31,
(In millions)	2017	2016
Land	$6.3	$6.2
Buildings	131.9	109.1
Machinery, equipment and other	388.9	343.2
Information technology and equipment	76.6	64.6
Projects under construction	20.4	26.0
Properties and equipment, gross	624.1	549.1
Accumulated depreciation and amortization	(407.5)	(356.5)
Properties and equipment, net	$216.6	$192.6

Depreciation and amortization expense relating to properties and equipment was $30.4 million, $25.9 million and $22.5 million, in 2017, 2016 and 2015, respectively.

4. Goodwill and Other Intangible Assets
The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the years ended December 31, 2017 and 2016, are as presented below.

(In millions)	SCC	SBM	Total GCP
Balance, December 31, 2015	$44.2	$53.5	$97.7
Foreign currency translation	(0.5)	(0.5)	(1.0)
Acquisitions	2.1	16.1	18.2
Balance, December 31, 2016	$45.8	$69.1	$114.9
Foreign currency translation	3.8	6.9	10.7
Acquisitions	15.5	58.4	73.9
Divestitures	—	(1.3)	(1.3)
Balance, December 31, 2017	$65.1	$133.1	$198.2
GCP's net book value of other intangible assets at December 31, 2017 and 2016 was $91.8 million and $52.6 million, respectively, detailed below.

	December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization
Customer lists	$82.4	$25.4
Technology	40.9	14.2
Trademarks	17.1	10.0
Other	5.9	4.9
Total	$146.3	$54.5

Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization
Customer lists	$55.4	$20.3
Technology	23.7	11.2
Trademarks	12.7	8.8
Other	5.8	4.7
Total	$97.6	$45.0
Total indefinite-lived assets included above at December 31, 2017 and 2016 were $5.6 million and $3.7 million, respectively. During 2017, GCP acquired the intellectual property and related assets of Contek Shilstone Inc., including $1.5 million of in-process research and development and $1.5 million of goodwill.
Amortization expense related to intangible assets was $6.4 million, $3.9 million and $4.5 million in 2017, 2016 and 2015, respectively.
At December 31, 2017, estimated future annual amortization expense for intangible assets is presented below.

(In millions)
2018	$8.5
2019	8.4
2020	8.4
2021	7.8
2022	7.7
Thereafter	45.0
Total	$85.8

During 2017, GCP acquired 100% of the stock of Ductilcrete Technologies ("Ductilcrete") and Stirling Lloyd Plc ("Stirling Lloyd"). In 2016, GCP acquired the intellectual property and related assets of Sensocrete and 100% of the stock of Halex Corporation ("Halex"). Refer to Note 16 for further discussion of the related intangible assets and goodwill, to the extent material to the Company's accompanying Consolidated Financial Statements.

5. Debt and Other Financial Instruments
Components of Debt

	December 31,
(In millions)	2017	2016
9.5% Senior Notes due 2023, net of unamortized debt issuance costs of $6.4 at December 31, 2017 (2016 — $7.3)	$518.6	$517.7
Term Loan due 2022, net of unamortized discount of $2.4M and unamortized debt issuance costs of $4.3M at December 31, 2016 (1)	—	266.2
Revolving credit facility due 2021(2)	—	25.0
Other borrowings(3)	25.7	22.0
Total debt	544.3	830.9
Less debt payable within one year	24.0	47.9
Debt payable after one year	$520.3	$783.0
Weighted average interest rates on total debt	9.4%	7.5%
__________________________

(1)	GCP repaid the outstanding principal balance and accrued interest on the Term Loan in July 2017. Refer below to "Credit Agreement" disclosure.

(2)	Interest at LIBOR +200 bps at December 31, 2017.

(3)	Represents borrowings under various lines of credit, primarily by non-U.S. subsidiaries.
The principal maturities of debt outstanding (net of unamortized debt issuance costs) at December 31, 2017 are presented below.

(In millions)
2018	$24.0
2019	0.9
2020	0.8
2021	—
2022	—
Thereafter	518.6
Total debt	$544.3
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
The Credit Agreement contains customary affirmative covenants, including, but not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. The Credit Agreement also contains customary negative covenants, including but not limited to restrictions on (i) dividends on and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (v) transactions with affiliates; and (vi) a maximum total leverage ratio. Certain debt covenants may restrict the entity's ability as it relates to dividends, acquisitions and other borrowings. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Term Loan and Revolving Credit Facility; the Company was in compliance with all terms as of December 31, 2017.

Notes to Consolidated Financial Statements (Continued)

Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests. There are no events of default as of December 31, 2017.
The Credit Facilities are secured on a first priority basis by a perfected security interest in and mortgages on substantially all U.S. tangible and intangible personal property, financial assets and real property owned by the Company in Chicago, Illinois and Mount Pleasant, Tennessee; a pledge of 100% of the equity of each material U.S. subsidiary of the Company; and 65% of the equity of a United Kingdom holding company.
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

In the third quarter of 2017, the Company repaid the outstanding principal balance and extinguished the Term Loan under the Credit Agreement, which, together with accrued and unpaid interest, was $272.6 million. In conjunction with the debt repayment, GCP wrote-off the net unamortized discount of $2.1 million and the net unamortized debt issuance costs of $3.9 million related to the Term Loan, which are reflected in "Interest expense and related financing costs" in the Consolidated Statement of Operations.
The interest rate per annum applicable to the Revolving Loan is equal to, at GCP’s option, either a base rate plus a margin ranging from 0.5% to 1.0% or LIBOR plus a margin ranging from 1.5% to 2.0%, in either case based upon the total leverage ratio of GCP and its restricted subsidiaries. As of December 31, 2017, there were no outstanding draws and approximately $10 million in outstanding letters of credit, which resulted in available credit under the Revolving Loan of $240.0 million.
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
The Notes become callable at a premium over their face amount on February 1, 2019. The Notes are redeemable prior to February 1, 2019 at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points. Beginning on or after February 1, 2019 and 2020, and until the next applicable redemption date, the Notes are redeemable at a percentage of par equal to 104.8% and 102.4%, respectively. Prior to maturity, on or after February 1, 2021, the Notes are redeemable at par.
The Notes were issued subject to covenants that limit the Company's and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets; (ii) incur additional debt; (iii) sell certain assets; and (iv) make certain investments and acquisitions, merge or sell or otherwise dispose of all or substantially all assets.
Other Items
As discussed in Note 1, on July 3, 2017, the Company completed the sale of Darex to Henkel for approximately $1.06 billion, in cash. The sale of Darex is a permitted transaction under the Company's Credit Agreement and the Indenture governing the Notes. Under the Credit Agreement and Indenture, the Company is required to use any net cash proceeds from the sale of Darex to prepay debt or make investments in its business over a period of approximately 18 months. As of December 31, 2017, GCP has repaid all the outstanding debt of the Term Loan and Revolving Loan. Refer to Note 18 for further discussion of the sale of Darex.

Notes to Consolidated Financial Statements (Continued)

During 2016, GCP incurred debt issuance costs relating to issuance of the Notes, Term Loan and Revolving Loan of $8.0 million, $5.0 million and $5.2 million, respectively. GCP deducted the debt issuance costs relating to the Notes and the Term Loan from the carrying amounts presented on its Consolidated Balance Sheet and continues to amortize the costs related to the Notes over the term of the underlying obligation. GCP classified debt issuance costs relating to the Revolving Loan in "Other assets" on its Consolidated Balance Sheet and is amortizing those costs over the term of the Revolving Loan. The unamortized portion of the debt issuance costs associated with the Revolving Loan was $3.2 million and $4.2 million as of December 31, 2017 and 2016, respectively.
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
Debt Fair Value
At December 31, 2017, the carrying amounts and fair values of GCP's debt are presented below.

	December 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.5% Senior Notes due 2023	$518.6	$584.5	$517.7	$603.1
Term Loan due 2022	—	—	266.2	274.6
Revolving credit facility due 2021	—	—	25.0	25.0
Other borrowings	25.7	25.7	22.0	22.0
Total debt	$544.3	$610.2	$830.9	$924.7
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions. The decrease in fair value on the Senior Notes as of December 31, 2017 was due to the Federal Reserve raising the federal funds target rate during 2017 and due to the call rates as defined in the bond redemption schedule.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes
Provision for Income Taxes
The components of income before income taxes and the related provision for income taxes for 2017, 2016 and 2015 are presented below.

(In millions)	2017	2016	2015
(Loss) income before income taxes:
Domestic	$(27.4)	$(5.9)	$56.4
Foreign	(0.9)	41.2	0.2
Total	$(28.3)	$35.3	$56.6
Provision for (benefit from) income taxes:
Federal—current	$27.2	$(4.2)	$32.2
Federal—deferred	39.4	0.5	0.6
State and local—current	(3.8)	(0.5)	7.0
State and local—deferred	2.7	—	0.1
Foreign—current	5.7	10.4	21.4
Foreign—deferred	10.9	0.5	(5.3)
Total	$82.1	$6.7	$56.0
The income by jurisdiction above does not reflect $277.0 million, $15.5 million and $173.1 million of domestic income resulting from repatriated earnings in 2017, 2016 and 2015, respectively.
Tax Reform
The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the Internal Revenue Code. These significant changes include, but are not limited to, the federal corporate tax rate being reduced from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, along with limitations on interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low-taxed income (GILTI). Due to the complexity of the new GILTI rules, the Company is continuing to evaluate this provision of the Tax Act. The Company has not recorded any provisional amounts as of December 31, 2017 nor has management made an accounting policy choice of including taxable income related to GILTI as either a current period tax expense or factoring such amounts into our measurement of deferred taxes. All these changes are effective beginning in 2018.
The 2017 Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries previously untaxed foreign earnings (the "Transition Toll Tax").
During the year ended December 31, 2017, the Company recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which is comprised of a $70.5 million Transition Toll Tax and a $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.
Transition Toll Tax
The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a 15.5% and all other earnings will be taxed at 8.0%.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017, the Company has calculated its best estimate of the impact of the 2017 Tax Act in its year end income tax provision in accordance with its understanding of the act and guidance available as of the date of this filing. The provisional amount related to the one-time transition tax expense on the mandatory deemed repatriation of foreign earnings is approximately $70.5 million, which is net of foreign tax credits generated. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest. After giving effect to the utilization of foreign tax credits and the consideration of state tax, the Company’s estimate of its payment for 2018 is approximately $6 million.
Effect on Deferred Assets and Liabilities
The Company's deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.
As the Company's deferred tax assets exceed the balance of deferred tax liabilities at the date of enactment, the Company has recorded a provisional tax expense of $11.2 million, reflecting the decrease in the U.S. corporate income tax rate and other changes in U.S. tax law.
Status of Company's Assessment of the 2017 Tax Act
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company's accounting for the effects of the 2017 Tax Act, including the preliminary estimates of the Transition Toll Tax and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of the Company's tax returns. Future U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in management's estimates.
The Company's final determination of the accounting of the effects of the 2017 Tax Act, including the Transition Toll Tax and the remeasurement of our deferred assets and liabilities, will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

Notes to Consolidated Financial Statements (Continued)

The difference between the provision for income taxes at the U.S. federal income tax rate of 35.0% and GCP's overall income tax provision is summarized below.

(In millions)	2017	2016	2015
Tax (benefit) provision at U.S. federal income tax rate	$(9.9)	$12.4	$19.8
Change in provision resulting from:
Deconsolidation of Venezuela(1)	11.5	—	—
Devaluation in Venezuela	1.4	—	21.5
2017 Tax Act	81.7	—	—
Recognition of outside basis differences	(13.9)	—	9.3
U.S. foreign income inclusions	1.1		(3.1)
Effect of tax rates in foreign jurisdictions	(1.0)	(4.5)	8.6
Valuation allowance	11.4	0.4	—
State and local income taxes, net	(1.2)	—	4.2
Benefit from domestic production activities	—	—	(2.6)
Return to provision – change in estimate	0.4	—	1.2
Nondeductible expenses and non-taxable items	3.5	2.5	(3.0)
Research and other state credits	(0.8)	(0.7)	(0.2)
Uncertain tax positions	(0.7)	(1.6)	0.9
Equity compensation	(1.2)	(1.7)	—
Other	(0.2)	(0.1)	(0.6)
Provision for income taxes	$82.1	$6.7	$56.0
__________________________

(1)	Amount in 2017 is offset by the benefit resulting from outside basis differences in primarily Mexico and Venezuela, which is included in the table above in "Recognition of outside basis differences."
The income tax provision for the years ended December 31, 2017, 2016, and 2015 was $82.1 million, $6.7 million and $56.0 million respectively, representing effective tax rates of 290.1%, 19.0%, and 98.9% respectively.
The increase in the Company's effective tax rate for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to the provisions of the 2017 Tax Act, an increase in valuation allowances due to the sale of Darex, partially off-set by a benefit for taxes related to outside basis differences in foreign subsidiaries. The decrease in the Company's effective tax rate for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to a 2015 repatriation of foreign earnings and a non-deductible loss in Venezuela recorded in 2015.
The Company's 2017 effective tax rate of 290.1% was higher than the 35% U.S. statutory rate primarily due to net expenses recognized during the year comprised of $81.7 million due to the 2017 Tax Act, $11.5 million due to non-deductible charges for the Venezuela deconsolidation, a $13.9 million benefit due to differences between book and tax basis in Venezuela and Mexico and $11.4 million of expense due to an increase in valuation allowance primarily due to the sale of Darex.
The Company's 2016 effective tax rate of approximately 19% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year, including $4.5 million benefit due to lower taxes in non-U.S. jurisdictions, $0.7 million benefit related to income tax credits and $1.6 million benefit related to the release of reserves for uncertain tax positions and $2.5 million expense for non-deductible expenses.
The Company's 2015 effective tax rate of approximately 99% was higher than the 35% U.S. statutory rate primarily due to $21.5 million expense related to the Venezuela nondeductible charge, $9.3 million U.S. tax expense related to the repatriation of foreign earnings in connection with the Separation, $4.2 million expense related to state and local income taxes and $3 million benefit for non-taxable amounts, $2.6 million benefit related to the domestic production activities deduction and an $8.6 million expense related to foreign withholding taxes.

Notes to Consolidated Financial Statements (Continued)

For 2015, (cost) benefit from U.S. taxes on foreign earnings includes repatriation of current and prior year earnings pursuant to the Separation and is discussed in further detail below under "Unrepatriated Foreign Earnings." The nondeductible Venezuela charge is the tax effect of the $63.0 million nondeductible charge recorded during the third quarter of 2015.
As also discussed in Note 1, on February 3, 2016, the Separation of Grace and GCP was completed. In conjunction with the Separation, GCP has increased its deferred tax assets and prepaid taxes in the U.S. by approximately $76 million, which primarily relates to the step up in tax basis and transfer of a net pension liability.
Deferred Tax Assets and Liabilities
At December 31, 2017 and 2016, the deferred tax assets and liabilities consisted of the below items.

(In millions)	December 31, 2017	December 31, 2016
Deferred tax assets:
Foreign net operating loss carryforwards	$24.5	$11.6
Research and development	2.4	6.3
Reserves and allowances	12.5	14.3
Pension benefits	8.3	21.4
Intangible assets/goodwill	1.4	24.5
Stock compensation	3.8	4.4
Foreign tax credits	—	3.5
Other	2.5	2.6
Total deferred tax assets	$55.4	$88.6
Deferred tax liabilities:
Properties and equipment	$(12.1)	$(12.2)
Intangible assets/goodwill	—	—
Other	(3.9)	(3.8)
Total deferred tax liabilities	$(16.0)	$(16.0)
Valuation Allowance:
Foreign net operating loss carryforwards	(23.9)	(2.3)
Net deferred tax assets	$15.5	$70.3
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
At December 31, 2017 and 2016, GCP has recorded a valuation allowance of $23.9 million and $2.3 million respectively, to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. GCP believes it is more likely than not that the remaining deferred tax assets will be realized. If GCP were to determine that it would not be able to realize a portion of its deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if GCP were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, the Company asserted that the weight of the positive evidence outweighed the negative evidence regarding the realization of the net deferred tax assets in Grace Brasil. In 2017, however, as a result of the sale of Darex, the Company believes it is no longer more likely than not that it will realize its Brazil deferred tax assets and has recorded a valuation allowance accordingly.
In addition to Brazil, the Company has also recorded in 2017 a valuation allowance against deferred tax assets in France and Germany, predominantly due to the sale of the Darex business. As part of sale of Darex, a capital loss was recognized in Japan on the sale of stock of the Company's Japanese subsidiary. Although this loss can be carried over in Japan, the Company may not have sufficient income to utilize this asset and has recorded a valuation allowance.
As of December 31, 2017, the company had net operating losses for income tax purposes of approximately $76.3 million. These net operating losses consist primarily of Brazil net operating losses of $23.9 million with an unlimited carryover period, $32.0 million of Japan net operating losses that begin to expire in 2026 and $7.7 million of India net operating losses that begin to expire in 2018.
Unrepatriated Foreign Earnings
As of December 31, 2017, no provision has been made for income taxes on certain undistributed earnings of foreign subsidiaries the Company provisionally intends to permanently reinvest or that may be remitted substantially tax-free. Due the transition tax on deemed repatriation required by the 2017 Tax Act, the Company has been subject to tax in 2017 on substantially all of its previously undistributed earnings from foreign subsidiaries. Beginning in 2018, the Act will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the Act will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.
As of December 31, 2017, the Company has $827.5 million of undistributed earnings of foreign subsidiaries. The estimated unrecorded deferred tax liability associated with these earnings is $7.8 million. Earnings of $277.0 million, $15.5 million and $173.1 million were repatriated from non-U.S. GCP subsidiaries in 2017, 2016 and 2015, respectively, resulting in an insignificant amount of U.S. income tax expense or benefit in 2017 and 2016. The tax effect of the repatriation of foreign earnings in 2015 is discussed in detail below. The tax effect of the repatriation is determined by several variables, including the tax rate applicable to the entity making the distribution, the cumulative earnings and associated foreign taxes of the entity and the extent to which those earnings may have already been taxed in the U.S.
In 2015, Grace repatriated a total of $173.1 million of foreign earnings from foreign subsidiaries transferred to GCP pursuant to the Separation. Such amount was determined based on an analysis of each non-U.S. subsidiary's requirements for working capital, debt repayment and strategic initiatives. In 2015, on a stand-alone basis (see Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies"), GCP incurred $9.3 million in U.S. tax expense as a result of such repatriation, increasing the Company's 2015 effective tax rate by 13.6 percentage points when compared to the U.S. federal statutory rate.
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

Notes to Consolidated Financial Statements (Continued)

GCP will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion, including further assessment under the 2017 Tax Act. The Company considers its assertion of indefinite reinvestment provisional as of December 31, 2017. As of December 31, 2017, in accordance with this assertion, the Company has not provided for any state or withholding tax exposure that would be incurred related to repatriation of foreign earnings.
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, which was entered into on the distribution date, GCP and Grace will indemnify and hold each other harmless in accordance with the principles outlined therein. Pursuant to SAB 118, GCP will continually analyze measurement and evaluate its indemnifications to determine the appropriateness under the 2017 Tax Act.
Unrecognized Tax Benefits
A reconciliation of the unrecognized tax benefits excluding interest and penalties, for the three years ended December 31, 2017, is presented below. The Company is currently evaluating the potential foreign and U.S. state tax liabilities and how the Act will affect the Company's existing accounting positions. The Company expects to complete this evaluation and determine the impact which the legislation may have on its unrecognized tax benefits within the measurement period provided by SAB 118.

(In millions)	Unrecognized Tax Benefits
Balance, December 31, 2014	$5.3
Additions for prior year tax positions	0.3
Reductions for prior year tax positions and reclassifications	(0.8)
Settlements	(0.9)
Balance, December 31, 2015	3.9
Transfers from Parent	4.1
Additions for prior year tax positions	2.5
Reductions for expirations of statute of limitations	(1.1)
Settlements	(2.0)
Balance, December 31, 2016	7.4
Additions for prior year tax positions	7.0
Additions for current year tax positions	26.0
Reductions for expirations of statute of limitations	(1.0)
Reductions for prior year tax positions and reclassifications	(5.3)
Balance, December 31, 2017	$34.1
The balance of unrecognized tax benefits as of December 31, 2017, 2016 and 2015, that if recognized, would affect GCP’s effective tax rate are $33.4 million, $7.4 million and $3.9 million, respectively, GCP accrues potential interest and any associated penalties related to uncertain tax positions within "Provision for income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on uncertain tax positions and included in the Consolidated Balance Sheets as of December 31, 2017 and 2016 was $9.0 million and $2.3 million, respectively, net of applicable federal income tax benefits.
Unrecognized tax benefits from GCP's operations are reflected in its Consolidated Financial Statements, including those that in certain jurisdictions have historically been included in tax returns filed by Grace. In such instances, uncertain tax positions related to GCP's operations may be indemnified by Grace. As of December 31, 2017, 2016 and 2015, the amount of unrecognized tax benefits considered obligations of Grace (including both interest and penalties) were $3.8 million, $3.7 million and $2.1 million, respectively.

Notes to Consolidated Financial Statements (Continued)

GCP believes it is reasonably possible that in the next 12 months due to expiration of statute of limitation that the amount of the liability for unrecognized tax benefits could decrease by approximately $1.3 million, of which $0.7 million is indemnified by Grace.
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
As of December 31, 2017, the tax years for which we remain subject to United States federal income tax assessment and state and local income tax assessment upon examination are 2015 and thereafter. We are currently under examination by the Internal Revenue Service (“IRS”) for the period ended December 31, 2016.

We are also subject to taxation in various foreign jurisdictions including in Europe, the Middle East, Africa, Asia Pacific, Canada and Latin America. We are under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions in general for tax years 2011 and thereafter.

Foreign jurisdiction audits that have been initiated and/or are ongoing include two German audits relating to GCP Darex GmbH and GCP Germany GmbH for taxable years 2014-2015, and an Indian audit relating to GCP Applied Technologies (India) Private Limited for taxable years 2013-2014. Since GCP Darex Germany was recently sold in July 2017, any assessments pursuant to the audit will be reimbursed by GCP to the buyer.

7. Pension Plans and Other Postretirement Benefit Plans
The following discussion of GCP's pension plans and other postretirement benefit plans includes amounts related to continuing operations and discontinued operations. Amounts attributed to results from discontinued operations in the current and prior years are distinguished below.
Multiemployer Benefit Plans    Prior to the Separation, Grace sponsored other postretirement benefit and defined benefit pension plans in which GCP employees and employees from other Grace businesses participated in (the “Shared Plans”). The Shared Plans were accounted for as multiemployer benefit plans until legal plan separation, at which time GCP began accounting for the plans as single-employer or multiple-employer plans, as applicable.
In the first quarter of 2016, the postretirement life insurance benefits plan related to GCP employees was legally transferred to GCP, resulting in the assumption of $0.1 million of other liabilities; $0.8 million of prior service credit, net of tax; and $0.7 million of actuarial losses, net of tax. GCP’s allocated income for the postretirement life insurance benefits plan was $1.4 million for the year ended December 31, 2015.
The non-U.S. defined benefit pension Shared Plans were legally separated as of December 31, 2015, increasing net pension liabilities approximately $4 million, and the U.S. defined benefit pension Shared Plans were legally separated in the first quarter of 2016, increasing net pension liabilities approximately $44 million. GCP’s allocated pension expense for the defined benefit pension Shared Plans totaled $3.8 million for the year ended December 31, 2015, which includes those amounts presented in continuing and discontinued operations.
GCP's allocation of the multiemployer net periodic pension and other postretirement expense for the year ended December 31, 2015 is not included in the table presenting Net Periodic Benefit Cost (Income) below. The following discussion relates only to those plans accounted for as single and/or multiple-employer plans to which GCP currently or previously sponsored.
Postretirement Benefits Other Than Pensions    In 2016, GCP terminated its postretirement benefit retiree life insurance plan, resulting in a net gain from the curtailment and termination totaling $0.2 million presented in "Other (income) expense, net" in the Consolidated Statement of Operations for the year ended December 31, 2016.

Notes to Consolidated Financial Statements (Continued)

Pension Plans    GCP sponsors defined benefit pension plans, primarily in the U.S. and the U.K., in which GCP employees and former employees participate. These plans cover current and former employees of certain business units and divested business units who meet age and service requirements. Benefits are generally based on final average salary and years of service. GCP funds its U.S. qualified pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods as required under local laws and customs.
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans in continuing operations:

(In millions)	December 31, 2017	December 31, 2016
Overfunded defined benefit pension plans	$26.4	$21.2
Underfunded defined benefit pension plans	(26.6)	(55.6)
Unfunded defined benefit pension plans	(30.5)	(27.6)
Total underfunded and unfunded defined benefit pension plans	(57.1)	(83.2)
Pension liabilities included in other current liabilities	(1.0)	(0.4)
Net funded status	$(31.7)	$(62.4)
Overfunded and underfunded plans include several advance-funded plans for which the fair value of the plan assets offset the projected benefit obligation ("PBO"). Of this group, the overfunded plans hold plan assets measured at fair value that exceeds the PBO. As of December 31, 2017, "Overfunded defined benefit pension plans" presented in the Consolidated Balance Sheets totaled $26.4 million. In contrast to overfunded plans, the PBO of the underfunded plans is greater than the fair value of the plan assets. These plans are presented in the Consolidated Balance Sheets along with unfunded plans. Unfunded plans are funded on a pay-as-you-go basis; and therefore, the PBO is unfunded entirely. As of December 31, 2017, the combined balance of the underfunded and unfunded plans included $58.1 million total liabilities, which is comprised of $1.0 million "Other current liabilities" and $57.1 million "Underfunded and unfunded defined benefit pension plans" in the Consolidated Balance Sheets.
The Company recognized the impact of material events specific to the U.S. plans in 2017. On May 3, 2017, the Board of Directors approved an amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees that closes the plan to new hires effective January 1, 2018 and freezes the accrual of plan benefits for all plan participants as of December 31, 2022. In the second quarter of 2017, the Company recognized a curtailment gain of $5.1 million in continuing operations and $0.5 million in discontinued operations as a result of this plan amendment. In the second half of 2017, the Company recognized a $0.7 million curtailment gain due to U.S. restructuring activities and a $0.8 million curtailment gain in connection with a plan change. The Company recognized $18.7 million mark-to-market losses in accordance with the remeasurement of the U.S. plans' PBO and plan assets during the year. With the exception of the $0.5 million curtailment gain recorded in discontinued operations, these amounts are presented in "Other (income) expense, net" in the Consolidated Statement of Operations for the year ended December 31, 2017.
In 2017, the Company's non-U.S. plans' activity consisted of a plan amendment resulting in a $0.7 million reduction to the PBO and a $0.5 million increase, net of tax, of unrecognized prior service credit in "Accumulated other comprehensive loss," which will be amortized over the average remaining years of service. The Company recognized $4.6 million mark-to-market gains in accordance with the remeasurement of the non-U.S. plans' PBO and plan assets during the year, which is included in "Other (income) expense, net" in the Consolidated Statements of Operations.
In connection with the divestiture of the Darex operating segment in 2017, the Company recognized curtailment and settlement gains totaling $2.1 million in the U.S. and $14.3 million outside of the U.S. These amounts are presented in "Income from discontinued operations, net of income taxes" in the Consolidated Statements of Operations. GCP also recognized a $0.1 million non-U.S. mark-to-market gain in "Income from discontinued operations, net of income taxes" relating to remeasurement at the time of the Darex sale in the third quarter of 2017.

Notes to Consolidated Financial Statements (Continued)

In addition to the amounts disclosed above, the Company has included in "Income from discontinued operations, net of income taxes" mark-to-market adjustments relating to U.S. plan losses of $0.4 million in 2016 and $0.1 million in 2015, as well as a loss relating to non-U.S. plans of $0.2 million in 2016 and a gain related to non-U.S. plans of $2.2 million in 2015. The Company has also included non-U.S. plan service cost, interest cost and expected return on plan assets totaling $0.5 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, in "Income from discontinued operations, net of income taxes" in the Consolidated Statements of Operations.
During 2016, certain pension plans at non-U.S. locations were curtailed and/or terminated, resulting in a net gain of $0.6 million, which is included in "Other (income) expense, net" in the Consolidated Statements of Operations.
At the December 31, 2017 measurement date for GCP's defined benefit pension plans, the PBO was $438.3 million compared to $423.6 million as of December 31, 2016, whereby the 2016 PBO is not adjusted for discontinued operations. The increase in the PBO is partially due to the entrance of plan participants in the U.S. subsequent to achieving eligibility requirements relating to service and the assumption of plan liabilities in the U.S. relating to previously accrued benefits of employees that began employment with GCP in 2017. These previously accrued benefits were considered vested during employment with Grace and as active participants in the Grace plan. These amounts were offset by reductions in the PBO in 2017 due to plan amendments and the divestiture of Darex. The PBO reflects the present value of vested and non-vested benefits earned from employee service to date, based upon current services and estimated future pay increases for active employees. As of December 31, 2017, the PBO is determined using the weighted average discount rate for U.S. plans of 3.68% and non-U.S. plans of 2.30%.
A full remeasurement of pension assets and pension liabilities is performed annually based on GCP's estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information as well as key assumptions provided by management.

Notes to Consolidated Financial Statements (Continued)

Analysis of Plan Accounting and Funded Status    The following table summarizes the changes in benefit obligations and fair values of retirement plan assets during 2017 and 2016, including amounts presented in both continuing and discontinued operations. Settlements and curtailments directly related to the sale of Darex are presented within "Divestitures" below:

	Defined Benefit Pension Plans
(In millions)	U.S.		Non-U.S.		Total
	2017	2016	2017	2016	2017	2016
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year(1)	$147.6	$125.7	$276.0	$296.8	$423.6	$422.5
Service cost	6.8	6.1	3.9	3.3	10.7	9.4
Interest cost	5.5	4.7	5.7	7.8	11.2	12.5
Plan participants' contributions	—	—	0.2	0.4	0.2	0.4
Amendments	(6.4)	—	(0.7)	—	(7.1)	—
Settlements/curtailments	(0.8)	—	(2.2)	(7.1)	(3.0)	(7.1)
Divestitures	(8.7)	—	(16.3)	—	(25.0)	—
Actuarial loss	25.5	14.0	0.9	33.9	26.4	47.9
Benefits paid	(10.6)	(2.9)	(16.7)	(15.5)	(27.3)	(18.4)
Assumption of plan liabilities	4.9	—	—	—	4.9	—
Currency exchange translation adjustments	—	—	23.7	(43.6)	23.7	(43.6)
Benefit obligation at end of year	$163.8	$147.6	$274.5	$276.0	$438.3	$423.6
Change in Plan Assets:
Fair value of plan assets at beginning of year(2)	$86.3	$81.1	$259.3	$287.5	$345.6	$368.6
Actual return on plan assets	12.4	7.1	12.3	32.2	24.7	39.3
Employer contributions	40.0	1.0	3.8	6.4	43.8	7.4
Plan participants' contributions	—	—	0.2	0.4	0.2	0.4
Settlements	—	—	(2.2)	(5.1)	(2.2)	(5.1)
Divestitures	(6.7)	—	(2.1)	—	(8.8)	—
Benefits paid	(10.6)	(2.9)	(16.7)	(15.5)	(27.3)	(18.4)
Assumption of plan assets	7.8	—	—	—	7.8	—
Currency exchange translation adjustments	—	—	22.5	(46.6)	22.5	(46.6)
Fair value of plan assets at end of year	$129.2	$86.3	$277.1	$259.3	$406.3	$345.6
Funded status at end of year (PBO basis)	$(34.6)	$(61.3)	$2.6	$(16.7)	$(32.0)	$(78.0)
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$0.5	$—	$25.9	$21.2	$26.4	$21.2
Current liabilities	(0.2)	(0.2)	(0.8)	(0.3)	(1.0)	(0.5)
Current liabilities held-for-sale	—	—	—	(0.7)	—	(0.7)
Noncurrent liabilities	(34.9)	(59.9)	(22.2)	(23.2)	(57.1)	(83.1)
Noncurrent liabilities held-for-sale	—	(1.2)	(0.3)	(13.7)	(0.3)	(14.9)
Net amount recognized	$(34.6)	$(61.3)	$2.6	$(16.7)	$(32.0)	$(78.0)
Amounts recognized in Accumulated Other Comprehensive Income:
Prior service credit	—	—	(0.6)	(0.1)	(0.6)	(0.1)
Net amount recognized	$—	$—	$(0.6)	$(0.1)	$(0.6)	$(0.1)
___________________________________________________________________________________________________________________

(1)	The beginning balances for 2016 include $113.4 million (U.S.) and $2.9 million (non-U.S.) related to certain Shared Plans that were accounted for as multiemployer plans prior to the Separation.

(2)	The beginning balances for 2016 include $69.8 million (U.S.) and $1.6 million (non-U.S.) related to certain Shared Plans that were accounted for as multiemployer plans prior to the Separation.

Notes to Consolidated Financial Statements (Continued)

	Defined Benefit Pension Plans
	U.S.		Non-U.S.
	2017	2016	2017	2016
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	3.68%	4.27%	2.30%	2.42%
Rate of compensation increase	4.70%	4.70%	3.13%	3.78%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	4.27%	4.53%	2.42%	3.26%
Expected return on plan assets	6.25%	6.25%	2.60%	3.50%
Rate of compensation increase	4.70%	4.70%	3.49%	3.78%

Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income)	2017			2016			2015
(In millions)	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other	U.S.	Non-U.S.	Other
Net Periodic Benefit Cost (Income)(1)
Service cost	$6.8	$3.9	$—	$6.1	$3.3	$—	$0.3	$3.1	$—
Interest cost	5.5	5.7	—	4.7	7.8	—	0.5	9.2	—
Expected return on plan assets	(5.6)	(6.8)	—	(5.0)	(8.6)	—	(0.8)	(11.0)	—
Amortization of prior service cost (credit)	—	—	—	0.1	—	(0.1)	0.1	—	—
Amortization of net deferred actuarial loss	—	—	—	—	—	0.1	—	—	—
Gain on termination, curtailment and settlement of pension and other postretirement plans	(9.2)	(14.3)	—	—	(0.6)	(0.2)	—	—	—
Annual mark-to-market adjustment	18.7	(4.7)	—	11.9	8.6	—	0.2	14.2	—
Net periodic benefit cost (income)(1)	$16.2	$(16.2)	$—	$17.8	$10.5	$(0.2)	$0.3	$15.5	$—
Less: Discontinued operations (income) cost	(2.6)	(13.9)	—	0.4	1.4	—	0.1	(0.9)	—
Net periodic benefit cost (income) from continuing operations(1)	$18.8	$(2.3)	$—	$17.4	$9.1	$(0.2)	$0.2	$16.4	$—

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income)
Net prior service credit	$—	$(0.7)	$—	$—	$—	$—	$—	$—	$—
Amortization of prior service cost	—	0.2	—	(0.1)	—	—	(0.1)	—	—
Assumption of prior service credit	—	—	—	—	—	—	—	(0.5)	—
Total recognized in other comprehensive income	$—	$(0.5)	$—	$(0.1)	$—	$—	$(0.1)	$(0.5)	$—
Total recognized in net periodic benefit cost (income) and other comprehensive loss (income)	$16.2	$(16.7)	$—	$17.7	$10.5	$(0.2)	$0.2	$15.0	$—
__________________________________________________

(1)	Includes expense that was allocated to Grace of $0.1 million for the year ended December 31, 2015. GCP allocated such expense excluding any mark-to-market adjustment.

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for all defined benefit pension plans, including those with related assets and liabilities presented as held for sale in the Consolidated Balance Sheets, was approximately $415 million and $388 million as of December 31, 2017 and 2016, respectively. The following table presents amounts relating to underfunded and unfunded pension plans, including those presented in "Noncurrent liabilities held for sale" in the Consolidated Balance Sheets for the as of December 31, 2017 and 2016.

Pension Plans with Underfunded or Unfunded Accumulated Benefit Obligation (In millions)	U.S.		Non-U.S.		Total
	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$159.3	$147.4	$42.0	$42.1	$201.3	$189.5
Accumulated benefit obligation	142.8	124.5	39.1	36.2	181.9	160.7
Fair value of plan assets	124.3	86.2	18.7	5.0	143.0	91.2

Estimated Expected Future Benefit Payments Reflecting Future Service for the Fiscal Years Ending (In millions)	Pension Plans		Total Payments
	U.S.	Non-U.S.(1)
	Benefit Payments	Benefit Payments
2018	5.8	11.9	17.7
2019	6.1	11.6	17.7
2020	6.9	11.4	18.3
2021	7.9	11.6	19.5
2022	8.8	11.9	20.7
2023 - 2027	50.2	62.3	112.5
___________________________________________________________________________________________________________________

(1)	Non-U.S. estimated benefit payments for 2018 and future periods have been translated at the applicable December 31, 2017 exchange rates.
Discount Rate Assumption    The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on overall market interest rates. For the U.S. qualified pension plans, the assumed weighted average discount rate of 3.68% as of December 31, 2017 was selected in consultation with independent actuaries and is based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plans.
As of December 31, 2017 and 2016, the U.K. pension plan represented approximately 84% and 78%, respectively, of the benefit obligation of the non-U.S. pension plans. The assumed weighted average discount rate as of December 31, 2017 for the U.K. of 2.01% was selected in consultation with independent actuaries based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plan. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indexes.
Beginning in 2016, GCP elected to measure service and interest costs by applying the specific spot rates along the yield curve in accordance with the plans' expected future benefit payments, or liability cash flows, which enhances the precision of the Company's measurement by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. GCP applied this change in accounting estimate prospectively, resulting in an immaterial impact to the Company’s financial condition and results of operations as of and for the year ended December 31, 2016.
Investment Guidelines for Advance-Funded Pension Plans    The investment goal for the U.S. qualified pension plans subject to advance funding is to earn a long-term rate of return consistent with the related cash flow profile of the underlying benefit obligation. The plans are pursuing a well-defined risk management strategy designed to reduce investment risks as their funded status improves.

Notes to Consolidated Financial Statements (Continued)

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

•
U.S. equity securities: the portfolio contains domestic equities, a portion of which are passively managed and benchmarked to the S&P 500 and Russell 2000 and the remainder of which is allocated to an active portfolio benchmarked to the Russell 2000.

•
Non-U.S. equity securities: the portfolio contains non-U.S. equities in an actively managed strategy. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.

•
Other investments: may include (a) high yield bonds - fixed income portfolio of securities below investment grade; and (b) global real estate securities - portfolio of diversified REIT and other liquid real estate related securities. These portfolios combine income generation and capital appreciation opportunities from developed markets globally.

•	Liquidity portfolio: invested in short-term assets intended to pay periodic plan benefits and expenses.
For 2017, the expected long-term rate of return on assets for the U.S. qualified pension plans was 6.25%.
The expected return on plan assets for the U.S. qualified pension plans for 2017 was selected in consultation with GCP's independent actuaries using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results.
The target allocation of investment assets at December 31, 2017 and the actual allocation at December 31, 2017 and 2016 for GCP's U.S. qualified pension plans were as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category	2017	2017	2016
U.S. equity securities	26%	18%	25%
Non-U.S. equity securities	12%	9%	15%
Short-term debt securities(1)	—%	32%	1%
Intermediate-term debt securities	—%	—%	4%
Long-term debt securities	56%	37%	50%
Other investments	6%	4%	5%
Total	100%	100%	100%
___________________________________________________________________________________________________________________

(1)
In December 2017, the Company made a $40.0 million accelerated contribution to the U.S. pension plans. As of December 31, 2017, these funds were held in common/collective trust funds, which are presented within "Short-term debt securities" above. This resulted in the appearance of a variance between the actual asset allocations as of December 31, 2017 compared to the 2017 target allocations; however, this is not a change in investment strategy. The other assets in these plans have been invested in a manner materially consistent with the 2017 target allocations and investment strategy discussed above.

Notes to Consolidated Financial Statements (Continued)

The following tables present the fair value hierarchy for GCP's proportionate share of the U.S. qualified pension plan assets measured at fair value, which are held in a trust by GCP, as of December 31, 2017 and 2016.

	December 31, 2017
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$23.5	$—	$23.5	$—
Non-U.S. equity group trust funds	11.5	—	11.5	—
Corporate bond group trust funds—long-term	48.0	—	48.0	—
Other fixed income group trust funds	5.2	—	5.2	—
Common/collective trust funds	41.0	—	41.0	—
Total Assets	$129.2	$—	$129.2	$—

	December 31, 2016
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$21.8	$—	$21.8	$—
Non-U.S. equity group trust funds	13.1	—	13.1	—
Corporate bond group trust funds—intermediate-term	3.2	—	3.2	—
Corporate bond group trust funds—long-term	42.7	—	42.7	—
Other fixed income group trust funds	4.3	—	4.3	—
Common/collective trust funds	1.2	—	1.2	—
Total Assets	$86.3	$—	$86.3	$—
Non-U.S. pension plans accounted for approximately 68% and 75% of total global pension assets at December 31, 2017 and 2016, respectively. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the U.K. pension plan represent approximately 92% and 91% of the total non-U.S. pension plan assets at December 31, 2017 and 2016, respectively. In determining the expected rate of return for the U.K. pension plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2017 expected long-term return assumption of 2.36%.

Notes to Consolidated Financial Statements (Continued)

The target allocation of investment assets at December 31, 2017 and the actual allocation at December 31, 2017 and 2016, for the U.K. pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
United Kingdom Pension Plan Asset Category	2017	2017	2016
Diversified growth funds	9%	10%	8%
U.K. gilts	35%	33%	31%
U.K. corporate bonds	3%	3%	11%
Insurance contracts	53%	54%	50%
Total	100%	100%	100%
The plan assets for the other countries represent approximately 8% and 9% in the aggregate of total non-U.S. pension plan assets at December 31, 2017 and 2016, respectively.
The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2017:

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$127.5	$—	$127.5	$—
Government and agency securities	1.2	—	1.2	—
Corporate bonds	8.5	—	8.5	—
Insurance contracts and other investments(1)	136.8	—	0.1	136.7
Cash	3.2	3.2	—	—
Total Assets	$277.2	$3.2	$137.3	$136.7
___________________________________________________________________________________________________________________

(1)
In October 2015, the trustees of the U.K. pension plan entered into a contract with an insurance company to secure the benefits for current retirees and hedge the risk of future inflation and changes in longevity with a buy-in contract. At December 31, 2017, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

The following table presents a summary of the changes in the fair value of the plans' Level 3 assets for the year ended December 31, 2017.

(In millions)	Insurance Contracts
Balance, December 31, 2016	$116.5
Actual return on plan assets relating to assets still held at year-end	4.7
Purchases, sales and settlements, net	—
Transfers in for premium	10.2
Transfers out for benefits paid	(6.8)
Currency exchange translation adjustments	12.1
Balance, December 31, 2017	$136.7

Notes to Consolidated Financial Statements (Continued)

The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2016.

	Fair Value Measurements at December 31, 2016, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$130.1	$—	$130.1	$—
Government and agency securities	1.8	—	1.8	—
Corporate bonds	8.1	—	8.1	—
Insurance contracts and other investments(1)	116.5	—	—	116.5
Cash	2.8	2.8	—	—
Total Assets	$259.3	$2.8	$140.0	$116.5
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

Plan Contributions and Funding    GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. In 2017 and 2016, GCP made accelerated contributions to the trusts that hold assets of the U.S. qualified pension plans of approximately $40 million and $1 million, respectively. Based on the U.S. qualified pension plans' status as of December 31, 2017, there are no minimum requirements under ERISA for 2018.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements as well as actuarial and trustee recommendations. GCP expects to contribute $3.5 million to non-U.S. pension plans in 2018.
Defined Contribution Retirement Plan    As part of the Separation, GCP established a defined contribution retirement plan for its employees in the United States, similar in design to the Grace defined contribution retirement plan. This plan is qualified under section 401(k) of the U.S. tax code. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. GCP's costs included in "Selling, general and administrative expenses" related to this benefit plan for the years ended December 31, 2017 and 2016 was $4.8 million and $4.1 million, respectively. GCP's allocated cost related to this benefit plan was $4.4 million for the year ending December 31, 2015.

Notes to Consolidated Financial Statements (Continued)

8. Other Balance Sheet Accounts

(In millions)	December 31, 2017	December 31, 2016
Other Current Assets:
Non-trade receivables	$28.4	$19.9
Prepaid expenses	13.8	12.4
Income tax receivable(2)	6.0	10.6
Marketable securities	0.4	—
Total other current assets	$48.6	$42.9

(In millions)	December 31, 2017	December 31, 2016
Other Current Liabilities:
Customer volume rebates	$31.5	$30.5
Accrued compensation(1)	27.1	28.0
Income tax payable(2)	115.1	6.7
Accrued interest	20.8	20.8
Restructuring liability	12.8	1.1
Pension liabilities	1.0	0.4
Other accrued liabilities(3)	107.9	32.0
Total other current liabilities	$316.2	$119.5
________________________________

(1)	Accrued compensation in the table above includes salaries and wages as well as estimated current amounts due under the annual and long-term incentive programs.

(2)	Income tax items above do not include amounts due from/to Grace. The year-over-year change in income tax payable relates primarily to the Company's divestiture of Darex.

(3)
Other accrued liabilities in the table above as of December 31, 2017 includes $55.1 million of deferred consideration related to the delayed closings associated with the Company's divestiture of Darex, as discussed in Note 18.

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

•
Contracts providing for the sale of a business unit or product line in which GCP has agreed to indemnify the buyer against liabilities arising prior to the closing of the transaction, including environmental and tax liabilities.

Notes to Consolidated Financial Statements (Continued)

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
Financial Assurances    Financial assurances have been established for a variety of purposes, including insurance and environmental matters and other matters. At December 31, 2017, GCP had gross financial assurances issued and outstanding of approximately $10 million, composed of standby letters of credit.
Lawsuits and Investigations    In Re: Library Gardens Balcony Litigation, Lead Case Beary v. Blackrock, Inc. Case No. RG15793054 was filed on November 12, 2015 in Alameda County Superior Court in California. It was the lead case in a consolidated lawsuit filed on behalf of six individuals who died and an additional seven individuals who were injured in a balcony collapse, which occurred on June 16, 2015 in Berkeley, California. The consolidated complaint named the Company as the sole party in the category of suppliers of materials and names twenty additional defendants in other categories, including categories for property owners, property managers, construction defendants and development and design defendants. The consolidated complaint alleged product liability against the Company concerning one of its products. The plaintiffs sought unspecified monetary damages against all defendants and punitive damages only against the building owners, building manager and two construction company defendants. During the third quarter of 2017, the Company reached an agreement with the plaintiffs to settle this matter for $4.0 million, which the Company recorded and reflected in "Selling, general and administrative expenses" in the accompanying Consolidated Statements of Operations. The Company paid the settlement during the fourth quarter of 2017.
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

Notes to Consolidated Financial Statements (Continued)

At December 31, 2017, minimum future non-cancelable payments for operating leases are summarized below.

(In millions)
2018	$13.5
2019	10.2
2020	7.7
2021	5.1
2022	4.1
Thereafter	15.7
$56.3
GCP's rental expense for operating leases was $15.1 million, $14.0 million and $19.6 million in 2017, 2016 and 2015, respectively.

10. Restructuring and Repositioning Expenses
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
The Company may also undertake repositioning activities that generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint. Repositioning expenses include professional fees for legal, consulting, accounting and tax services, employment-related costs such as recruitment, relocation and compensation, and other expenses incurred that are directly associated with the repositioning activity.
GCP accounts for these costs, which are reflected in "Restructuring expenses and asset impairments" and “Repositioning expenses,” respectively, in its Consolidated Statements of Operations, or in those captions within discontinued operations, in the period that the related liabilities are incurred. Restructuring expenses, including asset impairments and repositioning expenses, are excluded from segment operating income.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)    On June 28, 2017, the Board of Directors approved a restructuring and repositioning plan that includes actions to streamline its operations, reduce its global cost structure and reposition itself as a construction products technologies company.
The Company expects to incur total costs under the 2017 Plan of approximately $32 million to $34 million, an increase from the $28 million to $32 million estimated range in the third quarter of 2017. The 2017 Plan includes approximately $25 million related to restructuring activities and approximately $8 million related to repositioning activities. The restructuring activities, which are expected to be substantially complete by December 31, 2018, primarily include severance and other employee-related costs, asset impairments and facility exit costs, of which the Company expects to classify approximately $11 million within discontinued operations. The repositioning activities primarily include professional fees for consulting, accounting, tax and legal services, as well as other employee-related costs for recruitment, relocation services and sign-on and other employee bonuses associated with the Company's organizational realignment. In addition, the Company expects to incur approximately $10 million to $15 million in capital expenditures related to repositioning activities, which includes the build-out of three manufacturing plants in Asia Pacific that will replace shared facilities sold with the Darex divestiture. All of the Company’s repositioning activities are expected to relate to continuing operations and should be substantially completed by December 31, 2019. The Company expects to settle substantially all of the costs related to the 2017 Plan in cash.

Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2017, GCP incurred $13.5 million of restructuring expenses from continuing operations, primarily for severance and other employee-related costs associated with the 2017 Plan. In 2016, GCP incurred $1.9 million of restructuring expenses comprised of severance-related costs associated with the Separation, as well as costs incurred for plant closures. In 2015, GCP incurred restructuring expenses from continuing operations of $9.8 million, which were the result of changes in the business environment and the business structure.
Restructuring Expenses and Asset Impairments
The following table summarizes restructuring expenses and asset impairments incurred related to the 2017 Plan and prior-period plans:

	Year Ended December 31,
(In millions)	2017	2016	2015
Severance and other employee costs	$19.9	$1.9	$11.5
Facility exit costs	0.2	—	—
Asset impairments	1.2	—	0.1
Total restructuring expenses and asset impairments	$21.3	$1.9	$11.6
Less: restructuring expenses and asset impairments reflected in discontinued operations	7.8	—	1.8
Total restructuring expenses and asset impairments from continuing operations	$13.5	$1.9	$9.8
GCP incurred restructuring expenses and asset impairments related to its two operating segments and Corporate as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
SCC	$6.2	$1.2	$6.5
SBM	4.1	0.7	3.2
Corporate	3.2	—	0.1
Total restructuring expenses and asset impairments from continuing operations	$13.5	$1.9	$9.8
Restructuring expenses and asset impairments reflected in discontinued operations	7.8	—	1.8
Total restructuring expenses and asset impairments	$21.3	$1.9	$11.6
GCP had restructuring liabilities of $12.8 million, $1.1 million and $1.4 million as of December 31, 2017 2016, and 2015 respectively. These liabilities are included within “Other current liabilities” in the Consolidated Balance Sheets. GCP expects to pay all costs related to prior-year plans and substantially all costs related to the 2017 Plan by December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes details of the Company’s restructuring liability activity:

	2017 Plan
(In millions)	Severance and other employee costs	Facility exit costs	Other plans	Total
Balance, December 31, 2014	$—	$—	$0.8	$0.8
Expense	—	—	11.5	11.5
Payments	—	—	(10.9)	(10.9)
Impact of foreign currency and other	—	—	—	—
Balance, December 31, 2015	—	—	1.4	1.4
Expense	—	—	1.9	1.9
Payments	—	—	(3.6)	(3.6)
Impact of foreign currency and other	—	—	1.4	1.4
Balance, December 31, 2016	—	—	1.1	1.1
Expense	19.5	0.1	0.5	20.1
Payments	(8.0)	—	(0.5)	(8.5)
Impact of foreign currency and other	0.1	—	—	0.1
Balance, December 31, 2017	$11.6	$0.1	$1.1	$12.8
Repositioning Expenses
Repositioning Expenses - 2017 Plan
Repositioning expenses associated with the 2017 Plan primarily relate to consulting and other professional service fees and employee-related costs associated with the Company’s organizational realignment. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expense could increase or decrease and the timing of incurrence could change.
For the year ended December 31, 2017, GCP incurred repositioning expenses related to the 2017 Plan of $4.5 million, substantially all of which represent professional fees and employee-related costs. Total cash payments for the year ended December 31, 2017 were $2.0 million.

Notes to Consolidated Financial Statements (Continued)

Separation-Related Repositioning Expenses
Post-Separation from Grace, GCP incurred expenses related to its transition to a stand-alone public company. As of December 31, 2017, the Company completed these activities and incurred total costs of $20.6 million.
Separation-related repositioning expenses primarily relate to the following:

•	accounting, tax, legal and other professional fees pertaining to the Separation and establishment as a stand-alone public company;

•	costs relating to information technology systems and marketing expense for repackaging and re-branding;

•	employee-related costs that would not be incurred absent the Separation primarily relating to compensation, benefits, retention bonuses related to new or transitioning employees; and

•	recruitment and relocation costs associated with hiring and relocating employees.
Separation-related repositioning expenses incurred for the periods presented were as follows:

	Year Ended December 31,
(In millions)	2017	2016
Professional fees	$3.4	$7.8
Software and IT implementation fees	0.9	3.0
Employee-related costs	1.0	4.5
Total	$5.3	$15.3

Total cash payments for the year ended December 31, 2017 were $4.2 million for professional fees and employee-related costs and $1.9 million for related capital expenditures. Total cash payments for the year ended December 31, 2016 were $17.7 million for professional fees and employee-related costs, $6.9 million for related capital expenditures and $2.5 million for taxes. GCP did not incur any repositioning expenses for the year ended December 31, 2015.

11. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax and after-tax components of GCP's other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31, 2017	Pre-Tax Amount	Tax (Expense)/Benefit	After-Tax Amount
(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit	$(0.2)	$—	$(0.2)
Assumption of net prior service credit	0.7	(0.2)	0.5
Benefit plans, net	0.5	(0.2)	0.3
Currency translation adjustments	61.7	—	61.7
Loss from hedging activities	(0.2)	0.1	(0.1)
Other comprehensive income attributable to GCP shareholders	$62.0	$(0.1)	$61.9

Notes to Consolidated Financial Statements (Continued)

Year Ended December 31, 2016	Pre-Tax Amount	Tax (Expense)/Benefit	After-Tax Amount
(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service credit	$(0.1)	$—	$(0.1)
Amortization of net actuarial gain	0.1	—	0.1
Assumption of net prior service credit	1.2	(0.4)	0.8
Assumption of net actuarial loss	(1.1)	0.4	(0.7)
Other changes in funded status	(0.1)	—	(0.1)
Benefit plans, net	—	—	—
Currency translation adjustments	(19.9)	—	(19.9)
Gain from hedging activities	—	—	—
Other comprehensive loss attributable to GCP shareholders	$(19.9)	$—	$(19.9)

Year Ended December 31, 2015	Pre-Tax Amount	Tax (Expense)/Benefit	After-Tax Amount
(In millions)
Defined benefit pension and other postretirement plans:
Amortization of net prior service cost included in net periodic benefit cost	$0.1	$(0.1)	$—
Assumption of net prior service credit	0.5	(0.1)	0.4
Benefit plans, net	0.6	(0.2)	0.4
Currency translation adjustments	(62.3)	—	(62.3)
Gain from hedging activities	0.4	(0.2)	0.2
Other comprehensive loss attributable to GCP shareholders	$(61.3)	$(0.4)	$(61.7)
The following tables present the changes in accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017, 2016 and 2015.

	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Year Ended December 31, 2017 (In millions)
Beginning balance	$0.1	$(147.7)	$—	$(147.6)
Other comprehensive income (loss) before reclassifications	0.3	61.7	(0.7)	61.3
Amounts reclassified from accumulated other comprehensive income	—	—	0.6	0.6
Net current-period other comprehensive income (loss)	0.3	61.7	(0.1)	61.9
Ending balance	$0.4	$(86.0)	$(0.1)	$(85.7)

Notes to Consolidated Financial Statements (Continued)

Year Ended December 31, 2016 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Beginning balance	$0.1	$(127.8)	$—	$(127.7)
Other comprehensive loss before reclassifications	—	(19.9)	(1.2)	(21.1)
Amounts reclassified from accumulated other comprehensive income	—	—	1.2	1.2
Net current-period other comprehensive loss	—	(19.9)	—	(19.9)
Ending balance	$0.1	$(147.7)	$—	$(147.6)

Year Ended December 31, 2015 (In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Beginning balance	$(0.3)	$(65.5)	$(0.2)	$(66.0)
Other comprehensive income (loss) before reclassifications	0.4	(62.3)	0.2	(61.7)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	0.4	(62.3)	0.2	(61.7)
Ending balance	$0.1	$(127.8)	$—	$(127.7)
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
Refer to Note 7 for a discussion of pension plans and other postretirement benefit plans.

12. Related Party Transactions and Transactions with Grace
Related Parties
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Allocation of General Corporate Expenses
Prior to the Separation, the GCP financial statements included expense allocations for certain functions provided or costs incurred by Grace, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. These expenses were further allocated to GCP's operating segments where directly identifiable.
Between January 1, 2016 and the Separation, GCP was allocated $2.0 million of general corporate expenses, which is primarily included within "Selling, general and administrative expenses" in the accompanying Consolidated Statement of Operations. For the year ended December 31, 2015, Grace allocated $54.8 million of general corporate expenses to GCP.

Notes to Consolidated Financial Statements (Continued)

The expense allocations from Grace prior to the Separation also included costs associated with defined benefit pension and other postretirement benefit plans (the “Shared Plans”) sponsored by Grace in which certain of GCP's employees participated. GCP accounted for such Shared Plans as multiemployer benefit plans. Accordingly, GCP did not record an asset or liability to recognize the funded status of the Shared Plans. As part of the Separation, Grace has split certain Shared Plans and transferred the assets and liabilities of such plans related to GCP employees to GCP. The expense allocations were determined on a basis that GCP considered to be a reasonable reflection of the utilization of or benefit received by GCP for the services provided by Grace. The allocations may not, however, reflect the expense GCP would have incurred as an independent company for the periods presented.
Transition Services Agreement
In connection with the Separation, the Company entered into a transition services agreement pursuant to which GCP and Grace provided various services to each other on a temporary, transitional basis. The services provided by Grace to GCP included information technology, treasury, tax administration, accounting, financial reporting, human resources and other services. Following the Separation, Grace and GCP provided some of these services on a transitional basis, generally for a period of up to 18 months. As of the December 31, 2017, these transitional services are complete.
Tax Sharing Agreement
The Tax Sharing Agreement governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes (and any related interest, penalties or audit adjustments) reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries); and Grace is responsible for all U.S. federal, state and foreign income taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries. As of December 31, 2017, GCP has included $7.2 million of indemnified receivables in "Other assets", $2.7 million of indemnified payables in "Other current liabilities".
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

Notes to Consolidated Financial Statements (Continued)

Parent Company Equity
Net transfers to parent are included within "Net parent investment" on the Consolidated Statements of Stockholders' (Deficit) Equity. The components of the "Net transfer to parent" as of December 31, 2016 and 2015 are presented below.

	Year Ended December 31,
(In millions)	2016	2015
Cash pooling and general financing activities	$(688.0)	$(306.1)
GCP expenses funded by parent	6.6	54.6
Corporate costs allocations	2.0	54.8
Provision for income taxes	4.3	84.3
Total net transfers to parent	(675.1)	(112.4)
Share-based compensation	—	(3.7)
Other, net	(83.6)	(3.5)
Transfers to parent, net per Consolidated Statements of Cash Flows	$(758.7)	$(119.6)
During the year ended December 31, 2017, there were no adjustments to parent company equity. In 2016, "Other, net" includes primarily the non-cash transfer from parent of approximately $44 million of net pension liabilities, approximately $23 million of fixed assets and the non-cash settlement of approximately $36 million of related-party debt, deferred tax items, and other items.
GCP used proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. This distribution is reflected as a component of transfers to parent in the table above.

13. Stock Incentive Plans
On May 11, 2017, GCP filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 8,000,000 shares of Common Stock, par value $0.01 per share, that may be issued under the GCP Applied Technologies Inc. Equity and Incentive Plan (the "Plan"), as amended and restated on February 28, 2017. GCP has provided certain key employees equity awards in the form of stock options, restricted stock units (“RSUs”) and performance-based stock units (“PBUs”) under the Plan. Certain employees and members of the Board of Directors are eligible to receive stock-based compensation, including stock, stock options, RSUs and PBUs. As of December 31, 2017, approximately 9.1 million shares of common stock were available for issuance under the Plan.
In accordance with U.S. GAAP, we estimate the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis over the employee’s requisite service period for each separately vesting portion of the award. Total cash and non-cash stock-based compensation cost included in "(Loss) income from continuing operations before income taxes" on the Consolidated Statements of Operations is $9.2 million, $7.2 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense prior to the Separation was allocated to GCP based on the portion of Grace’s equity compensation programs in which GCP employees participated.
The total income tax benefit recognized for stock-based compensation arrangements was $4.8 million, $4.7 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. During 2016, the Company early adopted ASU 2016-9 and as a result recognized an additional $2.0 million of tax benefit for the year ended December 31, 2016.

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
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the Plan, GCP repurchases shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employee. During the years ended December 31, 2017 and 2016 GCP repurchased approximately 47,000 and 112,000 shares under these provisions, respectively. These purchases are reflected as "Share Purchases" in the Consolidated Statements of (Deficit) Equity.
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

Notes to Consolidated Financial Statements (Continued)

The following summarizes GCP's and Grace's assumptions for estimating the fair value of stock options granted during 2017, 2016 and 2015:

	Year Ended December 31,
Assumptions used to calculate expense for stock option	2017	2016	2015
Risk-free interest rate	1.83 - 2.11%	0.93 - 1.24%	1.3%
Average life of options (years)	5.5 - 6.5	4 - 5	3 - 4
Volatility	31.42 - 31.96%	29.6 – 33.2%	23.0 – 27.2%
Dividend yield	—	—	—
Average fair value per stock option	$9.17	$4.89	$18.43
The following table sets forth information relating to such options denominated in GCP stock during 2017.

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2015	—	$—
Converted on February 3, 2016	2,236	14.36
Options exercised	811	10.08
Options forfeited/expired/canceled	52	16.58
Options granted	749	17.23
Outstanding, December 31, 2016	2,122	16.92	3.57	$20,748
Exercisable, December 31, 2016	895	$15.43	1.75	$20,748
Options exercised	601	$14.69
Options forfeited/expired/canceled	126	19.76
Options granted	241	26.51
Outstanding, December 31, 2017	1,636	18.94	3.78	$21,597
Exercisable, December 31, 2017	844	$17.78	2.16	$12,118
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between GCP's closing stock price on the last trading day of December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. The intrinsic value of all options exercised in the years ended December 31, 2017, 2016 2015 was $9.8 million, $9.3 million and $8.4 million, respectively.
Total unrecognized stock-based compensation expense for stock options outstanding at December 31, 2017, was $0.7 million and the weighted-average period over which this expense will be recognized is approximately eight months.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. Upon Separation, certain previously outstanding RSUs and PBUs granted under Grace's equity compensation programs prior to the Separation were adjusted, in accordance with the Employee Matters Agreement, such that holders of these original Grace RSUs and PBUs received RSUs denominated in GCP equity.
As of December 31, 2017, $5.4 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of 1.2 years.

Notes to Consolidated Financial Statements (Continued)

RSUs
RSUs granted by the Company are time-based, Non-Performance Units. RSUs generally vest over a three year period, with vesting in substantially equal amounts each year over three years and some vesting 100% after the third year from the date of grant. A smaller number of RSUs were designated as sign-on awards and used for purposes of attracting key employees and to cover outstanding awards from a prior employer and vest 100% after two years.
RSUs are recorded at fair value at the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date. The cash settled awards are considered liability awards, with the liability being remeasured each reporting period based on GCP’s then current stock price.
GCP’s RSU activity for the year ended December 31, 2017 is presented below.

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2015	—	$—
Converted on February 3, 2016	265	17.00
RSUs settled	31	16.90
RSUs forfeited	23	17.29
RSUs granted	327	17.36
Outstanding, December 31, 2016	538	17.22
Vested and outstanding, December 31, 2016	77	17.23
RSU's settled	141	17.19
RSU's forfeited	86	18.34
RSU's granted	95	26.44
Outstanding, December 31, 2017	406	19.15
Vested and outstanding, December 31, 2017	—	$—
During 2017, 64,572 RSUs with an average grant date fair value of $17.14 vested. During 2017 and 2016, GCP distributed approximately 107,000 shares and 25,000 shares, and $0.9 million and $0.5 million of cash to settle RSUs, respectively. GCP's expectations of future RSU vesting and settlement are as follows:

Year:	Number Of Shares Vesting (in thousands)	Settled in Cash	Settled in Stock
2018	163	10%	90%
2019	219	—%	100%
2020	24	—%	100%
PBUs
PBUs granted by the Company are performance-based either with or without market conditions and expected to vest over three years. During the year ended December 31, 2017, GCP granted 166,821 PBUs under the Plan to Company employees. These awards vest upon certification by the Board's Compensation Committee that the applicable performance criteria have been satisfied (such certification would likely occur in February 2020), are subject to the employees' continued employment through the vesting date, and have a weighted average grant date fair value of $28.29. GCP anticipates that 100% of these PBUs will be settled in GCP common stock upon vesting. During 2017, 15,382 of these PBUs were forfeited.

Notes to Consolidated Financial Statements (Continued)

The performance criteria for PBUs granted in 2017 is a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's relative total shareholder return ("TSR") as against the Russell 3000 Index ("the Index"). The number of shares subject to a 2017 PBU award that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to the employee. The awards will become vested, if at all, no later than March 15, 2020, once actual performance for the 2017-2019 performance period is certified by the Board's Compensation Committee. PBUs are remeasured each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards; therefore, these portions of the awards are subject to volatility until the payout is finally determined at the end of the applicable performance period.
PBUs granted during 2017 were valued using a Monte Carlo simulation, which is commonly used for assessing the grant date fair value of equity awards with relative TSR metrics. The risk-free rate is a continuous rate based on the U.S. Treasury yield curve published as of the grant date, based on maturity commensurate with the remaining performance period (expected term) of the PBUs. Expected volatility is based on the annualized historical volatility of GCP's stock price. Historical volatility is calculated based on a lookback period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company. Correlation coefficients are used in the Monte Carlo valuation to simulate future stock prices. This includes correlations between the Company and the Index, and each constituent of the Index and the Index. The correlation coefficient is based on daily stock returns of the Company and the Index using a lookback period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company.
The following summarizes the assumptions used in the Monte Carlo simulation for estimating the grant date fair value of PBUs granted during 2017:

Assumptions used to calculate expense for PBUs	Year ended December 31, 2017
Expected Term (Remaining Performance Period)	2.84 years
Expected volatility	28.00%
Risk-free interest rate	1.41%
Expected Dividends	—
Correlation coefficient	46.83%
Average correlation coefficient of constituents	42.33%
PBUs that were granted during the year ended December 31, 2016 under the Plan to Company employees remain outstanding as of December 31, 2017. These awards vest upon certification by the Board's Compensation Committee that the applicable performance criteria have been satisfied (such certification would likely occur in February 2019), are subject to the employees' continued employment through the vesting date, and have a weighted average grant date fair value of $17.04. GCP anticipates that 100% of the PBUs will be settled in GCP common stock upon vesting. During 2017, 35,505 of these awards were forfeited.
PBUs granted prior to 2017 are recorded at fair value at the date of grant. The performance criteria for PBUs granted in 2016 is based on a three year cumulative adjusted earnings per share measure. The number of shares ultimately provided to an employee who received a 2016 PBU grant will be based on Company performance against this measure and can range from 0% to 200% of the target award based upon the level of achievement of this measure. These awards will be settled in 2019 once actual performance against the measure, which is measured over fiscal years 2016-2018, is certified by the Compensation Committee.
14. Operating Segment Information
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through two operating segments. SCC manufactures and markets concrete admixtures, cement additives and in-transit monitoring systems. SBM manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, fireproofing and other products designed to protect the building envelope.

Notes to Consolidated Financial Statements (Continued)

The tables below present information related to GCP's operating segments. Only those corporate expenses directly related to the operating segments are allocated for reporting purposes. GCP excludes certain functional costs, impacts of foreign exchange (related primarily to Venezuela for periods up through the deconsolidation date of July 3, 2017, as discussed in Note 1,) and other corporate costs such as certain performance-based incentive compensation and public company costs from segment operating income. GCP also excludes pension costs, including certain ongoing defined benefit pension costs recognized quarterly, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits, from the calculation of segment operating income. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance as such costs are not managed at an operating segment level.
Operating Segment Data

(In millions)	2017	2016	2015
Net Sales
Specialty Construction Chemicals	$615.7	$623.8	$694.3
Specialty Building Materials	468.7	422.7	398.1
Total	$1,084.4	$1,046.5	$1,092.4
Segment Operating Income
Specialty Construction Chemicals segment operating income	$63.4	$72.6	$83.7
Specialty Building Materials segment operating income	109.4	114.0	99.6
Total segment operating income	$172.8	$186.6	$183.3
Depreciation and Amortization
Specialty Construction Chemicals	$21.3	$20.0	$18.0
Specialty Building Materials	13.2	9.6	7.8
Corporate	2.3	0.2	1.2
Total	$36.8	$29.8	$27.0
Capital Expenditures
Specialty Construction Chemicals	$23.9	$23.6	$21.8
Specialty Building Materials	8.5	5.7	7.0
Corporate	12.6	11.6	1.3
Total	$45.0	$40.9	$30.1
Total Assets
Specialty Construction Chemicals	$419.9	$335.9	$318.4
Specialty Building Materials	409.3	273.3	227.4
Corporate	851.3	317.2	130.0
Assets held for sale	22.5	163.4	157.3
Total	$1,703.0	$1,089.8	$833.1

Notes to Consolidated Financial Statements (Continued)

Reconciliation of Operating Segment Data to Financial Statements
Total segment operating income for the years ended December 31, 2017, 2016 and 2015 are reconciled below to "(Loss) income from continuing operations before income taxes" presented in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2017	2016	2015
Total segment operating income	$172.8	$186.6	$183.3
Corporate costs(1)	(36.4)	(38.4)	(31.1)
Certain pension costs	(9.0)	(7.2)	(3.8)
Loss on sale of product line	(2.1)	—	—
Currency and other financial losses in Venezuela(1)	(39.1)	—	(63.0)
Litigation settlement	(4.0)	—	—
Legacy product, environmental and other claims	(0.6)	—	—
Repositioning expenses	(9.8)	(15.3)	—
Restructuring expenses and asset impairments	(13.5)	(1.9)	(9.8)
Pension MTM adjustment and other related costs, net	(14.1)	(22.6)	(17.1)
Gain on termination and curtailment of pension and other postretirement plans	6.6	0.8	—
Third-party and other acquisition-related costs	(6.8)	(0.6)	—
Other financing costs	(6.0)	(1.2)	—
Amortization of acquired inventory fair value adjustment	(2.9)	(1.3)	—
Tax indemnification adjustments	(2.8)	—	—
Interest expense, net	(61.1)	(64.6)	(2.5)
Net income attributable to noncontrolling interests	0.5	1.0	0.6
(Loss) income from continuing operations before income taxes	$(28.3)	$35.3	$56.6
______________________________

(1)
Corporate costs include $5.4 million and $10.3 million of allocated costs in the years ended December 31, 2017 and 2016, respectively, as such costs did not qualify to be reclassified to discontinued operations. As of the third quarter of 2017, the Company began allocating these costs to its remaining operating segments.

Sales by Product Group

	Year Ended December 31,
(In millions)	2017	2016	2015
Specialty Construction Chemicals:
Concrete	$455.6	$469.1	$532.7
Cement	160.1	154.7	161.6
Total SCC Sales	$615.7	$623.8	$694.3
Specialty Building Materials:
Building Envelope	$263.3	$236.3	$234.7
Residential Building Products	80.3	89.2	79.3
Specialty Construction Products	125.1	97.2	84.1
Total SBM Sales	$468.7	$422.7	$398.1
Total Sales	$1,084.4	$1,046.5	$1,092.4

Notes to Consolidated Financial Statements (Continued)

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location. With the exception of the U.S. as presented below, there are no individually significant countries with sales exceeding 10% of total sales. The United Kingdom has long-lived assets of approximately 30% of total long-lived assets. There are no other individually significant countries with long-lived assets exceeding 10% of total long-lived assets.

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Sales
United States	$509.2	$476.6	$440.8
Canada and Puerto Rico	31.5	32.5	30.8
Total North America	540.7	509.1	471.6
Europe Middle East Africa	244.5	225.6	235.9
Asia Pacific	229.2	241.2	251.3
Latin America	70.0	70.6	133.6
Total	$1,084.4	$1,046.5	$1,092.4
Properties and Equipment, net
United States	$138.5	$124.3	$85.2
Canada and Puerto Rico	3.1	2.7	2.5
Total North America	141.6	127.0	87.7
Europe Middle East Africa (EMEA)	32.1	24.3	26.9
Asia Pacific	31.4	30.0	31.3
Latin America	11.5	11.3	10.3
Total	$216.6	$192.6	$156.2
Goodwill, Intangibles and Other Assets
United States	$109.0	$82.0	$34.1
Canada and Puerto Rico	7.7	7.7	2.8
Total North America	116.7	89.7	36.9
Europe Middle East Africa (EMEA)	151.2	55.3	60.0
Asia Pacific	18.6	17.7	18.0
Latin America	27.3	27.2	24.3
Total	$313.8	$189.9	$139.2

Notes to Consolidated Financial Statements (Continued)

15. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share.

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Numerators
(Loss) income from continuing operations attributable to GCP shareholders	$(110.9)	$27.6	$—
Income from discontinued operations, net of income taxes	$664.3	$45.2	$40.1
Net income attributable to GCP shareholders	$553.4	$72.8	$40.1
Denominators
Weighted average common shares—basic calculation	71.5	70.8	70.5
Dilutive effect of employee stock awards (1)	—	0.9	—
Weighted average common shares—diluted calculation	71.5	71.7	70.5
Basic (loss) earnings per share
(Loss) income from continuing operations attributable to GCP shareholders	$(1.55)	$0.39	$—
Income from discontinued operations, net of income taxes	$9.29	$0.64	$0.57
Net income attributable to GCP shareholders(1)	$7.74	$1.03	$0.57
Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to GCP shareholders	$(1.55)	$0.38	$—
Income from discontinued operations, net of income taxes	$9.29	$0.63	$0.57
Net income attributable to GCP shareholders(1)	$7.74	$1.02	$0.57

(1)	Dilutive effect only applicable to periods where there is income from continuing operations.

(2)	Amounts may not sum due to rounding.
For 2016, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of GCP common stock outstanding on February 3, 2016 had been outstanding at the beginning of the period. For 2017, we did not include the effect of 0.6 million dilutive options and 0.4 million RSUs in the table above, as we recorded a loss from continuing operations for the year ended December 31, 2017.
As of December 31, 2017, there were approximately 0.1 million anti-dilutive options outstanding on a weighted-average basis. As of December 31, 2016, there were approximately 0.1 million anti-dilutive options and 0.1 million anti-dilutive RSUs outstanding on a weighted-average basis.
As of December 31, 2017 and 2016, GCP repurchased approximately 47,000 and 112,000 shares of Company common stock for $1.3 million and $2.1 million in connection with its equity compensation programs.

16. Acquisitions and Dispositions
Acquisition of Ductilcrete Technologies
On October 31, 2017, GCP acquired 100% of the share capital of Ductilcrete, a U.S.-based technology leader for concrete engineered systems, for total consideration of $32.1 million, net of $1.5 million of cash acquired. The Company believes that Ductilcrete will expand its technology platform with new product categories and engineered systems that will allow it to access a wider range of customers.

Notes to Consolidated Financial Statements (Continued)

The Company has accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"), and has included Ductilcrete within the SCC operating and reportable segment. In applying the provisions of ASC 805 and ASU 2017-01 (refer to Note 1) in determining that Ductilcrete represents a business, the Company first assessed whether all of the fair value of the acquired Ductilcrete's gross assets is concentrated in a single identifiable asset or group of identifiable assets. If that concentration existed, Ductilcrete would not be considered a business. The Company concluded that there was not such a concentration, as the fair value of the acquired gross assets is distributed between various intangible and tangible assets.
The Company has allocated the acquisition purchase price to the tangible net assets and identifiable intangible assets acquired based on their estimated fair values at the acquisition date and recorded the excess as goodwill. As of December 31, 2017, the Company recognized $14.0 million of goodwill, which is tax-deductible and will be amortized over 15 years. The goodwill is attributable to the revenue growth and operating synergies that GCP expects to realize from this acquisition.
The Company’s estimates and assumptions used in determining the estimated fair values of the net assets acquired are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. As a result, the purchase price allocation is preliminary. The primary areas of the purchase price allocation that are not yet finalized relate to the settlement of the purchase price adjustments, the valuation of certain assets acquired and liabilities assumed, and, therefore, the amount of the residual goodwill.
The following table presents the aggregate purchase price allocation as of December 31, 2017.

(In millions)	Net Assets Acquired
Accounts receivable	$2.5
Other current assets	0.2
Properties and equipment	0.1
Goodwill	14.0
Intangible assets	15.5
Accounts payable	(0.2)
Net assets acquired	$32.1
The table below presents the intangible assets acquired as part of the acquisition of Ductilcrete and the periods over which they will be amortized.

	Amount (In millions)	Weighted-Average Amortization Period (in years)
Customer Lists	$10.2	11
Technology	4.5	13
Trademarks	0.8	10
Total	$15.5
Acquisition of Stirling Lloyd Plc
In the second quarter of 2017, GCP acquired 100% of the share capital of Stirling Lloyd, a UK-based global supplier of high-performance liquid waterproofing and coatings products, for total consideration of $91.1 million, net of $16.1 million of cash acquired. The Company believes that the addition of Stirling Lloyd and its products, which are used for the protection of infrastructure and buildings, opens new growth opportunities by offering additional selling channels for specialized end-market applications.

Notes to Consolidated Financial Statements (Continued)

The Company has accounted for the acquisition as a business combination in accordance with ASC 805, and has included Stirling Lloyd within the SBM operating and reportable segment. In applying the provisions of ASC 805 and determining that Stirling Lloyd represents a business, the Company elected to early adopt and apply ASU 2017-01 (refer to Note 1). Under ASU 2017-01, the Company first assessed whether all of the fair value of the acquired Stirling Lloyd gross assets is concentrated in a single identifiable asset or group of identifiable assets. If that concentration existed, Stirling Lloyd would not be considered a business. The Company concluded that there was not such a concentration, as the fair value of the acquired gross assets is distributed between various intangible and tangible assets.
The Company has allocated the acquisition purchase price to the tangible net assets and identifiable intangible assets acquired based on their fair values at the acquisition date and recorded the excess as goodwill. The Company recognized $59.6 million of goodwill, which is attributable to the revenue growth and operating synergies that GCP expects to realize from this acquisition.
The following table presents the aggregate purchase price allocation as of December 31, 2017.

(In millions)	Net Assets Acquired
Accounts receivable	$6.8
Other current assets	3.1
Inventories	4.2
Properties and equipment	3.4
Goodwill	59.6
Intangible assets	26.9
Accounts payable	(2.9)
Other current liabilities	(4.2)
Other liabilities	(5.8)
Net assets acquired	$91.1
The table below presents the intangible assets acquired as part of the acquisition of Stirling Lloyd and the periods over which they will be amortized.

	Amount (In millions)	Weighted-Average Amortization Period (in years)
Customer Lists	$15.0	10
Technology	9.8	11
Trademarks	2.1	10
Total	$26.9
Supplemental Pro Forma Information
During the year ended December 31, 2017, GCP completed acquisitions of businesses, which when considered in aggregate, are material to the Company's Consolidated Financial Statements. Stirling Lloyd contributed revenues of $33.1 million and income from continuing operations of $2.8 million to GCP for the period from May 17, 2017 to December 31, 2017, and Ductilcrete contributed revenues of $1.2 million and income from continuing operations of $0.1 million to GCP for the period from October 31, 2017 to December 31, 2017. The following unaudited pro forma summary presents consolidated information for GCP as if these business combinations had occurred on January 1, 2016:

Notes to Consolidated Financial Statements (Continued)

(In millions)	Pro forma year ended December 31, 2017 (unaudited)	Pro forma year ended December 31, 2016 (unaudited)
Revenue	$1,108.9	$1,101.3
(Loss) income from continuing operations	$(103.4)	$28.3
GCP included non-recurring pro forma adjustments directly attributable to the business combinations in the reported pro forma revenue and loss from continuing operations above. These non-recurring adjustments relate to prepaid compensation expense, recognition of inventory adjusted to fair value, interest expense and acquisition-related costs. These pro forma amounts have been calculated after applying GCP's accounting policies and adjusting the results of Stirling Lloyd and Ductilcrete to reflect the additional amortization expense that would have been charged assuming the intangible assets had been acquired on January 1, 2016. In 2017, GCP incurred $2.1 million of acquisition-related costs for the Ductilcrete and Stirling Lloyd acquisitions, which are included in "Selling, general and administrative expenses" in the Consolidated Statement of Operations for the year ended December 31, 2017 and are reflected in the pro forma earnings for the year ended December 31, 2016 in the table above.
Acquisition of Halex Corporation
In the fourth quarter of 2016, GCP acquired 100% of the stock of Halex, a North American supplier of specialty moisture barrier flooring underlayment products, seam tapes, other flooring and accessories, for total consideration of $46.0 million, net of $2.4 million of cash acquired.
The acquisition of Halex has been accounted for as a business combination and is included within the GCP SBM operating and reportable segment. The acquisition purchase price has been allocated to the tangible net assets and identifiable intangible assets acquired based on their estimated fair values at the acquisition date in accordance with ASC 805. The excess of the purchase price over the fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The $14.7 million of goodwill recognized is attributable to the revenue growth and operating synergies the Company expects to realize from this acquisition and will be deductible for U.S. income tax purposes over a period of 15 years.
The following table presents the aggregate purchase price allocation as of December 31, 2017.

(In millions)	Net Assets Acquired
Accounts receivable	$3.2
Other current assets	0.5
Inventories	9.7
Properties and equipment	1.4
Goodwill	14.7
Intangible assets	20.4
Accounts payable	(1.5)
Other current liabilities	(2.2)
Other liabilities	(0.2)
Net assets acquired	$46.0

Notes to Consolidated Financial Statements (Continued)

The table below presents the intangible assets acquired as part of the acquisition of Halex and the periods over which they will be amortized.

	Amount (In millions)	Weighted-Average Amortization Period (in years)
Customer Lists	$16.5	15.0
Trademarks	0.2	10.0
Technology	3.7	12.0
Total	$20.4
Disposal of Non-core Halex Net Assets

In the second quarter of 2017, the Company completed the sale of non-core carpet tack strip and plywood underlayment product lines that were acquired with Halex for approximately $3 million in cash. The Company recorded a $2.1 million loss related to the disposal of these non-core Halex net assets which is reflected in "Other (income) expense, net" in the accompanying Consolidated Statement of Operations. The transaction included the disposal of $1.3 million in related goodwill and $1.5 million in customer list intangible assets, respectively.

17. Quarterly Summary and Statistical Information (Unaudited)

As discussed in Note 1, on July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations for all periods presented.

Notes to Consolidated Financial Statements (Continued)

(In millions, except per share amounts)	March 31	June 30	September 30(1)(2)	December 31(3)
2017
Net sales	$225.3	$287.2	$282.4	$289.5
Gross profit	85.3	115.0	106.5	110.3
Net (loss) income	(16.9)	(4.6)	659.3	(83.9)
(Loss) income from continuing operations attributable to GCP shareholders	(25.0)	1.3	(18.1)	(69.1)
Income (loss) from discontinued operations, net of income taxes	8.1	(6.0)	677.3	(15.1)
Net (loss) income attributable to GCP shareholders	(16.9)	(4.7)	659.2	(84.2)
Net (loss) income per share:(4)
Basic earnings per share:
Net (loss) income from continuing operations attributable to GCP shareholders	$(0.35)	$0.02	$(0.25)	$(0.96)
Net income (loss) from discontinued operations, net of income taxes	$0.11	$(0.08)	$9.46	$(0.21)
Net (loss) income attributable to GCP shareholders	$(0.24)	$(0.07)	$9.21	$(1.17)
Diluted earnings per share:(5)
Net (loss) income from continuing operations	$(0.35)	$0.02	$(0.25)	$(0.96)
Net income (loss) from discontinued operations, net of income taxes	$0.11	$(0.08)	$9.46	$(0.21)
Net (loss) income attributable to GCP shareholders	$(0.24)	$(0.07)	$9.21	$(1.17)
________________________________

(1)	GCP recognized a net gain on the sale of Darex of approximately $678.9 million during the third quarter of 2017. Refer to Note 18 for further discussion of the Company's sale of Darex.

(2)
In the third quarter of 2017, GCP recorded an out-period-adjustment to correct the misclassification of a $3.4 million foreign exchange remeasurement loss that was incorrectly included within discontinued operations in the second quarter of 2017. The impact of this correction, of which $2.9 million is reflected in "Loss on Venezuela" and $0.5 million is reflected in "Other (income) expense, net" on the Consolidated Statement of Operations, resulted in an increase in "Loss from continuing operations." There was no tax impact associated with this adjustment. GCP has assessed the impact of this error and concluded that the amount was not material to any prior-period financial statements and the impact of correcting this error in the third quarter of 2017 is not material.

(3)	In the fourth quarter of 2017, GCP recorded a pension mark-to-market adjustment loss of $11.2 million. Refer to Note 7.

(4)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(5)	Dilutive effect only applicable to periods where there is net income from continuing operations.

Notes to Consolidated Financial Statements (Continued)

(In millions, except per share amounts)	March 31	June 30	September 30	December 31(1)
2016
Net sales	$237.7	$284.0	$263.4	$261.4
Gross profit	93.2	118.2	108.6	97.6
Net income	18.2	30.6	21.5	3.5
Income (loss) from continuing operations attributable to GCP shareholders	5.6	16.7	10.9	(5.6)
Income from discontinued operations, net of income taxes	12.2	13.6	10.4	9.0
Net income attributable to GCP shareholders	17.8	30.3	21.3	3.4
Net income per share:(2)
Basic earnings per share:
Net income (loss) from continuing operations attributable to GCP shareholders	$0.08	$0.24	$0.15	$(0.08)
Net income from discontinued operations, net of income taxes	$0.17	$0.19	$0.15	$0.13
Net income attributable to GCP shareholders	$0.25	$0.43	$0.30	$0.05
Diluted earnings per share:
Net income (loss) from continuing operations	$0.08	$0.23	$0.15	$(0.08)
Net income from discontinued operations, net of income taxes	$0.17	$0.19	$0.14	$0.13
Net income attributable to GCP shareholders	$0.25	$0.42	$0.30	$0.05
________________________________

(1)	In the fourth quarter of 2016, GCP recorded a pension mark-to-market adjustment of $19.9 million. Refer to Note 7.

(2)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

Notes to Consolidated Financial Statements (Continued)

18. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). In accordance with applicable accounting guidance, the assets and liabilities related to Darex have been reclassified and reflected as "held for sale" on the Consolidated Balance Sheet as of December 31, 2016. In addition, Darex results have been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. In January 2018, the delayed closings in Argentina, Colombia and Peru were completed. The Company estimates that it will record a pre-tax gain in the first quarter of 2018 of approximately $17 million to $19 million based on $25.1 million of proceeds received on July 3, 2017 related to the Darex business in these delayed closing jurisdictions, subject to normal and customary closing adjustments. The remaining delayed closings are expected to be completed over the following three to 24 months. Up to the time of the delayed closings for these countries, the results of the operations of the Darex business in the delayed close countries are reported as “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Operations, and reflect an economic benefit payable to or recoverable from Henkel, as applicable for each reporting period, per the Amended Purchase Agreement. The assets and liabilities of the Darex business in the delayed close countries are categorized as “Assets held for sale” or “Liabilities held for sale” in the accompanying Consolidated Balance Sheet as of December 31, 2017.
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
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of December 31, 2017, GCP has recorded an indemnification payable of $3.3 million in this regard as a result of the Disposition.

Notes to Consolidated Financial Statements (Continued)

GCP recognized a pre-tax gain on the sale of Darex of approximately $880.8 million during 2017, including the impact of customary closing adjustments to the purchase price recognized during the fourth quarter of 2017. The calculation of the pre-tax gain excludes $68.7 million of deferred consideration related to the delayed closings, which was received on the closing date. Deferred consideration is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet as of December 31, 2017. Refer to the table below for a reconciliation of the gain recorded on the sale of Darex.

(In millions)
Net proceeds included in gain recognized in 2017	$996.3
Less: Transaction costs	15.9
Less: Net assets derecognized in 2017	99.6
Gain recognized in 2017 before income taxes	880.8
Less: Tax effect of gain recognized in 2017	201.9
Gain recognized in 2017 after income taxes	$678.9
In connection with the Disposition and related tax gain, as noted above, the Company has recorded tax expense of $201.9 million within discontinued operations. The tax consequences of the Disposition are complex and the calculation of the provision is based on management’s best estimate using all readily accessible information. Management is in the process of completing further analysis related to the stock basis, earnings and profits, tax pools, transaction costs and other related components associated with the Disposition. Based on the overall complexity of the calculation, management believes that there is a reasonable possibility that differences between the estimated tax provision and actual outcome may result within the next 12 months, which could have a material impact on the Company's results of operations.
As a result of the Disposition, GCP recorded an unrecognized tax benefit of $32.4 million, which is reflected in the tax effect of the gain and within income tax expense in discontinued operations for the year ended December 31, 2017.

Notes to Consolidated Financial Statements (Continued)

"Income from discontinued operations, net of income taxes" in the accompanying Statements of Operations is comprised of the following:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net sales	$169.5	$309.3	$326.2
Cost of goods sold	111.9	198.2	217.4
Selling, general and administrative expenses	44.9	33.4	32.4
Research and development expenses	2.3	4.6	4.8
Repositioning expenses	—	—	—
Restructuring expenses	7.8	—	1.8
Loss in Venezuela	1.1	—	4.4
Gain on sale of business	(880.8)	—	—
Other non-operating expenses, net	7.7	2.4	(3.2)
Provision for income taxes	(210.2)	(25.5)	(28.3)
Less: Net income attributable to noncontrolling interests	(0.1)	—	(0.2)
Income from discontinued operations, net of income taxes	$664.3	$45.2	$40.1
The carrying amounts of the major classes of assets and liabilities of Darex classified as "held for sale" as of December 31, 2017 and 2016 consist of the following:

(In millions)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$—	$16.3
Trade accounts receivable	8.4	50.5
Inventories	10.6	32.3
Other current assets	0.7	8.9
Current assets held for sale	$19.7	$108.0
Properties and equipment, net	2.2	39.6
Goodwill	—	4.4
Technology and other intangible assets, net	—	0.4
Deferred income taxes	—	6.4
Other assets	0.6	4.6
Noncurrent assets held for sale	$2.8	$55.4
Accounts payable	6.4	26.7
Other current liabilities	1.4	21.5
Current liabilities held for sale	$7.8	$48.2
Deferred income taxes	—	2.3
Underfunded and unfunded defined benefit pension plans	0.3	14.8
Other liabilities	—	3.8
Noncurrent liabilities held for sale	$0.3	$20.9

GCP APPLIED TECHNOLOGIES AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2017

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$4.5	$0.8	$—	$0.4	$5.7
Inventory obsolescence reserve	2.6	4.7	(4.8)	(0.1)	2.4
Valuation allowance for deferred tax assets	2.3	21.8	(0.3)	0.1	23.9
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2016

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$5.8	$0.2	$(1.9)	$0.4	$4.5
Inventory obsolescence reserve	2.7	—	(0.1)	—	2.6
Valuation allowance for deferred tax assets	2.0	0.4	(0.1)	—	2.3
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2015

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$4.6	$2.8	$(2.3)	$0.7	$5.8
Inventory obsolescence reserve	3.5	—	(0.8)	—	2.7
Valuation allowance for deferred tax assets	1.8	0.5	(0.3)	—	2.0
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on the evaluation as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Management’s evaluation of internal control over financial reporting did not include an assessment of the effectiveness of internal control over financial reporting at Stirling Lloyd Plc and Ductilcrete Technologies. These entities were acquired during 2017 (see Note 16 to the consolidated financial statements). As a percentage of the Company's Consolidated Balance Sheet and Statement of Operations, the acquired entities reflect total assets of approximately 1% as of December 31, 2017 and net revenues of approximately 3% for the year ended December 31, 2017, respectively. In accordance with the Company’s integration efforts, the Company is in the process of incorporating each acquired entity’s operations into its internal control over financial reporting.
Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of our Board of Directors will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders ("2018 Proxy Statement") under the captions “Proposal One: Election of Directors” and “Corporate Governance” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." The information contained in the 2018 Proxy Statement under the captions “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and ”Corporate Governance - Audit Committee” is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics will be contained in our 2018 Proxy Statement under the caption “Corporate Governance-Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors will be contained in our 2018 Proxy Statement under the caption “Corporate Governance - Director Nomination Process; Shareholder Recommendations for Director Nominees” and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION
This information will be contained in our 2018 Proxy Statement under the captions “Executive Compensation” and “Corporate Governance - Director Compensation” and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders.	2,524,762	$18.94	9,112,313
Equity compensation plans not approved by security holders	—	—	—
Total	2,524,762	$18.94	9,112,313
__________________________

(1)
Under the Equity and Incentive Plan, there are 1,635,926 shares of GCP common stock to be issued upon the exercise of outstanding options, 525,480 shares to be issued upon completion of the performance period for stock-settled performance-based unit awards (“PBUs”) (assuming the maximum number of shares are earned in respect of outstanding PBUs), and 363,356 shares to be issued upon completion of the vesting period for stock-settled restricted stock unit awards (“RSUs”).

(2)     The calculation of weighted-average exercise price does not take outstanding PBUs and RSUs into account.

The additional information regarding security ownership of certain beneficial owners and for directors and executive officers will be contained in our 2018 Proxy Statement under the caption “Other Information - Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information will be contained in our 2018 Proxy Statement under the captions “Other Information - Transactions with Related Persons,” “Proposal One: Election of Directors” and “Corporate Governance - Number and Independence of Directors” and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information will be contained in our 2018 Proxy Statement under the caption “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV.
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules.

(1) and (2)	The required information is set forth in Item 8—"Financial Statements and Supplementary Data."
(3)        Exhibit Index:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W.R. Grace & CO., W.R. Grace & Co. - Conn., and GCP Applied Technologies Inc.	8-K	2.1	1/28/16
2.2	Binding Offer Letter, dated as of March 2, 2017, by and between GCP Applied Technologies Inc. and Henkel AG & Co. KGaA, together with the Stock and Asset Purchase Agreement, executed by Henkel AG & Co. KGaA	8-K	2.1	3/2/17
2.3	Stock and Asset Purchase Agreement, dated as of March 2, 2017, between GCP Applied Technologies Inc. and Henkel AG & Co. KGaA	8-K	2.1	4/28/17
2.4	Amended and Restated Stock and Asset Purchase Agreement dated as of June 30, 2017, between GCP Applied Technologies Inc. and Henkel AG & Co. KGaA.	8-K	2.1	7/3/17
3.1	Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc.	8-K	3.1	2/4/16
3.2	Amended and Restated Bylaws of GCP Applied Technologies Inc.	8-K	3.2	2/4/16
4.1	Indenture, dated as of January 27, 2016, by and among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	1/28/16
4.2	Form of 9.50% Note due 2023 (included as Exhibit A to Exhibit 4.1)	8-K	4.2	1/28/16
10.1	Tax Sharing Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.1	1/28/16
10.2	Employee Matters Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.2	1/28/16
10.3	Transition Services Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.3	1/28/16
10.4	Cross-License Agreement, dated January 27, 2016, by and among GCP Applied Technologies Inc., W.R. Grace & Co. - Conn. and Grace GmbH & Co. KG.	8-K	10.4	1/28/16
10.5	Grace Transitional License Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.5	1/28/16
10.6	Credit Agreement, dated February 3, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, Grace NV, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	2/4/16
10.7	First Amendment to Credit Agreement, dated August 25, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, GCP Applied Technologies NV (Formerly Grace NV), the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	8/25/16
10.8	GCP Applied Technologies Inc. 2016 Stock Incentive Plan.*	8-K	10.5	2/4/16
10.9	Severance Plan for Leadership Team Officers of GCP Applied Technologies Inc.*	8-K	10.2	2/4/16

		Incorporated by Reference
10.10	GCP Applied Technologies Inc. Supplemental Executive Retirement Plan.*	10-K	10.10	3/2/17
10.11	GCP Applied Technologies Inc. Executive Salary Protection Plan.*	8-K	10.3	2/4/16
10.12	Form of GCP Applied Technologies Inc. Change in Control Severance Agreement.*	8-K	10.4	2/4/16
10.13	GCP Applied Technologies Inc. Executive Annual Incentive Compensation Plan.*	10-K	10.11	3/30/16
10.14	Form of 2014 Nonstatutory Stock Option Agreement.*	S-8	4.4	1/28/16
10.15	Form of 2015 Nonstatutory Stock Option Agreement.*	S-8	4.5	1/28/16
10.16	Form of 2015 Restricted Stock Unit Agreement.*	S-8	4.6	1/28/16
10.17	Form of Leadership Grant Nonstatutory Stock Option Agreement.*	8-K	10.2	2/11/16
10.18	Form of Leadership Grant Restricted Stock Unit Agreement.*	8-K	10.1	2/11/16
10.19	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-K	10.17	3/30/16
10.20	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-K	10.18	3/30/16
10.21	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-K	10.19	3/30/16
10.22	Transition Agreement dated October 5, 2016 between GCP Applied Technologies Inc. and William J. McCall.*	8-K	10.1	10/7/16
10.23	Kevin R. Holland Offer Letter dated November 29, 2016*	10-K	10.23	3/2/17
10.24	GCP Applied Technologies Inc. Equity and Incentive Plan as amended and restated on February 28, 2017*	8-K	10.1	5/5/17
10.25	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-Q	10.1	5/9/17
10.26	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-Q	10.2	5/9/17
10.27	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-Q	10.3	5/9/17
10.28	Separation Agreement and General Release dated May 31, 2017 between GCP Applied Technologies Inc. and Zain Mahmood.*	8-K	10.1	6/6/17
21	List of Subsidiaries of GCP Applied Technologies Inc.			Filed herewith
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.			Filed herewith
24	Powers of Attorney.			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.			Filed herewith
32
Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

				Furnished herewith
101.INS	XBRL Instance Document			Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema			Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase			Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase			Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase			Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase			Furnished herewith
_____________________________________________________________________________________
* Management contract or compensatory plan.
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
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Dated: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signature	Title
Marcia J. Avedon*	Director
Ronald C. Cambre*	Non-Executive Chairman of the Board
Gerald G. Colella*	Director
Janice K. Henry*	Director
Phillip J. Mason*	Director
Elizabeth Mora*	Director
Danny R. Shepherd*	Director

/s/ GREGORY E. POLING	President, Chief Executive Officer and Director (Principal Executive Officer)
(Gregory E. Poling)
/s/ DEAN P. FREEMAN	Vice President and Chief Financial Officer (Principal Financial Officer)
(Dean P. Freeman)
/s/ KENNETH S. KOROTKIN	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
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