Form 10-Q
period 2018-03-31
GCP Applied Technologies Inc.
filed 2018-05-08
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-137533
GCP Applied Technologies Inc.

Delaware (State of Incorporation)	47-3936076 (I.R.S. Employer Identification No.)
62 Whittemore Avenue, Cambridge, Massachusetts 02140-1623
(617) 876-1400
(Address and phone number of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, $0.01 par value per share	72,034,014 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Net sales	$250.2	$225.3
Cost of goods sold	162.7	140.0
Gross profit	87.5	85.3
Selling, general and administrative expenses	74.9	72.8
Research and development expenses	4.9	4.8
Interest expense and related financing costs	13.8	17.0
Repositioning expenses	0.9	2.0
Restructuring and asset impairments	(0.5)	1.1
Other (income) expense, net	(6.3)	1.0
Total costs and expenses	87.7	98.7
Loss from continuing operations before income taxes	(0.2)	(13.4)
Income tax expense	(13.5)	(11.6)
Loss from continuing operations	(13.7)	(25.0)
Income from discontinued operations, net of income taxes	7.2	8.1
Net loss	(6.5)	(16.9)
Less: Net income attributable to noncontrolling interests	(0.1)	—
Net loss attributable to GCP shareholders	$(6.6)	$(16.9)
Amounts Attributable to GCP Shareholders:
Loss from continuing operations attributable to GCP shareholders	(13.8)	(25.0)
Income from discontinued operations, net of income taxes	7.2	8.1
Net loss attributable to GCP shareholders	$(6.6)	$(16.9)
(Loss) Earnings Per Share Attributable to GCP Shareholders
Basic (loss) earnings per share:
Loss from continuing operations attributable to GCP shareholders	$(0.19)	$(0.35)
Income from discontinued operations, net of income taxes	$0.10	$0.11
Net loss attributable to GCP shareholders(1)	$(0.09)	$(0.24)
Weighted average number of basic shares	71.9	71.2
Diluted (loss) earnings per share:(2)
Loss from continuing operations attributable to GCP shareholders	$(0.19)	$(0.35)
Income from discontinued operations, net of income taxes	$0.10	$0.11
Net loss attributable to GCP shareholders(1)	$(0.09)	$(0.24)
Weighted average number of diluted shares	71.9	71.2
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect only applicable to periods where there is net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$592.9	$721.5
Trade accounts receivable, less allowance of $5.3 (2017—$5.7)	194.6	217.1
Inventories	114.6	106.3
Other current assets	46.3	48.6
Current assets held for sale	8.1	19.7
Total Current Assets	956.5	1,113.2
Properties and equipment, net	220.1	216.6
Goodwill	202.9	198.2
Technology and other intangible assets, net	91.1	91.8
Deferred income taxes	27.1	30.2
Overfunded defined benefit pension plans	27.9	26.4
Other assets	37.3	23.8
Non-current assets held for sale	2.0	2.8
Total Assets	$1,564.9	$1,703.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$22.5	$24.0
Accounts payable	133.7	134.8
Other current liabilities	192.5	316.2
Current liabilities held for sale	4.3	7.8
Total Current Liabilities	353.0	482.8
Debt payable after one year	520.4	520.3
Income taxes payable	53.9	58.3
Deferred income taxes	14.6	14.7
Unrecognized tax benefits	42.9	42.4
Underfunded and unfunded defined benefit pension plans	56.2	57.1
Other liabilities	19.1	35.1
Non-current liabilities held for sale	0.3	0.3
Total Liabilities	1,060.4	1,211.0
Commitments and Contingencies - Note 8
Stockholders' Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 71,995,738 and 71,754,344, respectively	0.7	0.7
Paid-in capital	35.3	29.9
Accumulated earnings	542.1	548.7
Accumulated other comprehensive loss	(71.4)	(85.7)
Treasury stock	(4.1)	(3.4)
Total GCP's Shareholders' Equity	502.6	490.2
Noncontrolling interests	1.9	1.8
Total Stockholders' Equity	504.5	492.0
Total Liabilities and Stockholders' Equity	$1,564.9	$1,703.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net loss	$(6.5)	$(16.9)
Other comprehensive income:
Currency translation adjustments	14.3	12.6
Total other comprehensive income	14.3	12.6
Comprehensive income (loss)	7.8	(4.3)
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	—
Comprehensive income (loss) attributable to GCP shareholders	$7.7	$(4.3)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings / (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2016	71.2	$0.7	0.1	$(2.1)	$11.0	$(4.7)	$(147.6)	$3.7	$(139.0)
Net loss	—	—	—	—	—	(16.9)	—	—	(16.9)
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.1	—	—	—	2.1
Exercise of stock options	0.3	—	—	—	4.1	—	—	—	4.1
Treasury stock purchased under GCP 2016 Stock Incentive Plan (1)	—	—	—	(0.9)	—	—	—	—	(0.9)
Other comprehensive income	—	—	—	—	—	—	12.6	—	12.6
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2017	71.6	$0.7	0.1	$(3.0)	$17.2	$(21.6)	$(135.0)	$4.0	$(137.7)
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$(85.7)	$1.8	$492.0
Net (loss) income	—	—	—	—	—	(6.6)	—	0.1	(6.5)
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1.9	—	—	—	1.9
Exercise of stock options	0.2	—	—	—	3.5	—	—	—	3.5
Share repurchases	—	—	0.1	(0.7)	—	—	—	—	(0.7)
Other comprehensive income	—	—	—	—	—	—	14.3	—	14.3
Balance, March 31, 2018	72.2	$0.7	0.2	$(4.1)	$35.3	$542.1	$(71.4)	$1.9	$504.5
________________________________

(1)
For the quarter ending March 31, 2017, GCP repurchased approximately 33,000 shares of Company common stock for $0.9 million in connection with its equity compensation programs; number of shares is not included in the table above due to rounding.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net loss	$(6.5)	$(16.9)
Less: Income from discontinued operations	7.2	8.1
Loss from continuing operations	(13.7)	(25.0)
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	10.2	8.4
Amortization of debt discount and financing costs	0.5	0.8
Stock-based compensation expense	1.9	2.1
Currency and other losses in Venezuela	—	0.1
Deferred income taxes	9.5	8.5
Loss (gain) on disposal of property and equipment	(1.2)	(0.8)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	25.7	(0.4)
Inventories	(7.3)	(12.7)
Accounts payable	(0.9)	16.7
Pension assets and liabilities, net	(1.7)	1.9
Other assets and liabilities, net	(31.5)	(27.6)
Net cash used in operating activities from continuing operations	(8.5)	(28.0)
Net cash (used in) provided by operating activities from discontinued operations	(109.4)	14.3
Net cash used in operating activities	(117.9)	(13.7)
INVESTING ACTIVITIES
Capital expenditures	(14.4)	(12.7)
Other investing activities	(3.2)	2.9
Net cash used in investing activities from continuing operations	(17.6)	(9.8)
Net cash used in investing activities from discontinued operations	(0.2)	(2.4)
Net cash used in investing activities	(17.8)	(12.2)
FINANCING ACTIVITIES
Borrowings under credit arrangements	1.3	1.6
Repayments under credit arrangements	(3.1)	(13.0)
Share repurchases	(0.7)	(0.9)
Proceeds from exercise of stock options	3.5	3.5
Other financing activities	(0.2)	—
Net cash provided by (used in) financing activities from continuing operations	0.8	(8.8)
Net cash provided by financing activities from discontinued operations	—	0.4
Net cash provided by (used in) financing activities	0.8	(8.4)
Effect of currency exchange rate changes on cash and cash equivalents	6.3	2.8
Decrease in cash and cash equivalents	(128.6)	(31.5)
Cash and cash equivalents, beginning of period	721.5	163.3
Cash and cash equivalents, end of period	592.9	131.8
Less: Cash and cash equivalents of discontinued operations	—	22.3
Cash and cash equivalents of continuing operations, end of period	$592.9	$109.5
Supplemental disclosure of non-cash financing activities:
Deferred financing costs included in accrued expenses	$7.6	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Notes to Consolidated Financial Statements (unaudited)

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
On July 3, 2017 (the "Closing Date"), GCP completed the sale of its Darex Packaging Technologies ("Darex") business to Henkel AG & Co. KGaA (“Henkel”) for $1.06 billion in cash. As discussed further below under "Discontinued Operations," the results of operations for Darex have been excluded from GCP's continuing operations and segment results for all periods presented.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries, except as noted below with respect to the Company's Venezuela subsidiary. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K"). The accompanying Consolidated Balance Sheet as of December 31, 2017 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results of operations for the year ending December 31, 2018.
Discontinued Operations
As noted above, on July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as "held for sale" in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, as discussed further in Note 15, "Discontinued Operations". Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and accompanying unaudited Consolidated Statements of Cash Flows for all periods presented.
As of December 31, 2017, $68.7 million of liability recorded for the consideration received relating to the delayed closings was recorded in “Other current liabilities” and “Other liabilities” in the accompanying unaudited Consolidated Balance Sheets. During the three months ended March 31, 2018, GCP recognized a pre-tax gain on the sale of Darex of $18.5 million that included the recognition of $25.0 million of liability recorded for the consideration received relating the delayed close countries. The remaining liability for the consideration received relating to the delayed close countries was $43.7 million as of March 31, 2018.
Unless otherwise noted, the information throughout the Notes to the accompanying unaudited Consolidated Financial Statements pertains only to the continuing operations of GCP. Refer to Note 15, "Discontinued Operations" for further discussion of discontinued operations.

Notes to Consolidated Financial Statements (unaudited) - Continued

Deconsolidation of Venezuelan Operations
Prior to July 3, 2017, the Company included the results of its Venezuelan operations (“GCP Venezuela”) in the Consolidated Financial Statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted GCP Venezuela’s ability to pay dividends and meet obligations denominated in U.S. dollars. These exchange regulations, combined with other regulations, have constrained availability of raw materials and have significantly limited GCP Venezuela’s ability to maintain normal production. As a result of these conditions, combined with the loss of scale in Venezuela resulting from the sale of the Company’s Darex-related operations and assets in Venezuela, GCP has deconsolidated its Venezuelan operations as of July 3, 2017 in accordance with provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. Subsequent to this date, the Company began accounting for GCP Venezuela using the cost method of accounting.
In periods subsequent to July 3, 2017, the Company’s financial results do not include the operating results of GCP Venezuela. The Company records cash and recognizes income from its Venezuelan operations in the accompanying unaudited Consolidated Financial Statements to the extent GCP is paid for inventory sold to or dividends are received from GCP Venezuela. The remaining investment on the Company's accompanying unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 is immaterial.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. Actual amounts could differ from those estimates, and the differences could be material. Changes in estimates are recorded in the period identified. GCP's accounting measurements that are most affected by management's estimates of future events are disclosed in its 2017 Annual Report on Form 10-K. There have been no significant changes to management's assumptions and estimates underlying those measurements as reported in these interim financial statements, except as discussed in Note 5, "Income Taxes".
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
Income Tax
As a global enterprise, GCP is subject to a complex array of tax regulations and is required to make assessments of applicable tax laws and judgments in estimating its ultimate income tax liability. Please refer to Note 5, "Income Taxes," for further discussion regarding estimates used in accounting for income tax matters, including unrecognized tax benefits.
Currency Translation
Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting currency translation adjustments are included in "Accumulated other comprehensive loss" in the accompanying unaudited Consolidated Balance Sheets. The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. Translation adjustments recognized as a result of such remeasurements are reflected in the results of operations in the unaudited Consolidated Statements of Operations.
As of July 3, 2017, GCP deconsolidated its Venezuelan operations and, as a result, the Company's financial results no longer include the operations of GCP Venezuela, including currency translation adjustments, beyond that date.

Notes to Consolidated Financial Statements (unaudited) - Continued

Contract Assets and Contract Liabilities
Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings for revenue not meeting the criteria to be recognized and/or in excess of costs incurred. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of March 31, 2018 and December 31, 2017. Additionally, the amounts recorded in the accompanying unaudited Statement of Operations for the three months ended March 31, 2018 related to changes in the contract assets and liabilities during the period are immaterial.
Trade accounts receivable include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. As of March 31, 2018 and December 31, 2017, the Company’s total trade accounts receivable balance was $194.6 million and $217.1 million, respectively, of which $4.7 million and $5.6 million, respectively, was related to trade accounts receivable associated with rental revenue generated from leases within certain SCC contracts and accounted for within the provisions of ASC Topic 840, Leases ("Topic 840").
Costs to Obtain a Contract
GCP pays external sales agents certain commissions based on actual customer sales and it has determined that such amounts represent incremental costs incurred in obtaining such customer contracts. The performance obligations associated with these costs are satisfied at a point in time and accordingly the amortization period of such costs is less than one year. The Company expenses these costs as incurred in accordance with the practical expedient that allows for such treatment, as prescribed by ASC Topic 340-40, Costs to obtain or fulfill a contract.
Recently Issued Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments that are reasonably certain to occur. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. GCP is currently evaluating the potential impact of this guidance on its financial position, results of operations and related disclosures.
Other new pronouncements issued but not effective until after March 31, 2018 are not expected to have a material impact on the Company's financial position, results of operations or liquidity.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to remove inconsistencies and weaknesses in revenue requirements; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provide more useful information to users of financial statements through improved disclosure requirements; and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The revised standard allows for two methods of adoption: (a) full retrospective adoption, in accordance with which the standard is applied to all periods presented, or (b) modified retrospective adoption, in accordance with which the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.

Notes to Consolidated Financial Statements (unaudited) - Continued

GCP has adopted Topic 606 effective January 1, 2018 using the modified retrospective approach. Under this transition method, GCP has elected to apply the guidance to all open contracts that are not completed or that are active as of January 1, 2018, and has elected not to retrospectively restate any of its contracts for modifications that occurred prior to the date of adoption of Topic 606. Accordingly, such modifications are reflected in the amounts reported for satisfied and unsatisfied performance obligations, transaction price of such performance obligations, and allocations of the transaction price among contract components, as of the date of the initial application. The impact of applying this practical expedient is immaterial to the Company’s accompanying unaudited Consolidated Financial Statements.
The impact of the adoption of Topic 606 on the Company's quarter ended March 31, 2018 net sales, loss from continuing operations before income taxes, and loss from continuing operations was deemed to be immaterial. The cumulative impact on the Company's retained earnings at January 1, 2018 was not material.
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), which provides guidance about the changes to the terms or conditions of a share-based payment award that require an application of modification accounting pursuant to Topic 718. GCP adopted the standard effective January 1, 2018 which did not have a material impact on its financial position and results of operations.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments, which addresses a number of specific cash flow presentation issues with the objective of reducing existing diversity in practice. GCP adopted the standard effective January 1, 2018 which did not have a material impact on its unaudited Consolidated Statements of Cash Flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects until the asset has been sold to an outside party. GCP adopted the standard effective January 1, 2018 which did not have a material impact on its financial position and results of operations.
Other
During the three months ended March 31, 2018, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2017. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (unaudited) - Continued

2. Revenue from Contracts with Customers
Short-Term Arrangements
The majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its SCC operating segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its SBM operating segment. The products sold are priced based on the costs of producing goods and the value delivered to the customer. In these arrangements, the customer generally pays GCP for the contract price agreed upon within a short period of time, which is between thirty and sixty days. For such arrangements, the transfer of control takes place at a point in time when products are shipped to the customer. The evaluation of transfer of control for these goods does not involve significant judgment. Revenue from these contracts with customers is therefore typically recognized upon shipment of the product or delivery at the customer’s site depending on the shipping terms, provided the transaction price can be estimated appropriately and the Company expects to collect the consideration to which it is entitled in exchange for the products it ships.
The Company generates revenue from short-term arrangements within its SCC operating segment which involve selling concrete admixtures and providing dispensers to customers. GCP has determined that the dispensers represent a lease and has allocated revenue between the lease and non-lease components based on the relative stand-alone selling price of each component which is determined based on a cost plus a reasonable margin approach for the lease component and standalone selling prices for the non-lease component. The Company recognizes revenue for the non-lease component at a point of time when the control is transferred to the customer. The lease component is considered a short-term obligation which is generally 30 days or less. The Company recognizes revenue for the lease component over the term of the lease in accordance with provisions of Topic 840. GCP records dispensers as fixed assets and depreciates them over their estimated useful life.
Long-Term Arrangements
The Company generates revenue from long-term arrangements within its SCC operating segment, which consist of VERIFI® and Ductilcrete sales arrangements.
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company has determined that the installed equipment represents a lease. The Company allocates transaction price in a VERIFI® sales arrangement between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The services included within the non-lease component represent the Company’s stand-ready promise to perform a series of daily distinct services which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI® sales arrangement consists of installation fees and slump management fees which are dependent on the quantity of materials poured and represent variable consideration. The Company estimates the amount of variable consideration it expects to receive in exchange for the transfer of services to its customers and includes this estimate in the transaction price which is constrained by the amount for which a significant revenue reversal is not probable to occur. The Company updates its estimates of variable consideration during each reporting period based on real-time information about the amount of consideration it expects to receive. Revenue for the lease component is recognized over the term of the lease in accordance with provisions of Topic 840. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three months ended March 31, 2018.
Ductilcrete sales arrangements include licenses without significant standalone functionality and usage fees received upfront, both of which represent separate performance obligations for which revenue is recognized over the period of related services. Additional performance obligations included in these arrangements are related to other fees and product sales for which revenue is recognized at a point in time once such performance obligations are satisfied. Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the three months ended March 31, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

Lease elements within sales arrangements
Certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts include lease components, as discussed above. Revenue for the lease components are recognized over the term of the leases in accordance with provisions of Topic 840.
During the three months ended March 31, 2018, the Company recognized revenue of $7.7 million related to the lease components of the arrangements within the SCC operating segment.
Other revenue considerations
The Company generally provides warranties that its products will function as intended. GCP accrues a general warranty liability at the time of sale based on historical experience and on a transaction-specific basis according to individual facts and circumstances.
The Company accepts returns for certain products sales. These returns are at the discretion of the Company and typically are only granted within six months from the date of sale. GCP accrues for these returns at the time of the sale based on historical experience and records them as a reduction of transaction price.
Certain long-term agreements with customers may include one-time, upfront payments. GCP defers these costs and recognizes them as assets which get amortized over the term of the agreement as a reduction of gross sales.
Certain customer arrangements include conditions for volume rebates. GCP records a rebate allowance and reduces transaction price for anticipated selling price adjustments at the time of sale. GCP regularly reviews and estimates rebate accruals based on actual and anticipated sales patterns. The Company also evaluates contracts with customers that contain early payment discounts and reduces transaction price by the amount not expected to be collected due to such discounts in any given period.
The Company does not include any taxes (i.e. sales, use, value added and some excise taxes) in the transaction price that is allocated among its products or services. The Company has elected to account for shipping and handling costs as fulfillment activities under the provisions of Topic 606 allowing it to continue its current treatment of the associated revenue and costs under the new standard. GCP expenses shipping and handling costs in the period they are incurred and presents them within "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.3 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years.

Notes to Consolidated Financial Statements (unaudited) - Continued

3. Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out ("FIFO") basis.
The following is a summary of inventories presented on GCP's accompanying unaudited Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017
Raw materials	$48.2	$41.9
In process	4.4	3.5
Finished products and other	62.0	60.9
Total inventories	$114.6	$106.3
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $11.7 million and $11.1 million, respectively, as of March 31, 2018 and December 31, 2017.
4. Debt and Other Borrowings
Components of Debt
The following is a summary of obligations under senior notes and other borrowings at March 31, 2018 and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017
9.5% Senior Notes due in 2023, net of unamortized debt issuance costs of $6.1 at March 31, 2018 and $6.4 at December 31, 2017.	$518.9	$518.6
Other borrowings(1)	24.0	25.7
Total debt	542.9	544.3
Less debt payable within one year	22.5	24.0
Debt payable after one year	$520.4	$520.3
Weighted average interest rates on total debt obligations	9.4%	9.4%
__________________________
(1)     Primarily represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at March 31, 2018:

(In millions)
2018	$22.5
2019	1.0
2020	0.5
2021	—
2022	—
Thereafter	518.9
Total debt	$542.9

Notes to Consolidated Financial Statements (unaudited) - Continued

Credit Agreement
On February 3, 2016, GCP entered into a credit agreement (the “Credit Agreement”) that provides for senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, which consisted of: (i) the term loan (the "Term Loan") with an aggregate principal amount of $275.0 million and (ii) a revolving credit facility (the "Revolving Loan") of $250.0 million due in 2021. During 2017, the Company fully repaid the outstanding principal balance on the Term Loan together with accrued and unpaid interest and extinguished the Term Loan under the Credit Agreement.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 5, "Debt and Other Financial Instruments," to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of March 31, 2018 and December 31, 2017. There are no events of default as of March 31, 2018 and December 31, 2017.
The Credit Facilities are secured on a first priority basis by a perfected security interest in, and mortgages on substantially all U.S. tangible and intangible personal property, financial assets and real property owned by the Company in Chicago, Illinois and Mount Pleasant, Tennessee; a pledge of 100% of the equity of each material U.S. subsidiary of the Company; and 65% of the equity of a U.K. holding company.
The interest rate per annum applicable to the Revolving Loan is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios. As of March 31, 2018, there were no outstanding borrowings and approximately $10 million in outstanding letters of credit, which resulted in available credit of $240.0 million under the Revolving Loan.
On April 10, 2018, GCP entered into an amendment to its Credit Agreement to, among other things, (i) increase the aggregate principal amount of revolving commitments available thereunder to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein. Additionally, the Company borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement in connection with redeeming the 9.5% Senior Notes on April 10, 2018, as discussed below.
The summary of the Credit Agreement presented above does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which have been filed with the SEC.
Senior Notes
On January 27, 2016, GCP issued $525.0 million aggregate principal amount of 9.5% Senior Notes due in 2023 (the “9.5% Senior Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year.
The 9.5% Senior Notes become callable at a premium over their face amount on February 1, 2019 and are redeemable prior to February 1, 2019 at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points. Beginning on or after February 1, 2019 and 2020, and until the next applicable redemption date, the 9.5% Senior Notes are redeemable at a percentage of par equal to 104.8% and 102.4%, respectively. Prior to maturity, on or after February 1, 2021, the 9.5% Senior Notes are redeemable at par.
The 9.5% Senior Notes are subject to covenants that limit the Company's and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets; (ii) incur additional debt; (iii) sell certain assets; and (iv) make certain investments and acquisitions, merge or sell or otherwise dispose of all or substantially all assets. The Company was in compliance with all covenant terms as of March 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) - Continued

On April 10, 2018, GCP issued $350.0 million aggregate principal amount 5.5% Senior Notes due in 2026 (the "5.5% Senior Notes"). Interest is payable semi-annually in arrears on April 15 and October 15 of each year. An aggregate amount of $587.9 million, which consisted of net proceeds from the 5.5% Senior Notes, borrowings under the Credit Agreement and cash on hand, was used to redeem all of the outstanding $525.0 million aggregate principal amount of the 9.5% Senior Notes maturing in 2023 in accordance with the terms of the indenture.
Debt Issuance Costs
GCP classifies debt issuance costs relating to the Revolving Loan in "Other assets" in the accompanying unaudited Consolidated Balance Sheets and is amortizing those costs over the term of the Revolving Loan which is included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. The unamortized portion of these costs was $3.0 million as of March 31, 2018 and $3.2 million as of December 31, 2017. Debt issuance costs relating to the 9.5% Senior Notes are presented as a reduction of the 9.5% Senior Notes' principal balance in the accompanying unaudited Consolidated Balance Sheets. Such costs are accreted over the term of the notes using the effective interest rate method and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations.
Debt Fair Value
At March 31, 2018, the carrying amounts and fair values of GCP's debt were as follows:

	March 31, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.5% Senior Notes due in 2023	$518.9	$577.9	$518.6	$584.5
Other borrowings	24.0	24.0	25.7	25.7
Total debt	$542.9	$601.9	$544.3	$610.2
Fair value is determined based on Level 2 inputs, including expected future cash flows discounted at market interest rates, estimated current market prices and quotes from financial institutions. The decrease in fair value as of March 31, 2018 was primarily due to the call rates defined in the bond redemption schedule.
5. Income Taxes
The income tax expense attributable to continuing operations during the three months ended March 31, 2018 and 2017 was $13.5 million and $11.6 million, respectively. The effective tax rate was 6,750.0% and 86.6%, respectively, during the three months ended March 31, 2018 and 2017. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended March 31, 2018 is primarily attributable to changes in estimates due to the 2017 Tax Act in the amount of $12.5 million. The difference for the three months ended March 31, 2017 was primarily due to income tax valuation allowances of $13.8 million and $1.9 million, respectively, of tax expense on undistributed foreign earnings.
During the three months ended March 31, 2018 and 2017, GCP recorded income tax expense attributable to discontinued operations of $7.2 million and $1.8 million, respectively. Please refer to Note 15, "Discontinued Operations," to the accompanying unaudited Consolidated Financial Statements for further details regarding the Darex transaction.
Tax Reform
During the year ended December 31, 2017, the Company recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which is comprised of a $70.5 million Transition Toll Tax and an $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.

Notes to Consolidated Financial Statements (unaudited) - Continued

During the three months ended March 31, 2018, the Company recorded an increase to the provisional net charge related to the 2017 Tax Act provisions of $12.5 million. This changes consisted of a decrease of $5.2 million related to the 2017 Transition Toll Tax, an increase of $17.4 million related to capital gain treatment triggered in 2017 due to the 2017 Tax Act, and an increase of $0.3 million deferred tax expense related to executive compensation.
The Company's preliminary estimate of the Transition Toll Tax and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of the Company's tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates.
The 2017 final determination of the Transition Toll Tax and remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.
The 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Taxed Income (GILTI) earned by foreign subsidiaries. The Company has not determined its accounting policy with respect to GILTI and has therefore included the estimate of current year GILTI as a period cost and included it as part of the estimated 2018 annual effective tax rate. The 2018 estimated annual effective tax rate also includes the 2018 impact of all other U.S. tax reform provisions that were effective on January 1, 2018.
For additional information related to the 2017 Tax Act, please refer to Note 6, "Income Taxes," to the Company's Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.
Repatriation
As of December 31, 2017, no provision has been made for income taxes on certain undistributed earnings of foreign subsidiaries the Company provisionally intends to permanently reinvest or that may be remitted substantially tax-free. Due to the transition tax on deemed repatriation required by the 2017 Tax Act, the Company has been subject to tax on substantially all of its previously undistributed earnings from foreign subsidiaries, which it provisionally recorded in the fourth quarter of 2017. Beginning in 2018, the Act will generally provide a 100% deduction for U.S. federal tax purposes of all dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the 2017 Tax Act will affect the Company's existing accounting position with regard to its indefinite reinvestment of undistributed foreign earnings assertion. The Company expects to complete this evaluation and determine the impact the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.
During the three months ended March 31, 2017, GCP determined it could no longer assert it was indefinitely reinvested in Mexico because that entity was anticipated to be sold as part of the Darex transaction. The tax associated with its outside book and tax basis difference in Mexico was recorded during the quarter as a discrete item resulting in a tax expense of $1.9 million.
GCP will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion, including further assessment under the 2017 Tax Act. The Company considers its assertion of indefinite reinvestment provisional as of March 31, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

Valuation Allowance
In evaluating GCP's ability to realize its deferred tax assets, GCP considers all reasonably available positive and negative evidence, including recent earnings experience, expectations of future taxable income and the tax character of that income, the period of time over which temporary differences become deductible and the carryforward and/or carryback periods available to GCP for tax reporting purposes in the related jurisdiction. In estimating future taxable income, GCP relies upon assumptions and estimates about future activities, including the amount of future federal, state and foreign pretax operating income that GCP will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. GCP records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized.
During the three months ended March 31, 2018, GCP incurred income tax expense of $0.8 million related to changes in valuation allowance.
During the three months ended March 31, 2017, GCP determined it is more likely than not a portion of its deferred tax assets will not be realized. As a result, GCP recorded valuation allowances on those deferred tax assets during the period as discrete items, as they are significant, unusual and infrequent in nature. The allowances recorded relate to $4.3 million of U.S. foreign tax credit carryovers and $9.1 million and $0.4 million, respectively, of Brazil and Turkey deferred tax assets relating primarily to net operating loss carryovers. The determination to record the valuation allowances in the first quarter was made predominantly due to the anticipated sale of Darex and its impact on future taxable income and the ability to utilize those tax assets.
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
During the three months ended March 31, 2017, GCP reached a proposed favorable settlement with the Canada Revenue Agency for tax years 2007 through 2015. As a result, a tax benefit of $1.5 million, primarily for an anticipated refund of previously paid tax, was recorded during the period. GCP is required to pay Grace for the amount of the expected tax refund pursuant to the Tax Sharing Agreement. GCP also recorded a charge to its U.S. deferred tax assets of $1.6 million related to the settlement due to the reduction of its step-up in tax basis. Both adjustments were recorded as discrete tax items.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans
GCP sponsors certain defined benefit pension plans, primarily in the U.S. and the U. K., in which GCP employees participate. GCP records an asset or a liability to recognize the funded status of these pension plans in its accompanying unaudited Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans related to continuing operations:

(In millions)	March 31, 2018	December 31, 2017
Overfunded defined benefit pension plans	$27.9	$26.4
Underfunded defined benefit pension plans	(24.7)	(26.6)
Unfunded defined benefit pension plans	(31.5)	(30.5)
Total underfunded and unfunded defined benefit pension plans	(56.2)	(57.1)
Pension liabilities included in other current liabilities	(1.1)	(1.0)
Net funded status	$(29.4)	$(31.7)
Overfunded plans include several advance-funded plans for which the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). The overfunded status is reflected as assets in "Overfunded defined benefit pension plans" in the accompanying unaudited Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. As of March 31, 2018 and December 31, 2017, the underfunded and unfunded plans are included as liabilities in the accompanying Consolidated Balance Sheets.
Components of Net Periodic Benefit Cost
The components of GCP's net periodic benefit cost for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018		2017
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2.0	$0.8	$1.9	$1.0
Interest cost	1.4	1.4	1.5	1.5
Expected return on plan assets	(1.9)	(1.8)	(1.4)	(1.7)
Net periodic benefit cost	$1.5	$0.4	$2.0	$0.8
Less: Discontinued operations net periodic benefit cost	—	—	—	0.2
Net periodic benefit cost from continuing operations	$1.5	$0.4	$2.0	$0.6
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. GCP contributed $3.4 million to these non-U.S. plans during the three months ended March 31, 2018, including a $2.9 million discretionary contribution to a pension plan in Brazil. GCP contributed $0.8 million during the three months ended March 31, 2017.

Notes to Consolidated Financial Statements (unaudited) - Continued

Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan, which is qualified under section 401(k) of the U.S. tax code, for its employees in the U.S. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP established an additional defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee contributions. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations and amounted to $1.0 million and $1.4 million, respectively, during the three months ended March 31, 2018 and 2017.
7. Other Balance Sheet Accounts
The following is a summary of other current assets at March 31, 2018 and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017
Other Current Assets:
Non-trade receivables	$26.3	$28.4
Prepaid expenses and other current assets	11.7	13.8
Income taxes receivable	7.9	6.0
Marketable securities	0.4	0.4
Total other current assets	$46.3	$48.6
The following is a summary of other current liabilities at March 31, 2018 and December 31, 2017:

(In millions)	March 31, 2018	December 31, 2017
Other Current Liabilities:
Customer volume rebates	$23.9	$31.5
Accrued compensation(1)	21.6	27.1
Income taxes payable(2)	30.2	115.1
Accrued interest	8.4	20.8
Pension liabilities	1.1	1.0
Restructuring liability	10.6	12.8
Other accrued liabilities(3)	96.7	107.9
Total other current liabilities	$192.5	$316.2
________________________________

(1)	Accrued compensation presented in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term employee incentive programs.

(2)	The change in income taxes payable between March 31, 2018 and December 31, 2017 is related primarily to the payment of the Company's 2017 domestic income tax liability.

(3)
Other accrued liabilities presented in the table above as of March 31, 2018 and December 31, 2017 include $43.1 million and $55.1 million, respectively, representing the current portion of the liability related to the delayed closings associated with the Company's divestiture of Darex, as discussed in Note 15, "Discontinued Operations."

Notes to Consolidated Financial Statements (unaudited) - Continued

8. Commitments and Contingent Liabilities
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 9, "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the three months ended March 31, 2018.
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of March 31, 2018 and December 31, 2017, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At March 31, 2018 and December 31, 2017, GCP had gross financial assurances issued and outstanding of approximately $10 million which were composed of standby letters of credit.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows at March 31, 2018.
Accounting for Contingencies
Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.
9. Restructuring and Repositioning Expenses
GCP's Board of Directors approves all major restructuring programs that may involve the discontinuation of significant product lines or the shutdown of significant facilities. From time to time, GCP takes additional restructuring actions, including involuntary employee terminations that are not a part of a major program. Restructuring programs generally include severance and other employee-related costs, contract or lease termination costs, asset impairments, facility exit costs and other costs.
The Company may also undertake repositioning activities that generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint. Repositioning expenses include professional fees for legal, consulting, accounting and tax services, employment-related costs, such as recruitment, relocation and compensation, as well as other expenses incurred that are directly associated with the repositioning activity. Repositioning activities may also include capital expenditures.
GCP recognizes restructuring and repositioning costs in the period the related liabilities are incurred and records them in "Restructuring and asset impairments" and “Repositioning expenses,” or in those captions within

Notes to Consolidated Financial Statements (unaudited) - Continued

discontinued operations, in the accompanying unaudited Consolidated Statements of Operations. Restructuring expenses, asset impairments, and repositioning expenses are excluded from segment operating income.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, the Board of Directors approved a restructuring and repositioning plan that includes actions to streamline GCP's operations, reduce its global cost structure and reposition itself as a construction products technologies company.
GCP expects to incur total costs under the 2017 Plan ranging from $32 million to $34 million, of which costs ranging from $24 million to $25 million are related to restructuring activities, and costs ranging from $8 million to $9 million are related to repositioning activities.
Total expected restructuring activity costs consist of $21 million to $22 million of severance and other employee-related costs, $1.4 million of asset impairments, and $1.6 million of facility exit costs and are attributable as follows: (i) $5 million to the SCC segment, (ii) $4 million to the SBM segment, (iii) $3 million to $4 million to the Corporate function and (iv) $12 million to discontinued operations. The restructuring activities are expected to be substantially completed by December 31, 2018.
GCP also expects to incur approximately $10 million to $15 million of capital expenditures related to repositioning activities, which includes the build-out of three manufacturing plants in Asia Pacific that will replace shared facilities sold as a part of the Darex divestiture. GCP expects all of its repositioning activities to be classified within continuing operations and should be substantially completed by December 31, 2019.
As of March 31, 2018, the cumulative restructuring activity costs recognized under the 2017 Plan were approximately $21 million, of which $5 million was attributable to the SCC segment, $4 million was attributable to the SBM segment, $3 million attributable to the Corporate function and $9 million attributable to discontinued operations. Of the $21 million incurred to date, approximately $19 million related to severance and employee-related costs and $2 million related to asset impairments and facility exit costs.
As of March 31, 2018, the cumulative repositioning activity costs recognized under the 2017 Plan were approximately $5.3 million. The repositioning activities include primarily professional fees for consulting, accounting, tax and legal services, as well as employee-related costs for recruitment, relocation services and sign-on and other employee bonuses associated with GCP's organizational realignment. Capital expenditures incurred to date as of March 31, 2018 were $2.2 million. Cumulatively, cash payments for repositioning related to the 2017 Plan total $4.9 million.
The Company expects to settle substantially all of the costs related to the 2017 Plan in cash.

Notes to Consolidated Financial Statements (unaudited) - Continued

Restructuring Expenses
The following table summarizes restructuring and asset impairments related to the 2017 Plan and other plans incurred during each period:

	Three Months Ended March 31,
(In millions)	2018	2017
Severance and other employee costs	$0.2	$0.8
Asset impairments	0.4	0.3
Total restructuring and asset impairments	$0.6	$1.1
Less: restructuring and asset impairments reflected in discontinued operations	1.1	—
Total restructuring and asset impairments from continuing operations	$(0.5)	$1.1
GCP incurred restructuring costs and asset impairments related to its two operating segments and Corporate as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
SCC	$(0.4)	$0.8
SBM	(0.5)	0.3
Corporate	0.4	—
Total restructuring and asset impairments from continuing operations	$(0.5)	$1.1
Restructuring and asset impairments reflected in discontinued operations	1.1	—
Total restructuring and asset impairments	$0.6	$1.1
Restructuring liabilities were $10.6 million and $12.8 million, respectively, as of March 31, 2018 and December 31, 2017. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP expects to settle in cash substantially all of the remaining liabilities related to the 2017 Plan and other plans by December 31, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the Company’s restructuring liability activity:

	2017 Plan
(In millions)	Severance and other employee costs	Facility exit costs	Other plans	Total
Balance, December 31, 2017	$11.6	$0.1	$1.1	$12.8
Expense(1)	(0.1)	—	0.3	0.2
Payments	(2.4)	(0.1)	(0.1)	(2.6)
Impact of foreign currency and other	0.1	—	0.1	0.2
Balance, March 31, 2018	$9.2	$—	$1.4	$10.6
________________________________

(1)
Asset impairment charges are recorded as a reduction to "Properties and equipment, net" on the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded to the restructuring liability; and therefore, are not included in the table above.

Repositioning Expenses
Repositioning Expenses - 2017 Plan
Repositioning expenses associated with the 2017 Plan are primarily related to consulting, other professional services and recruitment costs associated with the Company’s organizational realignment. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expense and capital expenditures could increase or decrease and the timing of incurrence could change.
During the three months ended March 31, 2018, GCP incurred repositioning expenses related to the 2017 Plan of $0.9 million, substantially all of which were related to consulting and other professional service fees and employee-related costs associated with the Company’s organizational realignment. Total cash payments made were $2.9 million during the three months ended March 31, 2018 which included $1.3 million for capital-related expenditures.
Separation-Related Repositioning Expenses
Post-Separation, GCP incurred expenses related to its transition to a stand-alone public company and completed these activities as of December 31, 2017. The Company did not incur any costs related to such activities during the three months ended March 31, 2018. Please refer to Note 10, "Restructuring and Repositioning Expenses" to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information.
Separation-related repositioning expenses incurred for the three months ended March 31, 2017 were as follows:

Three Months Ended March 31,
(In millions)	2017
Professional fees	$1.4
Software and IT implementation fees	0.3
Employee-related costs	0.3
Total	$2.0
During the three months ended March 31, 2017, total cash payments were $1.1 million for separation-related repositioning expenses and $0.8 million for capital-related expenditures.

Notes to Consolidated Financial Statements (unaudited) - Continued

10. Other Comprehensive Income
The following tables present the pre-tax, tax and after-tax components of GCP's other comprehensive income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Currency translation adjustments	$14.3	$—	$14.3
Other comprehensive income attributable to GCP shareholders	$14.3	$—	$14.3

	Three Months Ended March 31, 2017
(In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Currency translation adjustments	$12.6	$—	$12.6
Other comprehensive income attributable to GCP shareholders	$12.6	$—	$12.6
The following tables present the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)
Other comprehensive income before reclassifications	—	14.3	0.1	14.4
Amounts reclassified from accumulated other comprehensive income	—	—	(0.1)	(0.1)
Net current-period other comprehensive income	—	14.3	—	14.3
Balance, March 31, 2018	$0.4	$(71.7)	$(0.1)	$(71.4)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2016	$0.1	$(147.7)	$—	$(147.6)
Other comprehensive income before reclassifications	—	12.6	0.1	12.7
Amounts reclassified from accumulated other comprehensive income	—	—	(0.1)	(0.1)
Net current-period other comprehensive income	—	12.6	—	12.6
Balance, March 31, 2017	$0.1	$(135.1)	$—	$(135.0)
GCP is a global enterprise operating in over 35 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation adjustments reflect translation of the balance sheets valued in functional currencies to the U.S. dollar as of the end of each period presented and translation of revenues and expenses at average exchange rates for each period presented.
Refer to Note 6, "Pension Plans and Other Postretirement Benefit Plans," for a discussion of pension plans and other postretirement benefit plans.

Notes to Consolidated Financial Statements (unaudited) - Continued

11. Stock Incentive Plans
GCP grants stock options, restricted stock units (the "RSUs") and performance-based units (the "PBUs") with or without market condition which vest upon the satisfaction of a performance condition and/or a service condition. Please refer to Note 13, "Stock Incentive Plans" to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information on these awards.
Stock-Based Compensation Accounting
In accordance with U.S. GAAP, GCP estimates the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, over the employee’s requisite service period for each separately vesting portion of the award. Total cash and non-cash stock-based compensation cost included in "Loss from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations is $1.9 million and $2.7 million, respectively, for the three months ended March 31, 2018 and 2017.
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP repurchases shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employee. During the three months ended March 31, 2018 and 2017, GCP repurchased approximately 23,000 and 33,000 shares, respectively, under the provisions of the Plan. These purchases are reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Equity (Deficit).
As of March 31, 2018, approximately 8.5 million shares of common stock were reserved and available for future grant under the Plan.
Stock Options
Stock options are non-qualified and granted at exercise prices not less than 100% of fair market value on the grant date. The awards issued before February 28, 2017 were granted at the exercise price equal to fair market value on the grant date determined as the average of the high market price and low market price of the Company’s stock from that trading day. The awards issued after February 28, 2017 were granted at the exercise price equal to fair market value on the grant date determined as the market closing price of the Company’s stock on that date. Stock option awards that relate to Grace stock options originally granted prior to the Separation have a contractual term of five years from the original date of grant. Stock option awards granted post-Separation have a contractual term of seven or ten years from the original date of grant. Generally, stock options vest in substantially equal amounts each year over three years from the date of grant.
GCP values stock options using the Black-Scholes option pricing model for estimating the fair value of options granted. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. GCP estimates the expected term of the options based on the simplified method in accordance with the provisions of ASC Topic 718-20, Awards Classified as Equity, determined as the average term between the options’ vesting period and their contractual term. GCP estimates the expected stock price volatility based on an industry peer group’s historic stock prices over a period commensurate with the options’ expected term. The expected dividend yield is zero based on the Company’s history and expectation of not paying dividends on common shares.
The following summarizes GCP's assumptions for estimating the fair value of stock options granted during 2018 and 2017:

	Three Months Ended March 31,
Assumptions used to calculate expense for stock options:	2018	2017
Risk-free interest rate	2.71 - 2.80%	1.95 - 2.10%
Average life of options (years)	5.5 - 6.5	5.5 - 6.5
Volatility	27.91 - 30.65%	31.42 - 31.96%
Dividend yield	—	—
Average fair value per stock option	$11.07	$9.13

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table sets forth information relating to stock options denominated in GCP stock during the three months ended March 31, 2018:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2017	1,636	$18.94	3.78	$21,597
Options exercised	209	16.31
Options forfeited/expired/canceled	6	27.25
Options granted	195	32.60
Outstanding, March 31, 2018	1,616	$20.89	4.24	$13,879
Exercisable, March 31, 2018	906	$18.63	3.28	$9,442
Vested and expected to vest, March 31, 2018	1,588	$20.82	4.19	$13,747
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value determined as the difference between GCP's closing stock price on the last trading day of March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the three months ended March 31, 2018 and 2017 was $3.5 million and $12.9 million, respectively.
At March 31, 2018, total unrecognized stock-based compensation expense for stock options outstanding was $2.4 million and is expected to be recognized over the weighted-average period of approximately 1.0 year.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of March 31, 2018, $9.9 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 1.2 years.
RSUs
RSUs granted by the Company are Time-based, Non-Performance Units. RSUs generally vest over a three year period, with some awards vesting in substantially equal amounts each year over three years and some awards vesting 100% after the third year from the date of grant. A smaller number of RSUs were designated as sign-on awards which are used for purposes of attracting key employees and to cover outstanding awards from prior employers. Such awards vest 100% after two years from the date of grant.
RSUs are recorded at fair value on the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date. The cash settled awards are considered liability awards, with the liability being remeasured each reporting period based on GCP’s then current stock price.

Notes to Consolidated Financial Statements (unaudited) - Continued

GCP’s RSU activity for the three months ended March 31, 2018 is presented below:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	406	$19.15
RSUs settled	63	20.44
RSUs forfeited	5	28.40
RSUs granted	66	32.60
RSUs outstanding, March 31, 2018	404	$21.04
During the three months ended March 31, 2018, GCP distributed 63,177 shares to settle RSUs. There were no RSU awards settled in cash during the three months ended March 31, 2018.

GCP's expectations of future RSU vestings and settlements are as follows:

Year	Number of Shares Vesting (in thousands)	Settled in Cash	Settled in Stock
2018	95	44%	56%
2019	240	—%	100%
2020	46	—%	100%
2021	23	—%	100%
PBUs
PBUs granted by the Company are performance-based either with or without market conditions and expected to vest over three years and will be settled in GCP common stock. PBUs are remeasured during each reporting period based on their expected payout, which may range from 0% to 200% of the targets for such awards. Therefore, the stock-based compensation expense recognized for these awards during each reporting period is subject to volatility until the final payout target is determined at the end of the applicable performance period.
Beginning in 2017, the performance criteria for PBUs is a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's relative total shareholder return ("TSR") against the Russell 3000 Index ("the Index"). The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to the employee. The 2018 and 2017 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.
PBUs granted during the three months ended March 31, 2018 and 2017 were valued using a Monte Carlo simulation, which is commonly used for assessing the grant date fair value of equity awards with relative TSR metrics. The risk-free rate is a continuous rate based on the U.S. Treasury yield curve published as of the grant date, based on maturity commensurate with the remaining performance period (expected term) of the PBUs. Expected volatility is based on the annualized historical volatility of GCP's stock price. Historical volatility is calculated based on a look-back period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company. Correlation coefficients are used in the Monte Carlo valuation to simulate future stock prices. This includes correlations between the Company and the Index, and each constituent of the Index and the Index. The correlation coefficient is based on daily stock returns of the Company and the Index using a look-back period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Assumptions used to calculate expense for PBUs:	2018	2017
Expected Term (Remaining Performance Period)	2.86 years	2.84 years
Expected volatility	28.56%	28.00%
Risk-free interest rate	2.38%	1.41%
Expected dividends	—	—
Correlation coefficient	38.98%	46.83%
Average correlation coefficient of constituents	39.96%	42.33%
During the three months ended March 31, 2018, GCP granted 121,371 PBUs to Company employees. The weighted average grant date fair value of PBUs granted during the three months ended March 31, 2018 was $35.61. During the three months ended March 31, 2018, none of these PBUs were forfeited.
PBUs that were granted during the year ended December 31, 2017 to Company employees remain outstanding as of March 31, 2018 and the weighted average grant date fair value was $28.29. During the three months ended March 31, 2018, 2,366 of these PBUs were forfeited.
PBUs that were granted during the year ended December 31, 2016 to Company employees remain outstanding as of March 31, 2018 and the weighted average grant date fair value of these awards was $17.04. During the three months ended March 31, 2018, none of these awards were forfeited.

Notes to Consolidated Financial Statements (unaudited) - Continued

12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Numerators
Loss from continuing operations attributable to GCP shareholders	$(13.8)	$(25.0)
Income from discontinued operations, net of income taxes	7.2	8.1
Net loss attributable to GCP shareholders	$(6.6)	$(16.9)
Denominators
Weighted average common shares—basic calculation	71.9	71.2
Dilutive effect of employee stock awards(1)	—	—
Weighted average common shares—diluted calculation	71.9	71.2
Basic (loss) earnings per share
Loss from continuing operations attributable to GCP shareholders	$(0.19)	$(0.35)
Income from discontinued operations, net of income taxes	$0.10	$0.11
Net loss attributable to GCP shareholders(2)	$(0.09)	$(0.24)
Diluted (loss) earnings per share
Loss from continuing operations attributable to GCP shareholders	$(0.19)	$(0.35)
Income from discontinued operations, net of income taxes	$0.10	$0.11
Net loss attributable to GCP shareholders(2)	$(0.09)	$(0.24)
________________________________

(1)	Dilutive effect only applicable to periods in which GCP generated income from continuing operations.

(2)	Amounts may not sum due to rounding.
As of March 31, 2018 and 2017, outstanding options of 1.6 million and 2.0 million, respectively, and outstanding RSUs of 0.4 million and 0.5 million, respectively, were excluded from the computation of diluted earnings per share as a result of a loss from continuing operations incurred during each of these periods. Accordingly, as of March 31, 2018 and 2017, the effect of 0.6 million and 0.7 million, respectively, of options and 0.3 million and 0.4 million, respectively, of RSUs was not included in the dilutive shares reflected in the table above.
During the three months ended March 31, 2018 and 2017, GCP repurchased approximately 23,000 shares and 33,000 shares of Company common stock for $0.7 million and $0.9 million, respectively, in connection with its equity compensation programs.
13. Related Party Transactions and Transactions with Grace
Transition Services Agreement
In connection with the Separation, the Company and Grace entered into a transition services agreement pursuant to which GCP and Grace provided various services to each other on a transitional basis which ended during the third quarter of 2017. Please refer to Note 12, "Related Party Transactions and Transactions with Grace," to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information regarding the transaction services agreement.

Notes to Consolidated Financial Statements (unaudited) - Continued

Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes (and any related interest, penalties or audit adjustments) reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries); and Grace is responsible for all U.S. federal, state and foreign income taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. GCP has recorded $7.6 million and $7.2 million of indemnified receivables in "Other assets" and $2.6 million and $2.7 million of indemnified payables in "Other current liabilities" as of March 31, 2018 and December 31, 2017, respectively.
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
14. Operating Segment and Geographic Information
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through two operating segments. Specialty Construction Chemicals operating segment manufactures and markets concrete admixtures and cement additives. Specialty Building Materials operating segment manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, as well as fireproofing and other products designed to protect the building envelope.
The table below presents information related to GCP's operating segments. Corporate expenses directly related to the operating segments are allocated to the segment's operating income. GCP excludes from the segments' operating income certain functional costs, certain impacts of foreign currency exchange (related primarily to Venezuela for periods up through the deconsolidation date of July 3, 2017, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies"), as well as other corporate costs included in the table below. GCP also excludes from the segment's operating income certain ongoing defined benefit pension costs recognized during each reporting period, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance since such costs are not managed at an operating segment level.

Notes to Consolidated Financial Statements (unaudited) - Continued

Operating Segment Data

	Three Months Ended March 31,
(In millions)	2018	2017
Net Sales
Specialty Construction Chemicals	$147.0	$134.0
Specialty Building Materials	103.2	91.3
Total net sales	$250.2	$225.3
Segment Operating Income
Specialty Construction Chemicals segment operating income	$5.9	$8.6
Specialty Building Materials segment operating income	18.1	15.2
Total segment operating income	$24.0	$23.8
Reconciliation of Operating Segment Data to Financial Statements
Total segment operating income for the three months ended March 31, 2018 and 2017, is reconciled below to "Loss from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2018	2017
Total segment operating income	$24.0	$23.8
Corporate costs(1)	(8.9)	(10.2)
Certain pension costs	(1.9)	(2.6)
Repositioning expenses	(0.9)	(2.0)
Restructuring and asset impairments	0.5	(1.1)
Third-party and other acquisition-related costs	(0.8)	(0.4)
Amortization of acquired inventory fair value adjustment	—	(1.5)
Tax indemnification adjustments	—	(2.4)
Net income attributable to noncontrolling interests	0.1	—
Interest expense, net	(12.3)	(17.0)
Loss from continuing operations before income taxes	$(0.2)	$(13.4)
_______________________________

(1)
Management allocates corporate costs to each segment to the extent such costs are directly attributable to the segments. Corporate costs include approximately $3.0 million of allocated costs during the three months ended March 31, 2017 that were previously reported within the Darex operating segment since such costs did not meet the criteria to be reclassified to discontinued operations. As of the third quarter of 2017, the Company began allocating these costs to its remaining operating segments.

Notes to Consolidated Financial Statements (unaudited) - Continued

Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
(In millions)	2018	2017
Net Sales
United States	$116.9	$106.8
Canada and Puerto Rico	6.1	5.1
Total North America	123.0	111.9
Europe Middle East Africa	58.3	45.5
Asia Pacific	52.0	51.2
Latin America	16.9	16.7
Total	$250.2	$225.3
15. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). In accordance with applicable accounting guidance, the assets and liabilities of the Darex business in the delayed close countries are categorized as "Assets held for sale" or "Liabilities held for sale" in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. In addition, Darex results have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and accompanying unaudited Consolidated Statements of Cash Flows for all periods presented.
The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. The delayed closings in Argentina, Colombia and Peru were completed during the three months ended March 31, 2018. The remaining delayed closings are expected to be completed over the following 3 to 21 months. Up to the time of the delayed closings for these countries, the results of the operations of the Darex business in the delayed close countries are reported as “Income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations and reflect an economic benefit payable to or recoverable from Henkel, as applicable for each reporting period, per the Amended Purchase Agreement.
As of December 31, 2017, $68.7 million of liability recorded for the consideration received relating to the delayed closings was recorded in “Other current liabilities” and “Other liabilities." During the three months ended March 31, 2018, GCP recognized a pre-tax gain of $18.5 million which was related to the delayed closings that occurred during the period. The calculation of the pre-tax gain includes the recognition of $25.0 million of liability recorded for the consideration received relating to the delayed closings that occurred in the first quarter of 2018. The remaining liability for the consideration received on the closing date related to the remaining delayed closing countries of $43.1 million and $0.6 million, respectively, is recorded in “Other current liabilities” and "Other liabilities" as of March 31, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

Refer to the table below for a reconciliation of the gain recorded on the sale of the delayed close entities during the three months ended March 31, 2018:

(In millions)
Net proceeds included in gain recognized in 2018	$25.0
Less: Net assets derecognized in 2018	6.5
Gain recognized in 2018 before income taxes	18.5
Less: Tax effect of gain recognized in 2018	8.2
Gain recognized in 2018 after income taxes	$10.3
In connection with the Disposition and related tax gain, as noted above, the Company has recorded tax expense of $8.2 million within discontinued operations for the three months ended March 31, 2018. The tax consequences of the Disposition are complex and the calculation of the provision is based on management’s best estimate using all readily accessible information. Management is in the process of completing further analysis related to the stock basis, earnings and profits, tax pools, transaction costs and other related components associated with the Disposition. Based on the overall complexity of the calculation, management believes that there is a reasonable possibility that differences between the estimated tax provision and actual outcome may result within the next nine months, which could have a material impact on the Company's results of operations.
In connection with the Disposition, the Company and Henkel also entered into a Transition Services Agreement pursuant to which Henkel and the Company will provide various services to each other in connection with the transition of the Darex business to Henkel. The Company and Henkel expect to perform these services, which relate to real estate, information technology, accounts payable, payroll and other financial functions and administrative services, for various periods up to 24 months following the closing date. The charges for such services generally allow the servicing party to recover all out-of-pocket costs and expenses and are recorded in "Other (income) expense, net" on the accompanying unaudited Consolidated Statements of Operations.
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
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. GCP has recorded an indemnification payable of $3.3 million in this regard as a result of the Disposition as of both March 31, 2018 and December 31, 2017.
The components of "Income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations are comprised of the following:

	Three Months Ended March 31,
(In millions)	2018	2017
Net sales	$5.7	$71.8
Cost of goods sold	7.1	45.2
Selling, general and administrative expenses	1.8	14.8
Research and development expenses	—	1.1
Restructuring and asset impairments	1.1	—
Gain on sale of business	(18.5)	—
Other (income) expense, net	(0.2)	0.8
Provision for income taxes	(7.2)	(1.8)
Income from discontinued operations, net of income taxes	$7.2	$8.1

Notes to Consolidated Financial Statements (unaudited) - Continued

The carrying amounts of the major classes of assets and liabilities of Darex classified as held for sale in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 consist of the following:

(In millions)	March 31, 2018	December 31, 2017
Trade accounts receivable	$4.1	$8.4
Inventories	3.5	10.6
Other current assets	0.5	0.7
Current assets held for sale	$8.1	$19.7
Properties and equipment, net	1.9	2.2
Other assets	0.1	0.6
Non-current assets held for sale	$2.0	$2.8
Accounts payable	3.4	6.4
Other current liabilities	0.9	1.4
Current liabilities held for sale	$4.3	$7.8
Underfunded and unfunded defined benefit pension plans	0.3	0.3
Non-current liabilities held for sale	$0.3	$0.3

16. Acquisitions
Acquisitions Completed in 2017
Ductilcrete Technologies
On October 31, 2017, GCP acquired 100% of the share capital of Ductilcrete, a U.S.-based technology leader for concrete engineered systems, for a total cash consideration of $31.8 million, net of $1.5 million of cash acquired. The Company expects that the acquisition of Ductilcrete will expand its technology platform with new product categories and engineered systems that will allow it to access a wider range of customers.
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations ("ASC 805"), and reflected Ductilcrete's operating results from the date of the acquisition within the operating results of the SCC operating segment.
The Company allocated the acquisition purchase price to the assets acquired and liabilities assumed determined from a market participant perspective and recognized the excess as goodwill. As of December 31, 2017, the Company recognized $14.0 million of goodwill, which is tax-deductible and will be amortized for tax purposes over 15 years. The goodwill is attributable to the revenue growth and operating synergies that GCP expects to realize from this acquisition.
During the three months ended March 31, 2018, the Company finalized certain closing adjustments with the seller and its purchase price allocation by recording a $0.3 million reduction in both consideration paid and accounts receivable.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents the aggregate purchase price allocation as of March 31, 2018.

(In millions)	Net Assets Acquired
Accounts receivable	$2.2
Other current assets	0.2
Properties and equipment	0.1
Goodwill	14.0
Intangible assets	15.5
Accounts payable	(0.2)
Net assets acquired	$31.8
Please refer to Note 16, "Acquisitions and Dispositions," to the Company's Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for further information on this acquisition.
Stirling Lloyd
On May 17, 2017, GCP acquired 100% of the share capital of Stirling Lloyd, a UK-based global supplier of high-performance liquid waterproofing and coatings products, for total consideration of $91.1 million, net of $16.1 million of cash acquired. The Company believes that the addition of Stirling Lloyd and its products, which are used for the protection of infrastructure and buildings, opens new growth opportunities by offering additional selling channels for specialized end-market applications.
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, and reflected Stirling Lloyd's operating results from the date of the acquisition within the operating results of the SBM operating segment. The Company allocated the acquisition purchase price to the assets acquired and liabilities assumed determined from a market participant perspective and recognized the excess as goodwill. During 2017, the Company finalized its purchase price allocation. Please refer to Note 16, "Acquisitions and Dispositions" to the Company's Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K for further information on this acquisition.
During the three months ended March 31, 2018, revenue and net (loss) income from Stirling Lloyd and Ductilcrete each and in the aggregate represented less than 10% of the Company's consolidated revenue and loss from continuing operations. The impact of pro forma adjustments resulting from these acquisitions recognized in the Company’s consolidated results of operations during the period then ended was not material.
17. Subsequent Events
Credit Agreement and Senior Notes Debt Obligations
On April 10, 2018, GCP issued $350.0 million aggregate principal amount 5.5% Senior Notes due in 2026. Also, on April 10, 2018, GCP entered into an amendment to its Credit Agreement to, among other things, (i) increase the aggregate principal amount available under our revolving credit facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein. Additionally, the Company borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement on April 10, 2018. The aggregate amount of $587.9 million, which consisted of net proceeds from the issuance of the 5.5% Senior Notes, borrowings under the Credit Agreement and cash on hand, was used to redeem all of the then outstanding $525.0 million aggregate principal amount of the 9.5% Senior Notes maturing in 2023 in accordance with the terms of the indenture governing the 5.5% Senior Notes.
The Company estimates a loss of approximately $60.0 million on the extinguishment of the 5.5% Senior Notes which will be recognized in its results of operations during the three and six months ended June 30, 2018. The final accounting assessment related to the aforementioned transactions will be completed during the second quarter of 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

Acquisition
On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings which owns 100% of RIW Limited, a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. Total cash payment of approximately $28.5 million, net of cash acquired, is subject to normal and customary purchase price adjustments. The acquisition is expected to strengthen GCP’s position in the U.K. waterproofing market and complement its product portfolio by adding waterproofing capabilities for a wider range of projects. The Company expects to report the results of operations for this acquisition within the SBM operating segment starting from the acquisition date. The Company has not presented a purchase price allocation related to fair values of assets acquired and liabilities assumed because the initial accounting for the acquisition was incomplete on the financial statements issuance date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2018 as the "first quarter" and the quarter ended March 31, 2017 as the "prior-year quarter." See Analysis of Operations for a discussion of our non-GAAP performance measures.
Information Related to Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not historical events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual events to materially differ from those contained in the forward-looking statements include, without limitation: risks related to foreign operations, especially in emerging regions; the cost and availability of raw materials and energy; the effectiveness of our research and development and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting our outstanding indebtedness; developments affecting our funded and unfunded pension obligations; our legal and environmental proceedings; uncertainties related to our ability to realize the anticipated benefits of the separation transaction; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission ("SEC") and are available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.
On July 3, 2017, we completed the sale of our Darex business to Henkel AG & Co. KGaA ("Henkel"). The results of operations of the Darex segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Unless otherwise noted, the following discussion and analysis pertains only to our continuing operations.
Results of Operations
Summary Description of Business
We are engaged in the production and sale of specialty construction chemicals and specialty building materials through two global operating segments:

•
Specialty Construction Chemicals. Our Specialty Construction Chemicals ("SCC") operating segment provides products, technologies, and services that reduce the cost and improve the performance and quality of cement, concrete, mortar, masonry and other cementitious-based construction materials.

•
Specialty Building Materials. Our Specialty Building Materials ("SBM") operating segment produces and sells sheet and liquid membrane systems and other products that protect both new and existing structures from water, air, and vapor penetration, as well as from fire damage. We also manufacture and sell specialized cementitious and chemical grouts used for soil consolidation and leak-sealing applications in addition to a moisture barrier system and installation tools for the flooring industry.

We operate our business on a global scale with approximately 53.0% of our annual 2017 net sales generated outside the U.S. We conduct business in over 35 countries and approximately 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows and financial position.
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales increased 11.1% to $250.2 million.

•	Loss from continuing operations attributable to GCP shareholders was $13.8 million, or $0.19 per diluted share, compared to $25.0 million, or $0.35 per diluted share, for the prior-year quarter.

•	Adjusted EBIT increased 20.0% to $13.2 million.

•	Adjusted EPS was $0.01 per diluted share compared to $(0.06) in the prior-year quarter.

•	Adjusted EBIT Return On Invested Capital was 20.2% on a trailing four quarters basis compared with 25.9% for the 2017 first quarter.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared to the corresponding prior-year quarter. Please refer to this Analysis of Operations (the “table”) when reviewing our Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves quarter-to-quarter comparability and provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting and as part of forecasting and budgeting processes since these measures provide additional transparency to our core operations.
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
We define Adjusted EBIT (a non-GAAP financial measure) to be net income (loss) from continuing operations attributable to GCP shareholders adjusted for gains and losses on sales of businesses, product lines and certain other investments; currency and other financial losses in Venezuela; costs related to legacy product, environmental and other claims; restructuring expenses, repositioning and asset impairments; pension costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; third-party and other acquisition-related costs; other financing costs associated with the modification or extinguishment of debt; amortization of acquired inventory fair value adjustments; tax indemnification adjustments; interest income, interest expense and related financing costs; income taxes; and certain other items that are not representative of underlying trends (such as legal settlements). We use Adjusted EBIT to assess and measure our operating performance and determine performance-based compensation. We use Adjusted EBIT as a performance measure because it provides improved quarter-to-quarter comparability for decision-making and compensation purposes and allows management to measure the ongoing earnings results of our strategic and operating decisions.
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
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to income and expenses from restructuring and repositioning activities, which historically has been a material component of our net income (loss) from continuing operations attributable to GCP shareholders. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income as measured under GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income (loss) from continuing operations attributable to GCP shareholders measured under GAAP for a complete understanding of our results of operations.

We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2018	2017	% Change
Net sales:
Specialty Construction Chemicals	$147.0	$134.0	9.7%
Specialty Building Materials	103.2	91.3	13.0%
Total GCP net sales	$250.2	$225.3	11.1%
Net sales by region:
North America	$123.0	$111.9	9.9%
Europe Middle East Africa (EMEA)	58.3	45.5	28.1%
Asia Pacific	52.0	51.2	1.6%
Latin America	16.9	16.7	1.2%
Total net sales by region	$250.2	$225.3	11.1%

Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$5.9	$8.6	(31.4)%
Specialty Building Materials segment operating income	18.1	15.2	19.1%
Corporate costs(B)	(8.9)	(10.2)	12.7%
Certain pension costs(C)	(1.9)	(2.6)	26.9%
Adjusted EBIT (non-GAAP)	13.2	11.0	20.0%
Repositioning expenses	(0.9)	(2.0)	55.0%
Restructuring and asset impairments	0.5	(1.1)	NM
Third-party and other acquisition-related costs	(0.8)	(0.4)	(100.0)%
Amortization of acquired inventory fair value adjustment	—	(1.5)	NM
Tax indemnification adjustments	—	(2.4)	NM
Interest expense, net	(12.3)	(17.0)	27.6%
Income tax expense	(13.5)	(11.6)	(16.4)%
Loss from continuing operations attributable to GCP shareholders (GAAP)	$(13.8)	$(25.0)	44.8%
Diluted EPS from continuing operations (GAAP)	$(0.19)	$(0.35)	45.7%
Adjusted EPS (non-GAAP)	$0.01	$(0.06)	NM

Analysis of Operations (In millions)	Three Months Ended March 31,
	2018	2017	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$46.0	$47.8	(3.8)%
Specialty Building Materials	41.9	39.5	6.1%
Adjusted Gross Profit (non-GAAP)	87.9	87.3	0.7%
Amortization of acquired inventory fair value adjustment	—	(1.5)	NM
Corporate costs and pension costs in cost of goods sold	(0.4)	(0.5)	20.0%
Total GCP Gross Profit (GAAP)	87.5	85.3	2.6%
Gross Margin:
Specialty Construction Chemicals	31.3%	35.7%	(4.4) pts
Specialty Building Materials	40.6%	43.3%	(2.7) pts
Adjusted Gross Margin (non-GAAP)	35.1%	38.7%	(3.6) pts
Amortization of acquired inventory fair value adjustment	—%	(0.7)%	0.7 pts
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.2)%	0.0 pts
Total GCP Gross Margin (GAAP)	34.9%	37.8%	(2.9) pts
Adjusted EBIT(A)(B)(C):
Specialty Construction Chemicals segment operating income	$5.9	$8.6	(31.4)%
Specialty Building Materials segment operating income	18.1	15.2	19.1%
Corporate and certain pension costs	(10.8)	(12.8)	15.6%
Total GCP Adjusted EBIT (non-GAAP)	13.2	11.0	20.0%
Depreciation and amortization:
Specialty Construction Chemicals	$6.0	$5.1	17.6%
Specialty Building Materials	3.4	2.9	17.2%
Corporate	0.8	0.4	100.0%
Total GCP depreciation and amortization	10.2	8.4	21.4%
Adjusted EBITDA:
Specialty Construction Chemicals	$11.9	$13.7	(13.1)%
Specialty Building Materials	21.5	18.1	18.8%
Corporate and certain pension costs	(10.0)	(12.4)	19.4%
Total GCP Adjusted EBITDA (non-GAAP)	23.4	19.4	20.6%
Adjusted EBIT Margin:
Specialty Construction Chemicals	4.0%	6.4%	(2.4) pts
Specialty Building Materials	17.5%	16.6%	0.9 pts
Total GCP Adjusted EBIT Margin (non-GAAP)	5.3%	4.9%	0.4 pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	8.1%	10.2%	(2.1) pts
Specialty Building Materials	20.8%	19.8%	1.0 pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	9.4%	8.6%	0.8 pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2018	March 31, 2017
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$129.6	$125.3
Invested Capital:
Trade accounts receivable	194.6	169.4
Inventories	114.6	101.3
Accounts payable	(133.7)	(104.7)
Invested working capital	175.5	166.0
Other current assets (excluding income taxes)	38.4	35.0
Properties and equipment, net	220.1	191.5
Goodwill	202.9	115.1
Technology and other intangible assets, net	91.1	51.0
Other assets (excluding capitalized financing fees)	26.7	19.7
Other current liabilities (excluding income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture)	(95.7)	(81.4)
Other liabilities (excluding other postretirement benefits liability and liabilities incurred in association with the Darex divestiture)	(18.6)	(13.8)
Total invested capital	$640.4	$483.1
Adjusted EBIT Return On Invested Capital (non-GAAP)	20.2%	25.9%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Our segment operating income includes only our share of income of consolidated joint ventures.

(B)
Management allocates corporate costs to each segment to the extent such costs are directly attributable to the segments. Corporate costs include approximately $3.0 million of allocated costs in the three months ended March 31, 2017 that were previously reported within the Darex operating segment since such costs did not meet the criteria to be reclassified to discontinued operations. As of the third quarter of 2017, we began allocating these costs to its remaining operating segments.

(C)
Certain pension costs include only ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits. SCC and SBM segment operating income and corporate costs do not include any amounts for pension expense. Other pension-related costs including annual mark-to-market adjustments, actuarial gains and losses, gains or losses from curtailments and terminations and other related costs are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of our businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments, actuarial gains and losses and other related costs relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of our businesses.

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$(0.19)				$(0.35)
Repositioning expenses	$0.9	$0.2	$0.7	0.01	$2.0	$0.8	$1.2	0.02
Restructuring and asset impairments	(0.5)	(0.1)	(0.4)	(0.01)	1.1	0.3	0.8	0.01
Third-party and other acquisition-related costs	0.8	0.2	0.6	0.01	0.4	0.2	0.2	—
Amortization of acquired inventory fair value adjustment	—	—	—	—	1.5	0.6	0.9	0.01
Tax indemnification adjustments	—	—	—	—	2.4	0.9	1.5	0.02
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	(13.5)	13.5	0.19	—	(16.7)	16.7	0.23
Adjusted EPS (non-GAAP)				$0.01				$(0.06)
GCP Overview
Following is an overview of our financial performance for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin
The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product prices and the impact of currency exchange for the quarter.

	Three Months Ended March 31, 2018 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	5.8%	0.7%	3.2%	9.7%
Specialty Building Materials	10.6%	(1.0)%	3.4%	13.0%
Net sales	7.7%	0.1%	3.3%	11.1%
By Region:
North America	9.5%	0.2%	0.2%	9.9%
Europe Middle East Africa	16.7%	1.3%	10.1%	28.1%
Asia Pacific	(2.4)%	(1.3)%	5.3%	1.6%
Latin America	2.2%	—%	(1.0)%	1.2%
Net sales of $250.2 million for the first quarter increased $24.9 million, or 11.1%, compared with the prior-year quarter. The increase was primarily due to higher sales volumes in North America and EMEA and favorable foreign exchange, as the U.S. dollar weakened. Sales volumes in North America and EMEA benefited from strong economic conditions and the acquisitions of Stirling Lloyd and Ductilcrete in the second and fourth quarter of 2017, respectively. The increase in sales volumes was partially offset by share loss in Asia Pacific, the sale of Halex’s non-core tack strip product line in the second quarter of 2017 and the deconsolidation of Venezuela as of the third quarter of 2017.
GCP's gross margin of 34.9% decreased 290 basis points and GCP's Adjusted Gross Margin of 35.1% decreased 360 basis points for the first quarter compared with the prior-year quarter. The declines were primarily due to higher raw material and logistics costs, as discussed further in the "Operating Segment Overview" section below.
Loss from Continuing Operations Attributable to GCP Shareholders
Loss from continuing operations attributable to GCP shareholders was $13.8 million for the first quarter of 2018, compared to $25.0 million for the prior-year quarter. The change was primarily due to lower interest expense, lower restructuring and repositioning expenses and the change in "Other income (expense), net" in the accompanying unaudited Consolidated Statements of Operations, which includes income from our transition services agreements with Henkel relating to the sale of Darex.
.

Adjusted EBIT
Adjusted EBIT was $13.2 million for the first quarter of 2018, an increase of 20.0% compared with the prior-year quarter. The increase was due to improved operating leverage from higher sales volumes and cost savings associated with our restructuring plan, partially offset by higher selling, general and administrative expenses from our acquisitions.
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the first quarter decreased to 20.2% on a trailing four quarters basis from 25.9% on the same basis for the prior-year quarter. The decrease was mainly driven by a 32.6% increase in invested capital that resulted primarily from higher goodwill associated with our acquisitions, partially offset by a 3.4% increase in Adjusted EBIT for the trailing four quarters.
We manage our operations with the objective of maximizing sales, earnings and cash flow over time which requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, in making operating and investment decisions and in balancing the growth and profitability of our operations. Generally, we favor those businesses and investments that provide the highest return on invested capital.

Operating Segment Overview—Specialty Construction Chemicals (SCC)
Following is an overview of the financial performance of SCC for the first quarter compared with the corresponding prior-year quarter.
Net Sales and Gross Margin—SCC
Net sales were $147.0 million for the first quarter, an increase of 9.7% compared with the prior-year quarter. The increase in net sales was due primarily to higher sales volumes, favorable foreign exchange in all regions, and price increases in North America, EMEA and Latin America.
Sales volumes increased 5.8% primarily due to growth in North America and EMEA. Sales volumes increased 5.2% in our Concrete business due to increased project activity and the Ductilcrete acquisition in North America and stronger demand in EMEA, partially offset by share loss in Asia Pacific and the deconsolidation of Venezuela within the Latin America region. Sales volumes in our Cement business increased 7.7%, primarily due to growth in EMEA, Asia Pacific, and Latin America.
Gross profit was $46.0 million for the first quarter, a decrease of $1.8 million, or 3.8%, compared with the prior-year quarter. Gross margin was 31.3%, compared with 35.7% for the prior-year quarter. The decrease in gross margin was primarily due to increases in raw material and logistics costs, partially offset by price increases that went into effect towards the end of the quarter.

Segment Operating Income and Operating Margin—SCC
Segment operating income was $5.9 million for the first quarter, a decrease of $2.7 million, or 31.4%, compared with the prior-year quarter. Segment operating margin was 4.0% compared with 6.4% for the prior-year quarter. The decrease in segment operating income and segment operating margin was primarily due to the deconsolidation of Venezuela in the third quarter of 2017 and lower gross margin, partially offset by cost savings associated with our restructuring plan. During the prior-year quarter, SCC’s Venezuelan operations contributed net sales of $3.1 million, gross profit of $2.3 million, and operating income of $2.0 million. There was no such impact in the first quarter of 2018 since the Venezuelan entity was deconsolidated as of July 3, 2017.

Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the first quarter compared with the corresponding prior-year quarter.
Net Sales and Gross Margin—SBM
Net sales were $103.2 million for the first quarter, an increase of 13.0% compared with the prior-year quarter. The increase in net sales was due primarily to higher volumes and favorable foreign exchange rates in all regions, partially offset by price declines in North America.
Sales volumes increased 10.6% primarily due to growth in EMEA, North America and Latin America. Sales volumes increased 21.0% in our Building Envelope business primarily due to stronger project activity in North America and the acquisition of Stirling Lloyd in EMEA. Residential sales volumes increased 10.1% due to stronger demand, while Specialty Construction Products' volume declined 6.5%, as volume growth in our Fire Protection and Injections businesses was offset by the divestiture of Halex’s non-core tack strip business.
Gross profit was $41.9 million for the first quarter, an increase of 6.1% from the prior-year quarter due to higher sales volumes and the impact of the Stirling Lloyd acquisition. Gross margin was 40.6% compared with 43.3% for the prior-year quarter primarily due to increases in raw material costs, partially offset by productivity gains.

Segment Operating Income and Operating Margin—SBM
Segment operating income was $18.1 million for the first quarter, an increase of 19.1% from the prior-year quarter. Segment operating margin for the first quarter was 17.5%, an increase from 16.6% in the prior-year quarter. The increase in segment operating margin was primarily due to improved operating leverage from higher sales volumes and lower operating expenses due to cost savings associated with our restructuring plan, partially offset by lower gross margins.

Corporate Overview
Corporate costs include certain functional costs, the impacts of foreign exchange and other costs, such as certain performance-based employee incentive compensation and public company costs that are not allocated to our operating segments. Corporate costs were $8.9 million for the first quarter, a decrease of 12.7% compared with the prior-year quarter. The decrease was primarily due to costs included in the prior-year quarter that were subsequently eliminated as a result of the 2017 restructuring program or allocated out to our remaining operating segments after the July 3, 2017 closing date of the Darex sale.
Defined Benefit Pension Expense
Defined benefit pension expense includes costs relating to U.S. and non-U.S. defined benefit pension plans that provide benefits to employees, as well as retirees and former employees of divested businesses where we retained these obligations.
Certain pension costs for the first quarter were $1.9 million compared with $2.6 million for the corresponding prior-year quarter. The decrease primarily relates to greater expected return on plan assets due to the $40.0 million contribution to the U.S. plans in December 2017.
We did not incur any "pension mark-to-market and other related costs, net" in the first quarter or the prior-year quarter.
Restructuring and Repositioning Expenses
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, the Board of Directors of GCP approved a restructuring and repositioning plan that includes actions to streamline our operations, reduce our global cost structure and reposition us as a construction products technologies company.
We expect to incur total costs under the 2017 Plan of approximately $32 million to $34 million, of which costs ranging from $24 million to $25 million are related to restructuring activities, and costs ranging from $8 million to $9 million are related to repositioning activities.
Total expected restructuring activity costs consist of $21 million to $22 million of severance and other employee-related costs, $1.4 million of asset impairments, and $1.6 million of facility exit costs and are attributable as follows: (i) $5 million to the SCC segment, (ii) $4 million to the SBM segment, (iii) $3 million to $4 million to the Corporate function and (iv) $12 million to discontinued operations. The restructuring activities are expected to be substantially completed by December 31, 2018.

We also expect to incur approximately $10 million to $15 million of capital expenditures related to repositioning activities, which includes the build-out of three manufacturing plants in Asia Pacific that will replace shared facilities sold as a part of the Darex divestiture. We expect all of these repositioning activities to be classified within continuing operations and should be substantially completed by December 31, 2019.
As of March 31, 2018, the cumulative restructuring activity costs recognized under the 2017 Plan were approximately $21 million, of which $5 million was attributable to the SCC segment, $4 million was attributable to the SBM segment, $3 million attributable to the Corporate function and $9 million attributable to discontinued operations. Of the $21 million incurred to date, approximately $19 million related to severance and employee-related costs and $2 million related to asset impairments and facility exit costs.
Upon conclusion of the 2017 Plan, we expect to achieve net annualized cost reductions of approximately $24 million to $28 million. We expect approximately $9 million to $13 million of these net annualized cost reductions to benefit continuing operations and approximately $15 million to be related to discontinued operations. While we expect the cost reduction to be phased-in over the completion of the 2017 Plan, we expect that the cost recovery generated from the Transition Services Agreement with Henkel, as described in Note 15, "Discontinued Operations" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q, will largely offset the cost that will be eliminated upon completion of the program. During the first quarter of 2018, we achieved net cost reductions of approximately $7 million, of which $3 million and $4 million, respectively, related to continuing operations and discontinued operations. These net cost reductions are included in "Selling, general and administrative expenses".
Restructuring Expenses and Asset Impairments
The following table summarizes restructuring expenses and asset impairments related to the 2017 Plan and other plans:

	Three Months Ended March 31,
(In millions)	2018	2017
Severance and other employee costs	$0.2	$0.8
Asset impairments	0.4	0.3
Total restructuring and asset impairments	$0.6	$1.1
Less: restructuring and asset impairments reflected in discontinued operations	1.1	—
Total restructuring and asset impairments from continuing operations	$(0.5)	$1.1
For further information on our restructuring activities, please refer to Note 9, "Restructuring Expenses and Repositioning Expenses" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" on this Quarterly Report on Form 10-Q.
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
During the first quarter of 2018, we incurred repositioning expenses related to the 2017 Plan of $0.9 million, substantially all of which were related to consulting and other professional service fees and employee-related costs associated with our organizational realignment. No repositioning expenses related to the 2017 Plan were incurred during the first quarter of 2017 since the plan was initiated during the second quarter of 2017. Total cash payments associated with the 2017 Plan were $2.9 million during the first quarter of 2018.
In addition, we expect to incur approximately $10 million to $15 million in capital expenditures related to repositioning activities, which includes the build-out of three manufacturing plants in Asia Pacific that will replace shared facilities sold with the Darex divestiture. As of March 31, 2018, we have incurred approximately $2.2 million of capital expenditures related with the plan. We expect all of our repositioning activities to be classified within continuing operations and be substantially completed by December 31, 2019.

Separation-Related Repositioning Expenses
Post-Separation from Grace, we incurred expenses related to our transition to a stand-alone public company and completed these activities as of December 31, 2017. We incurred total cumulative costs of $20.6 million in connection with these activities. We did not incur any costs related to such activities during the first quarter of 2018. Please refer to Note 10, "Restructuring and Repositioning Expenses" to our Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information on expenses.
Separation-related repositioning expenses for the three months ended March 31, 2017 were as follows:

Three Months Ended March 31,
(In millions)	2017
Professional fees	$1.4
Software and IT implementation fees	0.3
Employee-related costs	0.3
Total	$2.0
We exclude restructuring and repositioning expenses from Adjusted EBIT, as discussed in the "Results of Operations" section above.
Interest and Financing Expenses
Net interest and financing expenses were $13.8 million for the first quarter of 2018 compared to $17.0 million in the corresponding prior-year quarter, a decrease of 18.8%. The decrease resulted primarily from the repayment of our Term Loan principal balance outstanding under our Credit Agreement during the third quarter of 2017. As a result, no interest expenses related to the Term Loan were incurred during the first quarter of 2018.
Income Taxes
The income tax expense attributable to continuing operations for the first quarter of 2018 and prior-year quarter was $13.5 million and $11.6 million, respectively. The effective tax rate was 6,750.0% and 86.6%, respectively, during the three months ended March 31, 2018 and 2017. The difference between the provision for income taxes at the U.S. federal income tax rate of 21% and our overall income tax rate for the first quarter of 2018 is primarily due to changes in estimates related to the 2017 Tax Act, resulting in an increase in income tax expense of $12.5 million. The difference for the prior-year quarter was primarily due to income tax valuation allowance charges of $13.8 million and $1.9 million of tax expense on undistributed foreign earnings.
Tax Reform
During the year ended December 31, 2017, we recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which is comprised of a $70.5 million Transition Toll Tax and an $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.
During the first quarter of 2018, we recorded an increase to the provisional net charge related to the 2017 Tax Act provisions of $12.5 million. This consisted of a decrease of $5.2 million related to the Transition Toll Tax, an increase of $17.4 million related to capital gain treatment triggered in 2017 due to the 2017 Tax Act, and an increase of $0.3 million deferred tax expense related to executive compensation.
The final determination of the Transition Toll Tax and remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.
For additional information related to the 2017 Tax Act, please refer to Note 5, "Income Taxes", to our Consolidated Financial Statements included in our 2017 Annual Report in the Form 10-K.

Repatriation
During the first quarter of 2017, we determined it could no longer assert it is indefinitely reinvested in Mexico because that entity is anticipated to be sold as part of the Darex transaction. The tax associated with its outside book and tax basis difference in Mexico was recorded during the quarter as a discrete item resulting in a tax expense of $1.9 million.
We will continually analyze and evaluate our cash needs to determine the appropriateness of our indefinite reinvestment assertion, including further assessment under the 2017 Tax Act. We consider its assertion of indefinite reinvestment provisional as of March 31, 2018.
Please refer to Note 5, "Income Taxes," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" on this Quarterly Report on Form 10-Q for additional information.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at March 31, 2018.
Our principal uses of cash generally have been capital investments, acquisitions and working capital investments. We believe our liquidity and capital resources, including cash on hand, cash we expect to generate during 2018 and thereafter, future borrowings if any, and other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and to meet our debt obligations.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions and for general corporate purposes.
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. In the first quarter of 2018, we completed the delayed closings in Argentina, Colombia and Peru and recognized a pre-tax gain of $18.5 million associated with these delayed closings. We expect to complete the remaining delayed closings for China, Indonesia and Venezuela over the following three to 21 months. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “Income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, which are adjusted for an economic benefit (payable to) or recovered from Henkel. The assets and liabilities of the Darex business in the remaining delayed close countries are categorized as assets or liabilities held for sale in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.
Cash Resources and Available Credit Facilities
At March 31, 2018, we had available liquidity of $868.6 million, consisting of $592.9 million in cash and cash equivalents, of which $147.2 million was held in the U.S., $240.0 million available under our revolving credit facility, and $35.7 million of available liquidity under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.

The following table summarizes our non-U.S. credit facilities as of March 31, 2018:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$13.6	$5.7	Open end
India	12.0	2.2	2/3/2021
Korea	5.0	5.0	2/3/2021
Canada	5.8	1.9	2/3/2021
Brazil	2.7	2.7	4/30/2018
Mexico	2.5	2.5	3/31/2019
United Arab Emirates	2.5	2.5	12/31/2018
Other countries	14.6	13.2	Open end
Total	$58.7	$35.7

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash used in operating activities from continuing operations	$(8.5)	$(28.0)
Net cash used in investing activities from continuing operations	(17.6)	(9.8)
Net cash provided by (used in) financing activities from continuing operations	0.8	(8.8)
Net cash used in operating activities from continuing operations for the first quarter was $8.5 million, compared with net cash used in operating activities of $28.0 million for the prior-year quarter. The year-over-year change was primarily due to a decrease in the change in accounts receivable and a decrease in cash paid for interest related to our Credit Agreement, partially offset by a decrease in the change of accounts payable, an increase in pension plan contributions, and an increase in cash payments for restructuring and repositioning.
Net cash used in investing activities from continuing operations for the first quarter was $17.6 million, compared with $9.8 million for the prior-year quarter. The year-over-year change was primarily due to an increase in capital expenditures in the first quarter of 2018 compared to the prior-year quarter, and a decrease in cash inflows from other investing activities driven by receipt of cash in the first quarter of 2017 in connection with post-closing adjustments related to the Halex acquisition.
Net cash provided by financing activities from continuing operations for the first quarter was $0.8 million, compared with net cash used in financing activities of $8.8 million in the prior-year quarter. The year-over-year change in cash flow was primarily due to a decrease in repayments under our credit arrangements during the first quarter of 2018 compared to the prior-year quarter.
Included in net cash used in operating activities from continuing operations for the first quarter of 2018 and prior-year quarter, are restructuring payments of $1.8 million and $0.3 million, respectively, and repositioning payments of $1.6 million and $1.1 million, respectively, for the first quarter of 2018 and prior-year quarter. These cash flows totaled $3.4 million and $1.4 million, respectively, for the first quarter and prior-year quarter.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at March 31, 2018 and December 31, 2017 was $542.9 million and $544.3 million, respectively. The interest on our outstanding debt is payable semi-annually in arrears on February 1st and August 1st of each year. Please refer to Note 4, "Debt and Other borrowings," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for additional information regarding our debt.
On July 3, 2017, we completed the sale of Darex to Henkel for approximately $1.06 billion in cash, subject to working capital and certain other adjustments. The sale of Darex is a permitted transaction under our Credit Agreement and the Indenture governing the 9.5% Senior Notes. Under the Credit Agreement and the Indenture governing the 9.5% Senior Notes, we are required to use net cash proceeds from the sale to prepay debt or make investments in the business over a period of approximately 18 months. During 2017, we fully repaid the outstanding principal balance on the Term Loan together with accrued and unpaid interest and extinguished the Term Loan under the Credit Agreement.

On April 10, 2018, we entered into an amendment to our Credit Agreement to, among other things, (i) increase the aggregate principal amount available under our revolving credit facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023, and (iii) make certain other changes to the covenants and other provisions therein. Additionally, we borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement on April 10, 2018. The aggregate amount of $587.9 million, which consisted of net proceeds from the issuance of the 5.5% Senior Notes due in 2016 (the "5.5% Senior Notes"), borrowings under the Credit Agreement and cash on hand, was used to redeem all of then outstanding $525.0 million aggregate principal amount of the 9.5% Senior Notes maturing in 2023 (the "9.5% Senior Notes") in accordance with the terms of the indenture. We estimate a loss of approximately $60.0 million on the extinguishment of the 5.5% Senior Notes which will be recognized in our results of operations during the second quarter of 2018. The final accounting assessment related to the aforementioned transactions will be completed during the second quarter of 2018.
Interest on the 5.5% Senior Notes of $9.6 million is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2018. The 5.5% Senior Notes will mature on April 15, 2026. We may, at our option, at any time prior to April 15, 2021, redeem the 5.5% Senior Notes in whole or in part at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date plus a “make-whole” premium. In addition, we may, at our option, redeem up to 40% of the 5.5% Senior Notes at any time prior to April 15, 2021 with the net cash proceeds from certain equity offerings at the redemption price set forth in the Indenture governing the Notes (the "Indenture") plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time on or after April 15, 2021, we may, at our option, redeem the 5.5% Senior Notes in whole or in part at the redemption prices set forth in the Indenture.
The Indenture contains covenants that limit our and our subsidiaries' ability, subject to certain exceptions and qualifications set forth therein, to (i) create or incur liens on certain assets, (ii) incur additional debt, (iii) make certain investments and acquisitions, (iv) consolidate, merge, or convey, transfer, or lease all or substantially all of their assets, (v) sell certain assets, (vi) pay dividends on or make distributions in respect of our capital stock or make other restricted payments, (vii) enter into certain transactions with our affiliates and (viii) place restrictions on distributions from and other actions by subsidiaries.
Other Contractual Obligations and Contingencies
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. During the quarter ended March 31, 2018, there were no material changes to our contractual obligations as previously reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” our Annual Report on Form 10-K for the year ended December 31, 2017.
Please refer to Note 8, "Commitments and Contingent Liabilities," in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for a discussion of financial assurances and other contingencies.
Employee Benefit Plans
During the first quarter of 2018 and prior-year quarter, we did not contribute any funds to the U.S. qualified pension plans.
We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $3.4 million to these non-U.S. plans during the first quarter of 2018, including a $2.9 million discretionary contribution to a pension plan in Brazil. We contributed $0.8 million to these plans during the prior-year quarter.
Please refer to Note 6, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for further discussion on our pension plans.

Inflation
We recognize that inflationary pressures may have an adverse effect on us through higher asset replacement costs and higher raw material and other operating costs. We try to minimize these impacts through effective control of operating expenses and productivity improvements, as well as price increases to customers.
We estimate that the cost of replacing our property and equipment today is greater than its historical cost. Accordingly, our depreciation expense would be greater if the expense were stated on a current cost basis.
Venezuela
We deconsolidated our GCP Venezuela operations as of July 3, 2017 and the operating results of GCP Venezuela are no longer included in our consolidated financial results subsequent to that date. During the prior-year quarter, GCP Venezuela contributed net sales of $3.1 million, gross profit of $2.3 million and operating income of $1.9 million within continuing operations.
In periods subsequent to the deconsolidation, we began accounting for GCP Venezuela using the cost method of accounting. The remaining investment in GCP Venezuela included in our unaudited Consolidated Balance Sheets included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is immaterial.
Critical Accounting Policies and Estimates
For information on our significant accounting policies and estimates, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
Effective January 1, 2018, we adopted Accounting Standard Update (the "ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The impact of this adoption was deemed immaterial to our net sales, loss from continuing operations before income taxes, loss from continuing operations, and net loss during the quarter ended March 31, 2018. For further discussion of recently issued and adopted accounting pronouncements applicable to our unaudited Consolidated Financial Statements and their potential effect on our results of operations, financial position and related disclosures, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report"), more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and the information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our 2017 Annual Report are incorporated herein by reference.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 8 "Commitments and Contingent Liabilities" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.
Item 1A.    RISK FACTORS
There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2017.
Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
4.1
Indenture, dated as of April 10, 2018, among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to GCP’s Current Report on Form 8-K filed on April 10, 2018).

4.2	Form of 5.500% Note due 2026 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to GCP’s Current Report on Form 8-K filed on April 10, 2018).
10.1
Second Amendment to Credit Agreement, dated as of April 10, 2018, by and among GCP Applied Technologies Inc., GCP Applied Technologies Limited, GCP Applied Technologies N.V., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated herein by reference to Exhibit 10.1 to GCP’s Current Report on Form 8-K filed on April 10, 2018).

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

GCP Applied Technologies Inc. (Registrant)

Date: May 8, 2018	By:	/s/ GREGORY E. POLING
Gregory E. Poling President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2018	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
4.1
Indenture, dated as of April 10, 2018, among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to GCP’s Current Report on Form 8-K filed on April 10, 2018).

4.2	Form of 5.500% Note due 2026 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to GCP’s Current Report on Form 8-K filed on April 10, 2018).
10.1
Second Amendment to Credit Agreement, dated as of April 10, 2018, by and among GCP Applied Technologies Inc., GCP Applied Technologies Limited, GCP Applied Technologies N.V., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated herein by reference to Exhibit 10.1 to GCP’s Current Report on Form 8-K filed on April 10, 2018).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan.