Form 10-Q
period 2018-06-30
GCP Applied Technologies Inc.
filed 2018-08-08
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $0.01 par value per share	72,157,729 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net sales	$302.8	$287.2	$553.0	$512.5
Cost of goods sold	191.1	172.2	353.8	312.2
Gross profit	111.7	115.0	199.2	200.3
Selling, general and administrative expenses	77.6	72.8	152.5	145.6
Research and development expenses	5.3	5.2	10.2	10.0
Interest expense and related financing costs	66.7	17.5	80.5	34.5
Repositioning expenses	1.2	3.7	2.1	5.7
Restructuring and asset impairments	(0.6)	9.8	(1.1)	10.9
Loss in Venezuela	—	1.6	—	1.6
Other income, net	(4.1)	(3.6)	(10.4)	(2.6)
Total costs and expenses	146.1	107.0	233.8	205.7
(Loss) income from continuing operations before income taxes	(34.4)	8.0	(34.6)	(5.4)
Income tax benefit (expense)	5.3	(6.6)	(8.2)	(18.2)
(Loss) income from continuing operations	(29.1)	1.4	(42.8)	(23.6)
Income (loss) from discontinued operations, net of income taxes	1.3	(6.0)	8.5	2.1
Net loss	(27.8)	(4.6)	(34.3)	(21.5)
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.1)
Net loss attributable to GCP shareholders	$(27.9)	$(4.7)	$(34.5)	$(21.6)
Amounts Attributable to GCP Shareholders:
(Loss) income from continuing operations attributable to GCP shareholders	(29.2)	1.3	(43.0)	(23.7)
Income (loss) from discontinued operations, net of income taxes	1.3	(6.0)	8.5	2.1
Net loss attributable to GCP shareholders	$(27.9)	$(4.7)	$(34.5)	$(21.6)
(Loss) Earnings Per Share Attributable to GCP Shareholders
Basic (loss) earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.40)	$0.02	$(0.60)	$(0.33)
Income (loss) from discontinued operations, net of income taxes	$0.02	$(0.08)	$0.12	$0.03
Net loss attributable to GCP shareholders(1)	$(0.39)	$(0.07)	$(0.48)	$(0.30)
Weighted average number of basic shares	72.1	71.5	72.0	71.0
Diluted (loss) earnings per share:(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.40)	$0.02	$(0.60)	$(0.33)
Income (loss) from discontinued operations, net of income taxes	$0.02	$(0.08)	$0.12	$0.03
Net loss attributable to GCP shareholders(1)	$(0.39)	$(0.07)	$(0.48)	$(0.30)
Weighted average number of diluted shares	72.1	72.7	72.0	71.0
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect only applicable to periods where there is income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$289.3	$721.5
Trade accounts receivable (including allowances of $5.3 and $5.7, respectively)	215.8	217.1
Inventories, net	114.8	106.3
Other current assets	44.9	48.6
Current assets held for sale	8.0	19.7
Total Current Assets	672.8	1,113.2
Properties and equipment, net	217.3	216.6
Goodwill	212.1	198.2
Technology and other intangible assets, net	95.2	91.8
Deferred income taxes	27.4	30.2
Overfunded defined benefit pension plans	26.3	26.4
Other assets	31.5	23.8
Non-current assets held for sale	2.4	2.8
Total Assets	$1,285.0	$1,703.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$18.4	$24.0
Accounts payable	132.4	134.8
Other current liabilities	151.5	316.2
Current liabilities held for sale	3.5	7.8
Total Current Liabilities	305.8	482.8
Debt payable after one year	346.7	520.3
Income taxes payable	49.2	58.3
Deferred income taxes	15.5	14.7
Unrecognized tax benefits	43.0	42.4
Underfunded and unfunded defined benefit pension plans	56.1	57.1
Other liabilities	19.8	35.1
Non-current liabilities held for sale	0.3	0.3
Total Liabilities	836.4	1,211.0
Commitments and Contingencies - Note 8
Stockholders' Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,156,872 and 71,754,344, respectively	0.7	0.7
Paid-in capital	40.8	29.9
Accumulated earnings	514.2	548.7
Accumulated other comprehensive loss	(104.4)	(85.7)
Treasury stock	(4.7)	(3.4)
Total GCP's Shareholders' Equity	446.6	490.2
Noncontrolling interests	2.0	1.8
Total Stockholders' Equity	448.6	492.0
Total Liabilities and Stockholders' Equity	$1,285.0	$1,703.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net loss	$(27.8)	$(4.6)	$(34.3)	$(21.5)
Other comprehensive (loss) income:
Defined benefit pension and other postretirement plans, net of income taxes	(0.6)	—	(0.6)	—
Currency translation adjustments	(32.5)	4.2	(18.2)	16.8
Gain (loss) from hedging activities, net of income taxes	0.1	(0.6)	0.1	(0.6)
Total other comprehensive (loss) income	(33.0)	3.6	(18.7)	16.2
Comprehensive loss	(60.8)	(1.0)	(53.0)	(5.3)
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.1)
Comprehensive loss attributable to GCP shareholders	$(60.9)	$(1.1)	$(53.2)	$(5.4)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings / (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2016	71.2	$0.7	0.1	$(2.1)	$11.0	$(4.7)	$(147.6)	$3.7	$(139.0)
Net (loss) income	—	—	—	—	—	(21.6)	—	0.1	(21.5)
Issuance of common stock in connection with stock plans	0.1	0.1	—	—	—	—	—	—	0.1
Share-based compensation	—	—	—	—	5.7	—	—	—	5.7
Exercise of stock options	0.4	—	—	—	6.2	—	—	—	6.2
Share repurchases(1)	—	—	—	(1.0)	—	—	—	—	(1.0)
Other comprehensive income	—	—	—	—	—	—	16.2	—	16.2
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2017	71.7	$0.8	0.1	$(3.1)	$22.9	$(26.3)	$(131.4)	$2.8	$(134.3)
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$(85.7)	$1.8	$492.0
Net (loss) income	—	—	—	—	—	(34.5)	—	0.2	(34.3)
Issuance of common stock in connection with stock plans	0.2	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5.8	—	—	—	5.8
Exercise of stock options	0.3	—	—	—	5.1	—	—	—	5.1
Share repurchases	—	—	0.1	(1.3)	—	—	—	—	(1.3)
Other comprehensive loss	—	—	—	—	—	—	(18.7)	—	(18.7)
Balance, June 30, 2018	72.4	$0.7	0.2	$(4.7)	$40.8	$514.2	$(104.4)	$2.0	$448.6
________________________________

(1)
For the six months ended June 30, 2017, GCP repurchased approximately 37,000 shares of Company common stock for $1.0 million in connection with its equity compensation programs. The number of such shares repurchased is not included in the table above due to rounding.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net loss	$(34.3)	$(21.5)
Less: Income from discontinued operations	8.5	2.1
Loss from continuing operations	(42.8)	(23.6)
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	20.8	17.2
Amortization of debt discount and financing costs	0.9	1.6
Stock-based compensation expense	5.3	5.3
Unrealized gain on foreign currency	(0.8)	—
Gain on termination and curtailment of pension and other postretirement plans	(0.1)	(5.1)
Currency and other losses in Venezuela	—	2.9
Deferred income taxes	(6.0)	12.6
Loss on debt refinancing	59.8	—
Gain on disposal of property and equipment	(1.1)	(0.8)
Loss on sale of product line	—	2.1
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(3.3)	(34.5)
Inventories	(10.7)	(11.5)
Accounts payable	5.2	17.1
Pension assets and liabilities, net	(0.4)	3.1
Other assets and liabilities, net	(36.4)	(10.7)
Net cash used in operating activities from continuing operations	(9.6)	(24.3)
Net cash (used in) provided by operating activities from discontinued operations	(124.9)	8.4
Net cash used in operating activities	(134.5)	(15.9)
INVESTING ACTIVITIES
Capital expenditures	(27.6)	(21.5)
Businesses acquired, net of cash acquired	(29.8)	(87.7)
Proceeds from sale of product line	—	2.9
Other investing activities	(2.8)	3.1
Net cash used in investing activities from continuing operations	(60.2)	(103.2)
Net cash used in investing activities from discontinued operations	(0.2)	(3.3)
Net cash used in investing activities	(60.4)	(106.5)
FINANCING ACTIVITIES
Borrowings under credit arrangements	53.5	116.1
Repayments under credit arrangements	(58.4)	(15.2)
Proceeds from issuance of long term notes	350.0	—
Repayments of long term note obligations	(578.3)	—
Cash paid for debt financing costs	(6.9)	—
Share repurchases	(1.3)	(1.0)
Proceeds from exercise of stock options	5.1	5.7
Noncontrolling interest dividend	—	(0.6)
Other financing activities	(0.2)	—
Net cash (used in) provided by financing activities from continuing operations	(236.5)	105.0
Net cash provided by financing activities from discontinued operations	—	0.5
Net cash (used in) provided by financing activities	(236.5)	105.5
Effect of currency exchange rate changes on cash and cash equivalents	(0.8)	0.9
Decrease in cash and cash equivalents	(432.2)	(16.0)
Cash and cash equivalents, beginning of period	721.5	163.3
Cash and cash equivalents, end of period	289.3	147.3
Less: Cash and cash equivalents of discontinued operations	—	19.1
Cash and cash equivalents of continuing operations, end of period	$289.3	$128.2

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
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K"). The accompanying Consolidated Balance Sheet as of December 31, 2017 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and six-months period ended June 30, 2018 are not necessarily indicative of the results of operations for the year ending December 31, 2018.
Discontinued Operations
As noted above, on July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as "held for sale" in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, as discussed further in Note 15, "Discontinued Operations". Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and accompanying unaudited Consolidated Statements of Cash Flows for all periods presented.
As of December 31, 2017, $68.7 million of liability recorded for the consideration received relating to the delayed closings was recorded in “Other current liabilities” and “Other liabilities” in the accompanying unaudited Consolidated Balance Sheets. During the six months ended June 30, 2018, GCP recognized a pre-tax gain on the sale of Darex of $18.5 million, which was $10.3 million after tax, and reduced the liability related to the consideration received for the delayed close countries by $25.0 million. As of June 30, 2018, the remaining liability for the consideration received was $43.7 million.
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

In periods subsequent to July 3, 2017, the Company’s financial results do not include the operating results of GCP Venezuela. The Company records cash and recognizes income from its Venezuelan operations in the accompanying unaudited Consolidated Financial Statements to the extent GCP is paid for inventory sold to or dividends are received from GCP Venezuela. The remaining investment on the Company's accompanying unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 is immaterial.

At the end of May 2017, the Venezuela government announced that it had completed its first auction under the new DICOM exchange mechanism at a rate of 2,010 bolivars per U.S. dollar, an increase of 176.1% from the previously published rate of 728 bolivar per U.S. dollar. As a result of the change in the exchange mechanism and devaluation of the bolivar, the Company recorded a foreign exchange remeasurement and impairment loss of $7.1 million during the three months ended June 30, 2017, of which $2.4 million was included within continuing operations and $4.7 million was included within discontinued operations. The loss of $2.4 million from continuing operations was comprised of $1.6 million recorded in “Loss in Venezuela” and $0.8 million recorded in “Cost of goods sold” within the accompanying unaudited Consolidated Statements of Operations. At the end of June 2017, the DICOM rate increased to 2,640 bolivars per U.S. dollar. As a result, the Company recorded a foreign exchange remeasurement loss of $1.2 million during the three months ended June 30, 2017, of which $0.3 million was included within continuing operations and $0.9 million was included within discontinued operations. The loss of $0.3 million from continuing operations was recorded in “Other income, net” within the accompanying unaudited Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

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
As of June 30, 2018, GCP concluded that Argentina is a highly inflationary economy since the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation currently exceed 100%. As a result, GCP will begin accounting for its operations in Argentina as a highly inflationary economy effective July 1, 2018. The financial statements of the Company's subsidiary operating in Argentina will be remeasured as if its functional currency was that of the parent entity and therefore all remeasurement adjustments will be reflected in its results of operations effective July 1, 2018. Net sales generated by the Argentina subsidiary were $3.1 million and $6.1 million, respectively, or approximately 1% of GCP's consolidated net sales during the three and six months ended June 30, 2018. The Company is currently evaluating the impact of this guidance on its financial position and results of operations.
Contract Assets and Contract Liabilities
Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings for revenue not meeting the criteria to be recognized and/or in excess of costs incurred. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of June 30, 2018 and December 31, 2017. Additionally, the amounts recorded in the accompanying unaudited Statements of Operations for the three and six months ended June 30, 2018 related to changes in the contract assets and liabilities during the periods were immaterial.
Trade accounts receivable include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. As of June 30, 2018 and December 31, 2017, the Company’s total trade accounts receivable balance was $215.8 million and $217.1 million, respectively, of which $5.6 million and $5.6 million, respectively, was related to trade accounts receivable associated with rental revenue generated from leases within certain SCC contracts and accounted for within the provisions of ASC Topic 840, Leases ("Topic 840").
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

Notes to Consolidated Financial Statements (unaudited) - Continued

Recently Issued Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In accordance with provisions of Topic 842, a lessee will be required to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments that are reasonably certain to occur. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As of June 30, 2018, GCP initiated the evaluation of the potential impact of adopting Topic 842 on its financial position, results of operations and related disclosures, but has not yet completed such assessment or determined whether it will elect the practical expedients upon transition. GCP established the project plan and launched the process to establish the implementation team which will analyze its current portfolio of contracts to determine the impact of adopting Topic 842 on the Company's financial position, results of operations and related disclosures. The implementation team will also be responsible for evaluating and designing the necessary changes to the Company’s business processes, policies, systems and controls to support recognition and disclosure under the new guidance.
Other new pronouncements issued but not effective until after June 30, 2018 are not expected to have a material impact on the Company's financial position, results of operations or liquidity.
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
The impact of the adoption of Topic 606 on the Company's three and six months ended June 30, 2018 net sales, loss from continuing operations before income taxes, and loss from continuing operations was immaterial. The cumulative impact on the Company's retained earnings at January 1, 2018 was also not material.
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), which provides guidance related to the changes to the terms or conditions of a share-based payment award that require an application of modification accounting pursuant to Topic 718. GCP adopted the standard effective January 1, 2018 which did not have a material impact on its financial position as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments, which addresses a number of specific cash flow presentation issues with the objective of reducing existing diversity in practice. GCP adopted the standard effective January 1, 2018 and classified within the cash flows from financing activities a $53.3 million payment related to the redemption premium on the extinguishment of its 9.5% Senior Notes, consistent with the provisions of the guidance. Such payment was included in "Repayments of long term note obligations" in the accompanying unaudited Consolidated Statements of Cash Flows. Please refer to Note 4, "Debt and Other Borrowings" for further discussion of this transaction. There was no other material impact on the Company's unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 as a result of the standard adoption.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects until the asset has been sold to an outside party. GCP adopted the standard effective January 1, 2018. It did not have a material impact on the Company's financial position as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018.
Other
During the three and six months ended June 30, 2018, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2017. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

Long-Term Arrangements
The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI® and Ductilcrete sales arrangements.
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company has determined that the installed equipment represents a lease. The Company allocates the transaction price in a VERIFI® sales arrangement between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The services included within the non-lease component represent the Company’s stand-ready promise to perform a series of daily distinct services, which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI® sales arrangement consists of installation fees and slump management fees which are dependent on the quantity of materials poured and represent variable consideration. The Company records the amount of variable consideration at the time of the transfer of services to its customers, which is constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue for the lease component is recognized over the term of the lease in accordance with provisions of Topic 840. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2018.
Ductilcrete sales arrangements include licenses without significant standalone functionality and usage fees received upfront, both of which represent separate performance obligations for which revenue is recognized over the period of related services. Additional performance obligations included in these arrangements are related to other fees and product sales for which revenue is recognized at a point in time once such performance obligations are satisfied. Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2018.
Lease elements within sales arrangements
Certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts include lease components, as discussed above. Revenue for the lease components are recognized over the term of the leases in accordance with provisions of Topic 840.
During the three and six months ended June 30, 2018, the Company recognized revenue of $8.7 million and $16.4 million related to the lease components of the arrangements within the SCC operating segment.
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
Certain long-term agreements with customers may include one-time, upfront payments made to customers. GCP defers these costs and recognizes them as assets which get amortized over the term of the agreement as a reduction of gross sales.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

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
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.3 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years.
3. Inventories, net
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out ("FIFO") basis. GCP provides reserves for excess, obsolete or damaged inventories based on their expected selling price, net of completion and disposal costs.
The following is a summary of inventories presented on GCP's accompanying unaudited Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017
Raw materials	$47.3	$41.9
In process	4.6	3.5
Finished products and other	62.9	60.9
Total inventories, net	$114.8	$106.3
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $11.8 million and $11.1 million, respectively, as of June 30, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) - Continued

4. Debt and Other Borrowings
Components of Debt
The following is a summary of obligations under senior notes and other borrowings at June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $4.6 million at June 30, 2018	$345.4	$—
9.5% Senior Notes due in 2023, net of unamortized debt issuance costs of $6.4 million at December 31, 2017	—	518.6
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	19.7	25.7
Total debt	365.1	544.3
Less debt payable within one year	18.4	24.0
Debt payable after one year	$346.7	$520.3
Weighted average interest rates on total debt obligations	5.7%	9.4%
__________________________

(1)	Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million and $250.0 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at June 30, 2018:

(In millions)
Year ending December 31,	Amount
2018	$18.4
2019	0.9
2020	0.5
2021	—
2022	—
Thereafter	345.3
Total debt	$365.1

Notes to Consolidated Financial Statements (unaudited) - Continued

Debt Refinancing
On April 10, 2018, GCP redeemed its then existing 9.5% Senior Notes with an aggregate principal amount of $525.0 million due in 2023 (the “9.5% Senior Notes”). On April 10, 2018, the Company also issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026 (the "5.5% Senior Notes") and amended its Credit Agreement to, among other things, (i) increase the aggregate principal amount available under its revolving credit facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein. Additionally, the Company borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement on April 10, 2018 which was fully repaid during the second quarter of 2018. The aggregate cash payment of $587.9 million, which consisted of: (i) proceeds of $350.0 million from the issuance of the 5.5% Senior Notes, net of loan origination fees of $3.1 million, (ii) borrowings of $50.0 million under the Credit Agreement, and (iii) a cash payment of $191.0 million was used to redeem all of the then outstanding 9.5% Senior Notes in accordance with the terms of the indenture governing the 9.5% Senior Notes.
The redemption of the 9.5% Senior Notes was accounted for as a debt extinguishment in accordance with provisions of ASC Topic 470-50, Debt Modifications and Extinguishments. During the three and six months ended June 30, 2018, GCP recognized a loss on debt extinguishment of $59.4 million which was included in "Interest expense and related financing costs" in the accompanying unaudited Consolidated Statements of Operations. In connection with the redemption of the 9.5% Senior Notes with then outstanding principal balance of $525.0 million, GCP paid total cash proceeds of $587.9 million, including $53.3 million of a redemption premium and $9.6 million of accrued interest unpaid thereon through the redemption date, and wrote off $6.1 million of previously deferred debt issuance costs.
The amendment to the Credit Agreement among GCP and a syndicate of financial institutions resulted in an increase in a maximum borrowing capacity under the Revolving Credit Facility from $250.0 million to $350.0 million and extension of the maturity date to April 2023. During the three months ended June 30, 2018, GCP wrote off $0.4 million of deferred debt issuance costs related to a financial institution that exited the syndicate upon amendment of the Credit Agreement. As of June 30, 2018, debt issuance costs of $4.5 million related to the financial institutions that remained in the syndicate are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets and amortized over the term of the Revolving Credit Facility.
Total loss recognized on the debt refinancing transaction was $59.8 million which was included in "Interest expense and related financing costs" in the accompanying unaudited Consolidated Statements of Operations and consisted of $59.4 million related to the extinguishment of the 9.5% Senior Notes and $0.4 million related to a deferred issuance costs write- off in connection with the amendment of the Credit Agreement.
5.5% Senior Notes
On April 10, 2018, GCP issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026. The 5.5% Senior Notes were issued at $346.9 million, or 99.1% of their par value, resulting in a discount of $3.1 million, or 0.9%, which represented loan origination fees paid at the closing. The Company incurred additional deferred financing costs of $1.6 million during the three months ended June 30, 2018. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2018. An interest payment of $9.9 million is due and payable on October 15, 2018.
The 5.5% Senior Notes were issued pursuant to an Indenture (the “Indenture”), by and among GCP, the guarantors party thereto (the “Note Guarantors”) and Wilmington Trust, National Association, as trustee. The 5.5% Senior Notes and the related guarantees rank equally with all of the existing and future unsubordinated indebtedness of GCP and the Note Guarantors and senior in right of payment to any existing and future subordinated indebtedness of GCP and the Note Guarantors. The 5.5% Senior Notes and related guarantees are effectively subordinated to any secured indebtedness of GCP or the Note Guarantors, as applicable, to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness and other liabilities of GCP’s non-guarantor subsidiaries.

Notes to Consolidated Financial Statements (unaudited) - Continued

Subject to certain conditions stated in the Indenture, GCP may, at its option and at any time and from time to time prior to April 15, 2021, redeem the 5.5% Senior Notes in whole or in part at a redemption price equal to: (i) 100% of their principal amount redeemed, plus (ii) the applicable premium, as defined in the Indenture, plus (iii) accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, GCP may, at its option, redeem up to 40% of the outstanding principal amount of the 5.5% Senior Notes at any time and from time to time prior to April 15, 2021 with the net cash proceeds from certain equity offerings at a redemption price equal to: (i) 105.5% of the principal amount redeemed, plus (ii) accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. At any time and from time to time on or after April 15, 2021, GCP may, at its option, redeem the 5.5% Senior Notes in whole or in part at the redemption price equal: (i) 102.8% of the par value if redeemed after April 15, 2021, (ii) 101.4% of the par value if redeemed after April 15, 2022, and (iii) 100.0% of the par value if redeemed after April 15, 2023 and thereafter. Upon occurrence of a change of control, as defined in the Indenture, GCP will be required to make an offer to repurchase the 5.5% Senior Notes at a price equal to 101.0% of their aggregate principal amount repurchased plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Indenture contains covenants that limit the ability of GCP and its subsidiaries, subject to certain exceptions and qualifications set forth therein, to (i) create or incur liens on certain assets, (ii) incur additional debt, (iii) make certain investments and acquisitions, (iv) consolidate, merge, or convey, transfer, or lease all or substantially all of their assets, (v) sell certain assets, (vi) pay dividends on or make distributions in respect of GCP’s capital stock or make other restricted payments, (vii) enter into certain transactions with GCP’s affiliates and (viii) place restrictions on distributions from and other actions by subsidiaries. As of June 30 2018, the Company was in compliance with all covenants and conditions under the Indenture.
The Indenture provides for customary events of default which are subject in certain cases to customary grace periods and include, among others: (i) nonpayment of principal or interest, (ii) breach of other agreements in the Indenture, (iii) failure to pay certain other indebtedness, (iv) certain events of bankruptcy or insolvency, (v) failure to discharge final judgments aggregating in excess of $50.0 million rendered against GCP or certain of its subsidiaries, (vi) and failure of the guarantee of the 5.5% Senior Notes by any of GCP’s significant subsidiaries to be in full force and effect. There are no events of default under the Indenture as of June 30, 2018.
Credit Agreement
On February 3, 2016, GCP entered into a Credit Agreement that provides for senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $525.0 million, which consisted of: (i) the term loan (the "Term Loan") with an aggregate principal amount of $275.0 million and (ii) a revolving credit facility (the "Revolving Credit Facility") of $250.0 million due in 2021. During 2017, the Company fully repaid the outstanding principal balance on the Term Loan together with accrued and unpaid interest and extinguished the Term Loan under the Credit Agreement.
On April 10, 2018, GCP entered into an amendment to its Credit Agreement and borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement, as discussed above, which was fully repaid prior to June 30, 2018.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 5, "Debt and Other Financial Instruments," to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of June 30, 2018 and December 31, 2017. There are no events of default as of June 30, 2018 and December 31, 2017.
The Revolving Credit Facility is secured on a first priority basis by a perfected security interest in, and mortgages on substantially all U.S. tangible and intangible personal property, financial assets and real property owned by the Company in Chicago, Illinois and Mount Pleasant, Tennessee; a pledge of 100% of the equity of each material U.S. subsidiary of the Company; and 65% of the equity of a U.K. holding company.

Notes to Consolidated Financial Statements (unaudited) - Continued

The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios. During the three months ended June 30, 2018, the weighted average interest rate paid on the Revolving Credit Facility was 3.4%. During the three months ended June 30, 2018, GCP made aggregate payments of $50.0 million on the Revolving Credit Facility. As of June 30, 2018, there were no outstanding borrowings on the Revolving Credit Facility and approximately $7.0 million in outstanding letters of credit, which resulted in available credit of $343.0 million under the Revolving Credit Facility. As of December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. During each of the three and six months ended June 30, 2018, interest payment made on the Revolving Credit Facility was $0.2 million.
9.5% Senior Notes
On January 27, 2016, GCP issued $525.0 million aggregate principal amount of 9.5% Senior Notes maturing in 2023. Interest was payable semi-annually in arrears on February 1 and August 1 of each year. The 9.5% Senior Notes became callable at a premium over their face amount on February 1, 2019 and were redeemable prior to February 1, 2019 at a price that reflected a yield to the first call that was equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
On April 10, 2018, GCP redeemed all of the then outstanding 9.5% Senior Notes, as described above, and paid $9.6 million of accrued interest unpaid thereon through their redemption date.
The 9.5% Senior Notes were subject to covenants that limited GCP's and certain of its subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) create or incur liens on assets; (ii) incur additional debt; (iii) sell certain assets; and (iv) make certain investments and acquisitions, merge or sell or otherwise dispose of all or substantially all assets.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. Debt issuance costs related to the Revolving Credit Facility were $4.5 million as of June 30, 2018 and $3.2 million as of December 31, 2017. During the three months ended June 30, 2018, GCP wrote off $0.4 million of previously deferred debt issuance costs related to a financial institution that exited the syndicate upon amendment of the Credit Agreement. During the three months ended June 30, 2018, GCP incurred debt issuance costs of $2.2 million related to the Revolving Credit Facility upon amendment of the Credit Agreement.
Debt issuance costs of $4.7 million, including loan origination fees of $3.1 million paid at the closing, are directly associated with obtaining the 5.5% Senior Notes and presented as a reduction of the principal balance in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the 5.5% Senior Notes using the effective interest rate method and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. At June 30, 2018, debt issuance costs related to the 5.5% Senior Notes were $4.6 million.
During the three months ended June 30, 2018, GCP wrote off $6.1 million of previously deferred debt issuance costs related to the 9.5% Senior Notes in connection with their redemption.

Notes to Consolidated Financial Statements (unaudited) - Continued

Debt Fair Value
At June 30, 2018, the carrying amounts and fair values of GCP's debt were as follows:

	June 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.5% Senior Notes due in 2023	$—	$—	$518.6	$584.5
5.5% Senior Notes due in 2026	345.4	344.2	—	—
Other borrowings	19.7	19.7	25.7	25.7
Total debt	$365.1	$363.9	$544.3	$610.2
Fair value is determined based on Level 2 inputs, including expected future cash flows discounted at market interest rates, estimated current market prices and quotes from financial institutions. The decrease in fair value as of June 30, 2018 was primarily due to the call rates defined in the bond redemption schedule.
5. Income Taxes
The income tax (benefit) expense attributable to continuing operations during the three months ended June 30, 2018 and 2017 was ($5.3 million) and $6.6 million, respectively, representing effective tax rates of 15.4% and 82.5%, respectively. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2018 is primarily attributable to the effect of tax rates in foreign jurisdictions of $0.7 million, state taxes of $0.4 million and permanent book to tax differences of $0.8 million. The difference in income tax at the U.S. federal income tax rate of 35.0% versus actual for the three months ended June 30, 2017 was primarily due to $4.6 million of tax expense on undistributed foreign earnings.

The income tax expense attributable to continuing operations during the six months ended June 30, 2018 and 2017 was $8.2 million and $18.2 million, respectively, representing effective tax rates of (23.7)% and (337.0)%, respectively. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the six months ended June 30, 2018 is primarily attributable to first quarter changes in estimate related to the 2017 Tax Act in the amount of $12.5 million, as well as the effect of valuation allowances of $1.0 million, tax rates in foreign jurisdictions of $0.7 million, state taxes $0.4 million and permanent book to tax differences of $0.8 million. The difference in income tax at the U.S. federal income rate of 35.0% versus actual for the six months ended June 30, 2017 was primarily due to income tax valuation allowance of $13.9 million and $6.5 million of tax expense on undistributed foreign earnings.
During the three and six months ended June 30, 2018, GCP recorded income tax expense attributable to discontinued operations of $0.7 million and $7.9 million, and in 2017 $2.1 million and $0.3 million, respectively. Please refer to Note 15, "Discontinued Operations," to the accompanying unaudited Consolidated Financial Statements for further details regarding the Darex transaction.
Tax Reform
During the year ended December 31, 2017, the Company recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which was comprised of a $70.5 million Transition Toll Tax and an $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.
During the three and six months ended June 30, 2018, the Company recorded an increase to the provisional net charge related to the 2017 Tax Act provisions of $0.0 million and $12.5 million, respectively. This change consisted of a decrease of $5.2 million related to the 2017 Transition Toll Tax, an increase of $17.4 million related to capital gain treatment triggered in 2017 due to the 2017 Tax Act, and an increase of $0.3 million deferred tax expense related to executive compensation, all recorded during the first quarter. There were no adjustments to the provisional net charge recorded during the second quarter of 2018.

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
During the three and six months ended June 30, 2017, GCP determined it could no longer assert it was indefinitely reinvested in Mexico and Venezuela because these entities were anticipated to be sold as part of the Darex transaction. The tax associated with its outside book and tax basis differences in Mexico and Venezuela was recorded during the quarters as a discrete item resulting in a tax expense of $4.6 million and $6.5 million, respectively.
GCP will continually analyze and evaluate its cash needs to determine the appropriateness of its indefinite reinvestment assertion, including further assessment under the 2017 Tax Act. The Company considers its assertion of indefinite reinvestment provisional as of June 30, 2018.
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
During the three and six months ended June 30, 2018, GCP incurred income tax expense of $0.2 million and $1.0 million related to changes in valuation allowance.

Notes to Consolidated Financial Statements (unaudited) - Continued

During the six months ended June 30, 2017, GCP determined it is more likely than not a portion of its deferred tax assets will not be realized. As a result, GCP recorded valuation allowances on those deferred tax assets during the period as discrete items, as they are significant, unusual and infrequent in nature. The allowances recorded relate to $4.3 million of U.S. foreign tax credit carryovers, $9.1 million of Brazil deferred tax assets, and $0.4 million of Turkey deferred tax assets, respectively, relating primarily to net operating loss carryovers. The determination to record the valuation allowances in the first quarter was made predominantly due to the anticipated sale of Darex and its impact on future taxable income and the ability to utilize those tax assets.
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
During the six months ended June 30, 2017, GCP reached a proposed favorable settlement with the Canada Revenue Agency for tax years 2007 through 2015. As a result, a tax benefit of $1.5 million, primarily for an anticipated refund of previously paid tax, was recorded during the period. GCP is required to pay Grace for the amount of the expected tax refund pursuant to the Tax Sharing Agreement. GCP also recorded a charge to its U.S. deferred tax assets of $1.6 million related to the settlement due to the reduction of its step-up in tax basis. Both adjustments were recorded as discrete tax items. During the six months ended June 30, 2018, GCP filed amended tax returns with the Canada Revenue Agency reflecting the anticipated refunds.
As discussed in note 4, Debt and Other Borrowings, GCP recognized a loss during the three months ended June 30, 2018 of $59.8 million associated with its debt refinancing. Because this loss is unusual and infrequent in nature, the tax effect of the loss was recorded as a discrete tax item in the second quarter. The tax benefit recorded associated with the loss is $13.0 million.
6. Pension Plans and Other Postretirement Benefit Plans
Pension Plans
GCP sponsors certain defined benefit pension plans, primarily in the U.S. and the U.K., in which GCP employees participate. GCP records an asset or a liability to recognize the funded status of these pension plans in its accompanying unaudited Consolidated Balance Sheets.
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans related to continuing operations:

(In millions)	June 30, 2018	December 31, 2017
Overfunded defined benefit pension plans	$26.3	$26.4
Underfunded defined benefit pension plans	(25.2)	(26.6)
Unfunded defined benefit pension plans	(30.9)	(30.5)
Total underfunded and unfunded defined benefit pension plans	(56.1)	(57.1)
Pension liabilities included in other current liabilities	(1.1)	(1.0)
Net funded status	$(30.9)	$(31.7)
Overfunded plans include several advance-funded plans for which the fair value of the plan assets exceeds the projected benefit obligation (the "PBO"). The overfunded status is reflected as assets in "Overfunded defined benefit pension plans" in the accompanying unaudited Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis. Unfunded plans include several plans that are funded on a pay-as-you-go basis, and therefore, the entire PBO is unfunded. As of June 30, 2018 and December 31, 2017, the underfunded and unfunded plans are included as liabilities in the accompanying unaudited Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited) - Continued

During the three months ended June 30, 2018, the Company amended a defined benefit pension plan at one non-U.S. location resulting in a curtailment gain of $0.1 million and a mark-to-market remeasurement gain of $0.3 million. During the three months ended June 30, 2017, certain pension plans were curtailed and/or terminated resulting in a curtailment gain of $5.1 million and a mark-to-market gain of $0.1 million. These amounts are presented in "Other income, net" in the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, respectively.
Components of Net Periodic Benefit Cost
The components of GCP's net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,
	2018		2017
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2.0	$0.8	$1.8	$1.2
Interest cost	1.4	1.4	1.4	1.4
Expected return on plan assets	(1.9)	(1.8)	(1.4)	(1.8)
Mark-to-market adjustment	—	(0.3)	—	(0.1)
Gain on curtailments, settlements, and terminations	—	(0.1)	(5.6)	—
Net periodic benefit cost (income)	$1.5	$—	$(3.8)	$0.7
Less: Discontinued operations net periodic benefit (income) cost	—	—	(0.5)	0.3
Net periodic benefit cost (income) from continuing operations	$1.5	$—	$(3.3)	$0.4

	Six Months Ended June 30,
	2018		2017
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.0	$1.6	$3.7	$2.2
Interest cost	2.8	2.8	2.9	2.9
Expected return on plan assets	(3.8)	(3.6)	(2.8)	(3.5)
Mark-to-market adjustment	—	(0.3)	—	(0.1)
Gain on termination and curtailment of pension and other postretirement plans	—	(0.1)	(5.6)	—
Net periodic benefit cost (income)	$3.0	$0.4	$(1.8)	$1.5
Less: Discontinued operations net periodic benefit (income) cost	—	—	(0.5)	0.5
Net periodic benefit cost (income) from continuing operations	$3.0	$0.4	$(1.3)	$1.0

Notes to Consolidated Financial Statements (unaudited) - Continued

Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. Such plans are unfunded and GCP has historically recorded the cost of premiums under these plans as they are incurred. As of June 30, 2018, GCP accounted for these plans in accordance with provisions of ASC Topic 715, Compensation- Retirement Benefits, which requires accruing the future benefit costs over the employees' years of service. As a result, GCP recognized a long-term liability of $2.0 million; accumulated other comprehensive income of $0.6 million, net of related tax impact of $0.2 million; as well as expense of $1.2 million during the three and six months ended June 30, 2018 within the accompanying unaudited Consolidated Balance Sheets and the accompanying unaudited Consolidated Statements of Operations.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three and six months ended June 30, 2018, GCP contributed $0.5 million and $3.9 million, respectively, to these non-U.S. plans, including a discretionary contribution of $2.9 million to a pension plan in Brazil. During the three and six months ended June 30, 2017, such contributions amounted to $1.0 million and $1.7 million, respectively.
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP established an additional defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee contributions. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations and amounted to $1.5 million and $2.5 million, respectively, during the three and six months ended June 30, 2018 and $1.1 million and $2.5 million, respectively, during the three and six months ended June 30, 2017.

Notes to Consolidated Financial Statements (unaudited) - Continued

7. Other Balance Sheet Accounts
The following is a summary of other current assets at June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017
Other Current Assets:
Non-trade receivables	$26.0	$28.4
Prepaid expenses and other current assets	9.0	13.8
Income taxes receivable	9.6	6.0
Marketable securities	0.3	0.4
Total other current assets	$44.9	$48.6
The following is a summary of other current liabilities at June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018	December 31, 2017
Other Current Liabilities:
Customer volume rebates	$24.6	$31.5
Accrued compensation(1)	17.9	27.1
Income taxes payable(2)	13.7	115.1
Accrued interest	4.4	20.8
Pension liabilities	1.1	1.0
Restructuring liability	5.3	12.8
Other accrued liabilities(3)	84.5	107.9
Total other current liabilities	$151.5	$316.2
________________________________

(1)	Accrued compensation presented in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term employee incentive programs.

(2)
The change in income taxes payable between June 30, 2018 and December 31, 2017 is related primarily to the payment of $105.0 million related to the Company's provisional 2017 domestic income tax liability which was impacted by the 2017 Tax Act.

(3)
Other accrued liabilities presented in the table above as of June 30, 2018 and December 31, 2017 include $43.1 million and $55.1 million, respectively, representing the current portion of the liability related to the delayed closings associated with the Company's divestiture of Darex, as discussed in Note 15, "Discontinued Operations."

8. Commitments and Contingent Liabilities
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 9, "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the three and six months ended June 30, 2018.
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of June 30, 2018 and December 31, 2017, GCP did not have any material environmental liabilities.

Notes to Consolidated Financial Statements (unaudited) - Continued

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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At June 30, 2018 and December 31, 2017, GCP had gross financial assurances issued and outstanding of approximately $7 million and $10 million, respectively, which were composed of standby letters of credit.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three and six months ended June 30, 2018.
Accounting for Contingencies
Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.
9. Restructuring and Repositioning Expenses
GCP's Board of Directors approves all major restructuring programs that may involve the discontinuation of significant product lines or the shutdown of significant facilities. From time to time, GCP takes additional restructuring actions, including involuntary employee terminations that are not a part of a major program. Restructuring programs generally include severance and other employee-related costs, contract or lease termination costs, asset impairments, facility exit costs, moving and relocation, and other related costs.
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
GCP recognizes restructuring and repositioning costs in the period the related liabilities are incurred and records them in "Restructuring and asset impairments" and “Repositioning expenses,” or in those captions within discontinued operations, in the accompanying unaudited Consolidated Statements of Operations. Restructuring expenses, asset impairments and repositioning expenses are excluded from segment operating income.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

Total expected restructuring activity costs consist of $21 million to $22 million of severance and other employee-related costs, $1.3 million of asset impairments, and $1.6 million of facility exit costs. Total expected restructuring activity costs are attributable as follows: (i) $5 million to the SCC segment, (ii) $4 million to the SBM segment, (iii) $3 million to $4 million to the Corporate function and (iv) $12 million to discontinued operations. The restructuring activities are expected to be substantially completed by December 31, 2018.
The repositioning activities include primarily professional fees for consulting, accounting, tax and legal services, as well as employee-related costs for recruitment, relocation services and sign-on and other employee bonuses associated with GCP's organizational realignment. Total costs expected to be incurred for repositioning activities range from $8 million to $9 million. Additionally, GCP expects to incur approximately $10 million to $15 million of capital expenditures related to repositioning activities, which includes the build-out of three manufacturing plants in Asia Pacific that will replace shared facilities sold as a part of the Darex divestiture. GCP expects all of its repositioning activities to be classified within continuing operations which should be substantially completed by December 31, 2019.
As of June 30, 2018, the cumulative restructuring activity costs recognized under the 2017 Plan since inception were $19.4 million, of which $4.6 million was attributable to the SCC segment, $3.4 million was attributable to the SBM segment, $2.8 million attributable to the Corporate function and $8.6 million attributable to discontinued operations. Of the $19.4 million incurred to date, $17.9 million related to severance and employee-related costs and $1.5 million related to asset impairments and facility exit costs.
As of June 30, 2018, the cumulative repositioning activity costs and capital expenditures recognized under the 2017 Plan since inception were approximately $6.5 million and $4.1 million, respectively. As of June 30, 2018, cumulative cash payments for repositioning made under the 2017 Plan from inception to date, including capital expenditures were $8.1 million.
The Company expects to settle substantially all of the costs related to the 2017 Plan in cash.

Notes to Consolidated Financial Statements (unaudited) - Continued

Restructuring Expenses
The following table summarizes restructuring costs and asset impairment charges related to the 2017 Plan and other plans incurred during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Severance and other employee costs	$(0.9)	$16.1	$(0.7)	$16.9
Asset impairments	—	0.2	0.4	0.5
Total restructuring and asset impairments	$(0.9)	$16.3	$(0.3)	$17.4
Less: restructuring and asset impairments reflected in discontinued operations	(0.3)	6.5	0.8	6.5
Total restructuring and asset impairments from continuing operations	$(0.6)	$9.8	$(1.1)	$10.9
GCP incurred restructuring costs and asset impairment charges related to its two operating segments and Corporate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
SCC	$(0.6)	$4.7	$(1.0)	$5.5
SBM	0.1	4.1	(0.4)	4.4
Corporate	(0.1)	1.0	0.3	1.0
Total restructuring and asset impairments from continuing operations	$(0.6)	$9.8	$(1.1)	$10.9
Restructuring and asset impairments reflected in discontinued operations	(0.3)	6.5	0.8	6.5
Total restructuring and asset impairments	$(0.9)	$16.3	$(0.3)	$17.4
Restructuring liabilities were $5.3 million and $12.8 million, respectively, as of June 30, 2018 and December 31, 2017. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP expects to settle in cash substantially all of the remaining liabilities related to the 2017 Plan and other plans by December 31, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the Company’s restructuring liability activity:

	2017 Plan
(In millions)	Severance and other employee costs	Facility exit costs	Other plans	Total
Balance, December 31, 2017	$11.6	$0.1	$1.1	$12.8
Expense(1)	(1.5)	—	0.8	(0.7)
Payments	(5.1)	(0.1)	(1.0)	(6.2)
Impact of foreign currency and other	(0.3)	—	(0.3)	(0.6)
Balance, June 30, 2018	$4.7	$—	$0.6	$5.3
________________________________

(1)
Asset impairment charges of $0.4 million for the six months ended June 30, 2018 are recorded as a reduction to "Properties and equipment, net" on the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded to the restructuring liability and therefore, are not included in the table above.

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
During the three and six months ended June 30, 2018, GCP incurred repositioning expenses related to the 2017 Plan of $1.2 million and $2.1 million, respectively, substantially all of which were related to consulting and other professional service fees and employee-related costs associated with the Company’s organizational realignment. During the six months ended June 30, 2018, total cash payments made were $6.1 million, which included $2.5 million for capital expenditures.
Separation-Related Repositioning Expenses
Post-Separation, GCP incurred expenses related to its transition to a stand-alone public company and completed these activities as of December 31, 2017. The Company did not incur any costs related to such activities during the three and six months ended June 30, 2018. Please refer to Note 10, "Restructuring and Repositioning Expenses" to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information.
Separation-related repositioning expenses incurred for the three and six months ended June 30, 2017 were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
(In millions)
Professional fees	$2.0	$3.4
Software and IT implementation fees	0.6	0.9
Employee-related costs	0.7	1.0
Total	$3.3	$5.3
During the three and six months ended June 30, 2017, total cash payments were $3.0 million and $4.1 million, respectively, for separation-related repositioning expenses and $0.4 million and $1.2 million, respectively, for capital-related expenditures. There were no such payments made during the three and six months ended June 30, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

10. Other Comprehensive (Loss) Income
The following tables present the pre-tax, tax and after-tax components of GCP's other comprehensive income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans	$(0.8)	$0.2	$(0.6)
Currency translation adjustments (1)	(32.5)	—	(32.5)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(33.2)	$0.2	$(33.0)

	Six Months Ended June 30, 2018
(In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans	$(0.8)	$0.2	$(0.6)
Currency translation adjustments (1)	(18.2)	—	(18.2)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(18.9)	$0.2	$(18.7)

	Three Months Ended June 30, 2017
(In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Currency translation adjustments (1)	$4.2	$—	$4.2
Loss from hedging activities	(0.9)	0.3	(0.6)
Other comprehensive income attributable to GCP shareholders	$3.3	$0.3	$3.6

	Six Months Ended June 30, 2017
(In millions)	Pre-Tax Amount	Tax (Expense)/ Benefit	After-Tax Amount
Currency translation adjustments (1)	$16.8	$—	$16.8
Loss from hedging activities	(0.9)	0.3	(0.6)
Other comprehensive income attributable to GCP shareholders	$15.9	$0.3	$16.2
(1) Currency translation adjustments did not have a corresponding tax effect.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2018 and 2017:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)
Current-period other comprehensive (loss) income (1)	(0.6)	(18.2)	0.1	(18.7)
Balance, June 30, 2018	$(0.2)	$(104.2)	$—	$(104.4)
__________________________
(1)    There were no reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2018.

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2016	$0.1	$(147.7)	$—	$(147.6)
Other comprehensive (loss) income before reclassifications	—	16.8	(0.3)	16.5
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(0.3)	(0.3)
Net current-period other comprehensive (loss) income	—	16.8	(0.6)	16.2
Balance, June 30, 2017	$0.1	$(130.9)	$(0.6)	$(131.4)
GCP is a global enterprise operating in over 35 countries with the local currency generally deemed to be the functional currency for accounting purposes. The currency translation adjustments reflect translation of the balance sheets valued in functional currencies to the U.S. dollar as of the end of each period presented and translation of revenues and expenses at average exchange rates for each period presented.
As of June 30, 2018, GCP concluded that Argentina is a highly inflationary economy since the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation currently exceed 100%. As a result, GCP will begin accounting for its operations in Argentina as a highly inflationary economy effective July 1, 2018. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" for further discussion of currency transaction of highly inflationary economies.
Please refer to Note 6, "Pension Plans and Other Postretirement Benefit Plans," for a discussion of pension plans and other postretirement benefit plans.
11. Stock Incentive Plans
GCP grants stock options, restricted stock units (the "RSUs") and performance-based units (the "PBUs") with or without market conditions which vest upon the satisfaction of a performance condition and/or a service condition. Please refer to Note 13, "Stock Incentive Plans" to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information on these awards.

Notes to Consolidated Financial Statements (unaudited) - Continued

Stock-Based Compensation Accounting
In accordance with U.S. GAAP, GCP estimates the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, over the employee’s requisite service period for each separately vesting portion of the award. Total stock-based compensation expense related to cash and non-cash settled awards is included in "Loss from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations and was $3.0 million and $4.9 million, respectively, for the three and six months ended June 30, 2018 and $3.0 million and $5.7 million, respectively, for the three and six months ended June 30, 2017.
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP repurchases shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employee. During the six months ended June 30, 2018 and 2017, GCP repurchased approximately 45,000 shares and 37,000 shares, respectively, under the provisions of the Plan. These purchases are reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Equity (Deficit).
As of June 30, 2018, approximately 8.5 million shares of common stock were reserved and available for future grant under the Plan.
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
GCP values stock options using the Black-Scholes option pricing model for estimating the fair value of options granted. For further information with regards to the valuation of stock options, please refer to Note 13, “Stock Incentive Plans,” the Company’s Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.
The following summarizes GCP's assumptions for estimating the fair value of stock options granted during 2018 and 2017:

	Six Months Ended June 30,
Assumptions used to calculate expense for stock options:	2018	2017
Risk-free interest rate	2.68 - 2.90%	1.83 - 2.10%
Average life of options (years)	5.5 - 6.5	5.5 - 6.5
Volatility	27.91 - 30.65%	31.42 - 31.96%
Dividend yield	—	—
Weighted average fair value per stock option	$11.02	$9.15

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table sets forth information relating to stock options denominated in GCP stock during the six months ended June 30, 2018:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2017	1,636	$18.94	3.78	$21,597
Options exercised	307	16.72
Options forfeited/expired/canceled	17	24.37
Options granted	203	32.45
Outstanding, June 30, 2018	1,515	$21.14	4.22	$12,522
Exercisable, June 30, 2018	959	$18.85	3.06	$9,663
Vested and expected to vest, June 30, 2018	1,494	$21.07	4.19	$12,429
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value determined as the difference between GCP's closing stock price on the last trading day of June 30, 2018 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the three and six months ended June 30, 2018 was $1.2 million, and $4.7 million, respectively, and for the three and six months ended June 30, 2017 was $2.3 million and $8.1 million, respectively.
At June 30, 2018, total unrecognized stock-based compensation expense for stock options outstanding was $1.8 million and is expected to be recognized over the weighted-average period of approximately 1.0 year.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of June 30, 2018, $7.7 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 1.2 years.
RSUs
The Company grants RSUs which are Time-Based, Non-Performance Units. RSUs generally vest over a three year period, with some awards vesting in substantially equal amounts each year over three years and some awards vesting 100% after the third year from the date of grant. A smaller number of RSUs were designated as sign-on awards which are used for the purposes of attracting key employees and covering outstanding awards from prior employers. Such awards vest 100% after two years from the date of grant.
RSUs are recorded at fair value on the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date. The cash settled awards are considered liability awards, with the liability being remeasured each reporting period based on GCP’s then current stock price.

Notes to Consolidated Financial Statements (unaudited) - Continued

GCP’s RSU activity for the six months ended June 30, 2018 is presented below:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	406	$19.15
RSUs settled	158	18.35
RSUs forfeited	7	27.93
RSUs granted	77	32.07
RSUs outstanding, June 30, 2018	318	$22.48
During the six months ended June 30, 2018, GCP distributed 115,739 shares and $1.2 million of cash to settle RSUs. GCP expects all future RSU vesting to settle in stock.
PBUs
PBUs are performance-based units which are granted by the Company either with or without market conditions. Such PBUs are expected to cliff vest over three years and will be settled in GCP common stock. PBUs are remeasured during each reporting period based on their expected payout, which may range from 0% to 200% of the targets for such awards. Therefore, the stock-based compensation expense recognized for these awards during each reporting period is subject to volatility until the final payout target is determined at the end of the applicable performance period.
Beginning with the annual PBU grant in the first quarter of 2017, the performance criteria for PBUs included a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's relative total shareholder return ("TSR") against the Russell 3000 Index ("the Index"). The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to the employee. The 2018 and 2017 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.
PBUs granted during the three and six months ended June 30, 2018 and 2017 were valued using a Monte Carlo simulation, which is commonly used for assessing the grant date fair value of equity awards with relative TSR metrics. For further information with regards to the valuation of PBUs, please refer to Note 13, “Stock Incentive Plans,” the Company’s Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.
The following summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
Assumptions used to calculate expense for PBUs:	2018	2017
Expected Term (Remaining Performance Period)	2.86 years	2.84 years
Expected volatility	28.56%	28.00%
Risk-free interest rate	2.38%	1.41%
Expected dividends	—	—
Correlation coefficient	38.98%	46.83%
Average correlation coefficient of constituents	39.96%	42.33%
During the six months ended June 30, 2018, GCP granted 126,361 PBUs to Company employees. The weighted average grant date fair value of PBUs granted during the six months ended June 30, 2018 was $35.45. During the six months ended June 30, 2018, 1,053 of these PBUs were forfeited.

Notes to Consolidated Financial Statements (unaudited) - Continued

PBUs that were granted during the year ended December 31, 2017 to Company employees remain outstanding as of June 30, 2018 and the weighted average grant date fair value was $28.29. During the six months ended June 30, 2018, 6,247 of these PBUs were forfeited.
PBUs that were granted during the year ended December 31, 2016 to Company employees remain outstanding as of June 30, 2018 and the weighted average grant date fair value of these awards was $17.04. During the six months ended June 30, 2018, none of these awards were forfeited.
12. Earnings Per Share
The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Numerators
(Loss) income from continuing operations attributable to GCP shareholders	$(29.2)	$1.3	$(43.0)	$(23.7)
Income (loss) from discontinued operations, net of income taxes	1.3	(6.0)	8.5	2.1
Net loss attributable to GCP shareholders	$(27.9)	$(4.7)	$(34.5)	$(21.6)
Denominators
Weighted average common shares—basic calculation	72.1	71.5	72.0	71.0
Dilutive effect of employee stock awards(1)	—	1.2	—	—
Weighted average common shares—diluted calculation	72.1	72.7	72.0	71.0
Basic (loss) earnings per share
(Loss) income from continuing operations attributable to GCP shareholders	$(0.40)	$0.02	$(0.60)	$(0.33)
Income (loss) from discontinued operations, net of income taxes	$0.02	$(0.08)	$0.12	$0.03
Net loss attributable to GCP shareholders(2)	$(0.39)	$(0.07)	$(0.48)	$(0.30)
Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to GCP shareholders	$(0.40)	$0.02	$(0.60)	$(0.33)
Income (loss) from discontinued operations, net of income taxes	$0.02	$(0.08)	$0.12	$0.03
Net loss attributable to GCP shareholders(2)	$(0.39)	$(0.07)	$(0.48)	$(0.30)
________________________________

(1)	Dilutive effect only applicable to periods in which GCP generated income from continuing operations.

(2)	Amounts may not sum due to rounding.
GCP uses the treasury stock method to compute diluted (loss) earnings per share. As of June 30, 2018 and 2017, outstanding options of 1.5 million and 1.8 million, respectively, and outstanding RSUs of 0.3 million and 0.5 million, respectively, were excluded from the computation of diluted (loss) earnings per share as a result of a loss from continuing operations incurred during the three and six months ended June 30, 2018 and six months ended June 30, 2017. Accordingly, the following table summarizes the dilutive effect of options and RSUs excluded from the table above:

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of shares)	2018	2017	2018	2017
Dilutive effect:
Options	0.5	N/A	0.5	0.7
RSUs	0.2	N/A	0.2	0.4

N/A - Dilutive effect is included in computation of diluted earnings per share under the treasury stock method for periods in which GCP generated income from continuing operations.
During the six months ended June 30, 2018 and 2017, GCP repurchased approximately 45,000 and 37,000 shares of Company common stock for $1.3 million and $1.0 million, respectively, in connection with its equity compensation programs.
13. Related Party Transactions and Transactions with Grace
Transition Services Agreement
In connection with the Separation, the Company and Grace entered into a transition services agreement pursuant to which GCP and Grace provided various services to each other on a transitional basis which ended during the third quarter of 2017. During the three and six months ended June 30, 2018 there were no services rendered between GCP and Grace. Please refer to Note 12, "Related Party Transactions and Transactions with Grace," to the Company's Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information regarding the transaction services agreement.
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes (and any related interest, penalties or audit adjustments) reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries); and Grace is responsible for all U.S. federal, state and foreign income taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. GCP has recorded $7.1 million and $7.2 million, respectively, of indemnified receivables in "Other assets" and $2.2 million and $2.7 million, respectively, of indemnified payables in "Other current liabilities" as of June 30, 2018 and December 31, 2017.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

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
The table below presents information related to GCP's operating segments.
Operating Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Sales
Specialty Construction Chemicals	$175.0	$158.9	$322.0	$292.9
Specialty Building Materials	127.8	128.3	231.0	219.6
Total net sales	$302.8	$287.2	$553.0	$512.5
Segment Operating Income
Specialty Construction Chemicals segment operating income	$12.6	$20.2	$18.5	$28.8
Specialty Building Materials segment operating income	31.8	35.3	49.9	50.5
Total segment operating income	$44.4	$55.5	$68.4	$79.3
Reconciliation of Operating Segment Data to Financial Statements
Corporate expenses directly related to the operating segments are allocated to the segment's operating income. GCP excludes from the segments' operating income certain functional costs, certain impacts of foreign currency exchange (related primarily to Venezuela for periods up through the deconsolidation date of July 3, 2017, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies"), as well as other corporate costs included in the table below. GCP also excludes from the segment's operating income certain ongoing defined benefit pension costs recognized during each reporting period, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance since such costs are not managed at an operating segment level.

Notes to Consolidated Financial Statements (unaudited) - Continued

Total segment operating income for the three and six months ended June 30, 2018 and 2017, is reconciled below to "(Loss) income from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Total segment operating income	$44.4	$55.5	$68.4	$79.3
Corporate costs(1)	(8.6)	(11.2)	(17.5)	(21.4)
Certain pension costs	(1.9)	(2.3)	(3.8)	(4.9)
Loss on sale of product line	—	(2.1)	—	(2.1)
Currency and other financial losses in Venezuela	—	(2.4)	—	(2.4)
Repositioning expenses	(1.2)	(3.7)	(2.1)	$(5.7)
Restructuring and asset impairments	0.6	(9.8)	1.1	$(10.9)
Pension MTM adjustment and other related costs, net	(0.9)	0.1	(0.9)	$0.1
Gain on termination and curtailment of pension and other postretirement plans	0.1	5.1	0.1	$5.1
Third-party and other acquisition-related costs	(0.8)	(2.6)	(1.6)	$(3.0)
Amortization of acquired inventory fair value adjustment	(0.2)	(1.2)	(0.2)	$(2.7)
Tax indemnification adjustments	—	—	—	(2.4)
Net income attributable to noncontrolling interests	0.1	0.1	0.2	0.1
Interest expense, net(2)	(66.0)	(17.5)	(78.3)	(34.5)
(Loss) income from continuing operations before income taxes	$(34.4)	$8.0	$(34.6)	$(5.4)
_______________________________

(1)
Management allocates corporate costs to each segment to the extent such costs are directly attributable to the segments. Corporate costs include approximately $2.4 million and $5.4 million of allocated costs during the three and six months ended June 30, 2017 that were previously reported within the Darex operating segment since such costs did not meet the criteria to be reclassified to discontinued operations. As of the third quarter of 2017, the Company began allocating these costs to its remaining operating segments.

(2)
Interest expense, net includes a loss of $59.8 million as a result of debt refinancing transaction completed on April 10, 2018. Please refer to Note 4, "Debt and Other Borrowings" for further information on the transaction.

Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Notes to Consolidated Financial Statements (unaudited) - Continued

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates. Sales are attributed to geographic areas based on customer location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Sales
United States	$141.1	$134.9	$258.0	$241.7
Canada and Puerto Rico	8.2	7.7	14.3	12.8
Total North America	149.3	142.6	272.3	254.5
Europe Middle East Africa	69.2	66.4	127.5	111.9
Asia Pacific	65.7	59.2	117.7	110.4
Latin America	18.6	19.0	35.5	35.7
Total	$302.8	$287.2	$553.0	$512.5
15. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). In accordance with applicable accounting guidance, the assets and liabilities of the Darex business in the delayed close countries are categorized as "Assets held for sale" or "Liabilities held for sale" in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. In addition, Darex results have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and accompanying unaudited Consolidated Statements of Cash Flows for all periods presented.
The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the six months ended June 30, 2018, the delayed closings in Argentina, Colombia and Peru were completed, and the Company recorded an after-tax gain of $10.3 million on the sale of the delayed close entities in these countries. In July 2018, the delayed closing in China was completed. The Company estimates that it will record a pre-tax gain in the third quarter of 2018 of approximately $22 million to $26 million based on $30.0 million of proceeds received on July 3, 2017 related to the Darex business in China, subject to normal and customary closing adjustments. The remaining delayed closings in Indonesia and Venezuela are expected to be completed over the following 6 to 18 months. Up to the time of the delayed closings for these countries, the results of the operations of the Darex business in the delayed close countries are reported as “Income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations and reflect an economic benefit payable to or recoverable from Henkel, as applicable for each reporting period, per the Amended Purchase Agreement.
As of December 31, 2017, a liability of $68.7 million was related to the consideration received by GCP for the delayed closings and recognized in “Other current liabilities” and “Other liabilities." During the six months ended June 30, 2018, GCP recognized a pre-tax gain of $18.5 million related to the delayed closings that occurred during the period then ended, which was $10.3 million after tax, and reduced the liability by $25.0 million in connection with these transactions. The remaining liability of $43.1 million and $0.6 million, respectively, for the consideration received on the closing date related to the remaining delayed closing countries is recorded in “Other current liabilities” and "Other liabilities" as of June 30, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table includes a reconciliation of the gain recorded on the sale of the delayed close entities during the six months ended June 30, 2018:

(In millions)	Six Months Ended June 30, 2018
Net proceeds included in gain recognized in 2018	$25.0
Less: Net assets derecognized in 2018	6.5
Gain recognized in 2018 before income taxes	18.5
Less: Tax effect of gain recognized in 2018	8.2
Gain recognized in 2018 after income taxes	$10.3
There were no sales of delayed close entities during the three months ended June 30, 2018.
In connection with the Disposition and related tax gain, as noted above, the Company has recorded tax expense of $8.2 million within discontinued operations for the six months ended June 30, 2018. The tax consequences of the Disposition are complex and the calculation of the provision is based on management’s best estimate using all readily accessible information. Management is in the process of completing further analysis related to the stock basis, earnings and profits, tax pools, transaction costs and other related components associated with the Disposition. Based on the overall complexity of the calculation, management believes that there is a reasonable possibility that differences between the estimated tax provision and actual outcome may result within the next nine months, which could have a material impact on the Company's results of operations.
In connection with the Disposition, the Company and Henkel also entered into a Transition Services Agreement pursuant to which Henkel and the Company will provide various services to each other in connection with the transition of the Darex business to Henkel. The Company and Henkel expect to perform these services, which relate to real estate, information technology, accounts payable, payroll and other financial functions and administrative services, for various periods up to 24 months following the closing date. The charges for such services generally allow the servicing party to recover all out-of-pocket costs and expenses and are recorded in "Other income, net" on the accompanying unaudited Consolidated Statements of Operations.
Additionally, in connection with the Disposition, the Company and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold in order to manufacture and prepare for shipping certain products related to product lines that the Company continues to own. The Company and Henkel expect these services to be provided for a period of 24 months following the closing date.
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. GCP has recorded an indemnification payable of $3.2 million and $3.3 million, respectively, in this regard as a result of the Disposition as of June 30, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (unaudited) - Continued

The components of "Income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net sales	$5.9	$76.0	$11.6	$147.8
Cost of goods sold	5.6	53.4	12.7	98.6
Gross profit	0.3	22.6	(1.1)	49.2
Selling, general and administrative expenses	1.5	18.7	3.3	33.5
Research and development expenses	—	1.1	—	2.2
Restructuring and asset impairments	(0.3)	6.5	0.8	6.5
Loss in Venezuela	—	3.8	—	3.8
Gain on sale of business	—	—	(18.5)	—
Other (income) expense, net	(2.9)	0.5	(3.1)	1.3
Total (income) expenses	(1.7)	30.6	(17.5)	47.3
Income from discontinued operation before income taxes	2.0	(8.0)	16.4	1.9
(Provision for) benefit from income taxes	(0.7)	2.1	(7.9)	0.3
Less: Net income attributable to noncontrolling interests	—	(0.1)	—	(0.1)
Income (loss) from discontinued operations, net of income taxes	$1.3	$(6.0)	$8.5	$2.1
The carrying amounts of the major classes of assets and liabilities of Darex classified as held for sale in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 consist of the following:

(In millions)	June 30, 2018	December 31, 2017
Trade accounts receivable	$4.1	$8.4
Inventories	2.9	10.6
Other current assets	1.0	0.7
Current assets held for sale	$8.0	$19.7
Properties and equipment, net	1.8	2.2
Other assets	0.6	0.6
Non-current assets held for sale	$2.4	$2.8
Accounts payable	3.2	6.4
Other current liabilities	0.3	1.4
Current liabilities held for sale	$3.5	$7.8
Underfunded and unfunded defined benefit pension plans	0.3	0.3
Non-current liabilities held for sale	$0.3	$0.3

Notes to Consolidated Financial Statements (unaudited) - Continued

16. Acquisitions
Acquisitions Completed in 2018
Clydebridge Holdings Limited
On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited (the "RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The acquisition is expected to strengthen GCP’s position in the U.K. waterproofing market and complement its product portfolio within the SBM operating segment by adding waterproofing capabilities for a wider range of projects. The aggregate purchase price of $29.7 million, net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.1 million. The purchase price is subject to normal and customary purchase price adjustments that are expected to be resolved with the seller in the third quarter of 2018.
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations ("ASC 805"). The operating results of RIW have been reflected in the results of operations for the SBM operating segment from the date of the acquisition, which included approximately two months of activity during the second quarter of 2018.
The Company used a market participant approach to record the assets acquired and liabilities assumed in the RIW acquisition. The purchase price allocation is based on a preliminary valuation and is subject to further adjustments within the measurement period as additional information becomes available related to the fair value of such assets acquired and liabilities assumed. The fair values of inventory, intangible assets, accrued liabilities, tax-related matters and residual goodwill were preliminary as of June 30, 2018. The Company will refine such fair value estimates as new information becomes available during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.
The preliminary purchase price allocation amounts were as follows:

(In millions)	Net Assets Acquired
Accounts receivable (approximates contractual value)	$1.3
Inventories	0.6
Prepaid expenses and other current assets	0.1
Property, plant and equipment	0.1
Intangible assets	10.7
Goodwill	19.9
Accounts payable	(1.0)
Accrued liabilities	(0.1)
Deferred tax liabilities	(1.9)
Net assets acquired	$29.7
Fair values of intangible assets acquired consisted of customer relationships of $8.8 million, trademarks and trade names of $1.1 million, as well as developed technology of $0.8 million. The Company used the income approach in accordance with the excess-earnings method to estimate the fair value of customer relationships, equal to the present value of the incremental after-tax cash flows attributable to the intangible asset. The Company used the income approach in accordance with the relief-from-royalty method to estimate the fair values of the trademarks and trade names, as well as developed technology which is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. The weighted average amortization periods for the intangible assets acquired are 9 years for the customer relationship intangible asset, 15 years for developed technology and 10 years for trademarks and trade names. The total weighted average amortization period of the intangible assets acquired is 10 years using methods that approximate the pattern in which the economic benefits are expected to be realized.

Notes to Consolidated Financial Statements (unaudited) - Continued

At the closing of the acquisition of RIW, a portion of the consideration was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. There were no amounts released from the escrow to the sellers as of June 30, 2018.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the SBM operating segment. Goodwill is primarily the result of expected synergies from combining the operations of RIW with GCP's operations and is not deductible for tax purposes.
During the three months ended June 30, 2018, revenue and net income from RIW were not material to the Company's consolidated revenue and loss from continuing operations. During the three and six months ended June 30, 2018, the Company's consolidated results of operations reflected the impact of amortization of acquired intangible assets, third party acquisition-related transaction costs and charges related to the sale of acquired inventories to which a step-up in value was applied in purchase accounting which resulted from this acquisition, none of which were material.
The Company did not present a pro forma information summary for its consolidated results of operations for three and six months ended June 30, 2018 as if the acquisition of RIW occurred on January 1, 2017 because such results were not material.
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
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, and reflected Ductilcrete's operating results from the date of the acquisition within the operating results of the SCC operating segment.
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
During the first quarter of 2018, the Company finalized certain closing adjustments with the seller and its purchase price allocation by recording a $0.3 million reduction in both consideration paid and accounts receivable.
The following table presents the aggregate purchase price allocation as of June 30, 2018.

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

Notes to Consolidated Financial Statements (unaudited) - Continued

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
Revenue and net income from Stirling Lloyd were not material to the Company's consolidated revenue and loss from continuing operations during the three and six months ended June 30, 2018 and 2017. During the three and six months ended June 30, 2018 and 2017, the Company's consolidated results of operations reflected the impact of third party acquisition-related transaction costs, prepaid compensation expense, interest expense and amortization of acquired intangible assets resulting from this acquisition, none of which were material. Revenue and net income from Ductilcrete were not material to the Company's consolidated revenue and loss from continuing operations during the three and six months ended June 30, 2018.
Disposal of Non-core Halex Net Assets
In April 2017, the Company completed the sale of non-core carpet tack strip and plywood underlayment product lines that were acquired with Halex Corporation (“Halex”) for approximately $3 million in cash. The Company recorded a $2.1 million loss related to the disposal of these non-core Halex net assets, which is reflected in "Other income (expense), net" in the accompanying unaudited Consolidated Statements of Operations.
17. Subsequent Events
Restructuring Action
On August 1, 2018, the Board of Directors of the Company approved a business restructuring and repositioning plan (the “2018 Plan”). The 2018 Plan is designed to streamline operations and improve profitability primarily within the concrete admixtures product line of the Specialty Construction Chemicals segment by focusing on the Company's core markets, rationalizing non-profitable geographies, reducing its global cost structure and accelerating the integration of VERIFI® into the Company’s global admixtures business.
The Company expects to incur total pre-tax costs in connection with the 2018 Plan of approximately $30 million to $35 million, of which approximately $20 million to $25 million represents restructuring costs and approximately $10 million represents repositioning costs.
Approximately 70% of the estimated pretax restructuring costs represent employee severance and other employee-related costs, while the remaining 30% includes facility exit costs, inventory and other asset write-offs, and other-related costs. Repositioning costs primarily consist of consulting services to assist GCP in advancing its technology strategy. Approximately 80% of the pre-tax restructuring costs and 100% of the pre-tax repositioning costs are expected to result in cash expenditures. The restructuring actions are expected to result in the net reduction of approximately 8%-10% of the Company's workforce. Substantially all of the restructuring actions under the 2018 Plan are expected to be completed by the end of 2019.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2018 as the "second quarter", the quarter ended June 30, 2017 as the "prior-year quarter", the quarter ended March 31, 2018 as the "2018 first quarter", the six months ended June 30, 2018 as the "six months", and the six months ended June 30, 2017 as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures.
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
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales increased 5.4% to $302.8 million.

•
Loss from continuing operations attributable to GCP shareholders was $29.2 million, or $0.40 per diluted share, compared to income of $1.3 million, or $0.02 per diluted share, for the prior-year quarter. The change was primarily due to a loss on debt refinancing of $59.8 million recorded in the second quarter of 2018.

•	Adjusted EBIT decreased 19.3% to $33.9 million.

•	Adjusted EPS was $0.27 per diluted share compared to $0.23 in the prior-year quarter.

•	Adjusted EBIT Return On Invested Capital was 17.8% on a trailing four quarters basis compared with 20.7% for the 2017 second quarter.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter and six months compared to the corresponding prior-year quarter and prior year period. Please refer to this Analysis of Operations (the “table”) when reviewing our Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves quarter-to-quarter and year-over-year comparability, as well as provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting and as part of forecasting and budgeting processes since these measures provide additional transparency to our core operations.
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
The following are the non-GAAP financial measures presented in the table:

•
Adjusted EBIT (a non-GAAP financial measure)- is defined as net income (loss) from continuing operations attributable to GCP shareholders adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring expenses, repositioning and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) interest income, interest expense and related financing costs; (xi) income taxes; and (xii) and certain other items that are not representative of underlying trends (such as legal settlements). We use Adjusted EBIT to assess and measure our operating performance and determine performance-based compensation. We use Adjusted EBIT as a performance measure because it provides improved quarter-to-quarter and year-over-year comparability for decision-making and compensation purposes and allows management to measure the ongoing earnings results of our strategic and operating decisions.

•
Adjusted EBITDA (a non-GAAP financial measure)- is defined as Adjusted EBIT adjusted for depreciation and amortization. We use Adjusted EBITDA as a performance measure in making significant business decisions.

•
Adjusted Earnings Per Share (a non-GAAP financial measure)- is defined as earnings per share ("EPS") from continuing operations on a diluted basis adjusted for costs related to: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) legacy product, environmental and other claims; (iv) restructuring and repositioning expenses and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) certain other items that are not representative of underlying trends (such as legal settlements); and (xi) and certain discrete tax items. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis.

•
Adjusted Gross Profit (a non-GAAP financial measure)- is defined as gross profit adjusted for: (i) corporate and pension-related costs included in cost of goods sold; (ii) loss in Venezuela included in cost of goods sold; and (iii) amortization of acquired inventory fair value adjustment. Adjusted Gross Margin means Adjusted Gross Profit divided by net sales. We use this performance measure to understand trends and changes and to make business decisions regarding core operations.

•
Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure)- is defined as Adjusted EBIT (on a trailing four quarters basis) divided by the sum of net working capital, properties and equipment and certain other assets and liabilities. We use Adjusted EBIT Return On Invested Capital as a performance measure to review investments and to make capital allocation decisions.

Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted EBIT Return On Invested Capital, Adjusted Gross Profit and Adjusted Gross Margin do not purport to represent income measures as defined under U.S. GAAP. These measures are provided to investors and others to improve the quarter-to-quarter, year-to-year and peer-to-peer comparability of our financial results and to ensure that investors understand the information we use to evaluate the performance of our businesses.
Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to income and expenses from restructuring and repositioning activities which historically has been a material component of our net income (loss) from continuing operations attributable to GCP shareholders. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income (loss) measured under GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income (loss) from continuing operations attributable to GCP shareholders measured under GAAP for a complete understanding of our results of operations.

We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Net sales:
Specialty Construction Chemicals	$175.0	$158.9	10.1%	$322.0	$292.9	9.9%
Specialty Building Materials	$127.8	$128.3	(0.4)%	$231.0	$219.6	5.2%
Total GCP net sales	$302.8	$287.2	5.4%	$553.0	$512.5	7.9%
Net sales by region:
North America	$149.3	$142.6	4.7%	$272.3	$254.5	7.0%
Europe Middle East Africa (EMEA)	69.2	66.4	4.2%	127.5	111.9	13.9%
Asia Pacific	65.7	59.2	11.0%	117.7	110.4	6.6%
Latin America	18.6	19.0	(2.1)%	35.5	35.7	(0.6)%
Total net sales by region	$302.8	$287.2	5.4%	$553.0	$512.5	7.9%

Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$12.6	$20.2	(37.6)%	$18.5	$28.8	(35.8)%
Specialty Building Materials segment operating income	31.8	35.3	(9.9)%	49.9	50.5	(1.2)%
Corporate costs(B)	(8.6)	(11.2)	23.2%	(17.5)	(21.4)	18.2%
Certain pension costs(C)	(1.9)	(2.3)	17.4%	(3.8)	(4.9)	22.4%
Adjusted EBIT (non-GAAP)	33.9	42.0	(19.3)%	47.1	53.0	(11.1)%
Currency and other financial losses in Venezuela	—	(2.4)	NM	—	(2.4)	NM
Repositioning expenses	(1.2)	(3.7)	67.6%	(2.1)	(5.7)	63.2%
Restructuring and asset impairments	0.6	(9.8)	NM	1.1	(10.9)	NM
Pension MTM adjustment and other related costs, net	(0.9)	0.1	NM	(0.9)	0.1	NM
Gain on termination and curtailment of pension and other postretirement plans	0.1	5.1	(98.0)%	0.1	5.1	(98.0)%
Loss on sale of product line	—	(2.1)	NM	—	(2.1)	NM
Third-party and other acquisition-related costs	(0.8)	(2.6)	69.2%	(1.6)	(3.0)	46.7%
Amortization of acquired inventory fair value adjustment	(0.2)	(1.2)	83.3%	(0.2)	(2.7)	92.6%
Tax indemnification adjustments	—	—	NM	—	(2.4)	NM
Interest expense, net	(66.0)	(17.5)	NM	(78.3)	(34.5)	NM
Income tax benefit (expense)	5.3	(6.6)	NM	(8.2)	(18.2)	54.9%
Loss (income) from continuing operations attributable to GCP shareholders (GAAP)	$(29.2)	$1.3	NM	$(43.0)	$(23.7)	(81.4)%
Diluted EPS from continuing operations (GAAP)	$(0.40)	$0.02	NM	$(0.60)	$(0.33)	(81.8)%
Adjusted EPS (non-GAAP)	$0.27	$0.23	17.4%	$0.28	$0.18	55.6%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$57.0	$58.9	(3.2)%	$103.0	$106.7	(3.5)%
Specialty Building Materials	55.6	58.5	(5.0)%	97.5	98.0	(0.5)%
Adjusted Gross Profit (non-GAAP)	112.6	117.4	(4.1)%	200.5	204.7	(2.1)%
Amortization of acquired inventory fair value adjustment	(0.2)	(1.2)	83.3%	(0.2)	(2.7)	92.6%
Loss in Venezuela in cost of goods sold	—	(0.8)	NM	—	(0.8)	NM
Corporate costs and pension costs in cost of goods sold	(0.7)	(0.4)	(75.0)%	(1.1)	(0.9)	(22.2)%
Total GCP Gross Profit (GAAP)	111.7	115.0	(2.9)%	199.2	200.3	(0.5)%
Gross Margin:
Specialty Construction Chemicals	32.6%	37.1%	(4.5) pts	32.0%	36.4%	(4.4) pts
Specialty Building Materials	43.5%	45.6%	(2.1) pts	42.2%	44.6%	(2.4) pts
Adjusted Gross Margin (non-GAAP)	37.2%	40.9%	(3.7) pts	36.3%	39.9%	(3.6) pts
Loss in Venezuela in cost of goods sold	—%	(0.3)%	0.3 pts	—%	(0.2)%	0.2 pts
Amortization of acquired inventory fair value adjustment	(0.1)%	(0.4)%	0.3 pts	—%	(0.5)%	0.5 pts
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.1)%	(0.1) pts	(0.2)%	(0.2)%	0.0 pts
Total GCP Gross Margin (GAAP)	36.9%	40.1%	(3.2) pts	36.1%	39.0%	(2.9) pts
Adjusted EBIT(A)(B)(C):
Specialty Construction Chemicals segment operating income	12.6	20.2	(37.6)%	18.5	28.8	(35.8)%
Specialty Building Materials segment operating income	31.8	35.3	(9.9)%	49.9	50.5	(1.2)%
Corporate and certain pension costs	(10.5)	(13.5)	22.2%	(21.3)	(26.3)	19.0%
Total GCP Adjusted EBIT (non-GAAP)	33.9	42.0	(19.3)%	47.1	53.0	(11.1)%
Depreciation and amortization:
Specialty Construction Chemicals	6.0	5.1	17.6%	12.0	10.2	17.6%
Specialty Building Materials	3.7	3.1	19.4%	7.1	6.0	18.3%
Corporate	0.9	0.6	50.0%	1.7	1.0	70.0%
Total GCP depreciation and amortization	10.6	8.8	20.5%	20.8	17.2	20.9%
Adjusted EBITDA:
Specialty Construction Chemicals	18.6	25.3	(26.5)%	30.5	39.0	(21.8)%
Specialty Building Materials	35.5	38.4	(7.6)%	57.0	56.5	0.9%
Corporate and certain pension costs	(9.6)	(12.9)	25.6%	(19.6)	(25.3)	22.5%
Total GCP Adjusted EBITDA (non-GAAP)	44.5	50.8	(12.4)%	67.9	70.2	(3.3)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	7.2%	12.7%	(5.5) pts	5.7%	9.8%	(4.1) pts
Specialty Building Materials	24.9%	27.5%	(2.6) pts	21.6%	23.0%	(1.4) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	11.2%	14.6%	(3.4) pts	8.5%	10.3%	(1.8) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	10.6%	15.9%	(5.3) pts	9.5%	13.3%	(3.8) pts
Specialty Building Materials	27.8%	29.9%	(2.1) pts	24.7%	25.7%	(1.0) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	14.7%	17.7%	(3.0) pts	12.3%	13.7%	(1.4) pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2018	June 30, 2017
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$121.5	$122.9
Invested Capital:
Trade accounts receivable	215.8	210.0
Inventories	114.8	104.0
Accounts payable	(132.4)	(115.7)
Invested working capital	198.2	198.3
Other current assets (excluding income taxes)	35.3	36.9
Properties and equipment, net	217.3	202.8
Goodwill	212.1	176.3
Technology and other intangible assets, net	95.2	76.3
Other assets (excluding capitalized financing fees)	27.0	26.5
Other current liabilities (excluding income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture)	(83.5)	(111.2)
Other liabilities (excluding other postretirement benefits liability and liabilities incurred in association with the Darex divestiture)	(17.3)	(13.0)
Total invested capital	$684.3	$592.9
Adjusted EBIT Return On Invested Capital (non-GAAP)	17.8%	20.7%
___________________________________________________________________________________________________________________
Amounts may not add due to rounding.

(A)	Our segment operating income includes only our share of income of consolidated joint ventures.

(B)
Management allocates corporate costs to each segment to the extent such costs are directly attributable to the segments. Corporate costs include approximately $2.4 million and $5.4 million, respectively, of allocated costs for the three and six months ended June 30, 2017 that were previously reported within the Darex operating segment since such costs did not meet the criteria to be reclassified to discontinued operations. As of the third quarter of 2017, the Company began allocating these costs to its remaining operating segments.

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

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$(0.40)				$0.02
Repositioning expenses	1.2	$0.3	$0.9	0.01	3.7	1.4	2.3	0.03
Restructuring and asset impairments	(0.6)	(0.2)	(0.4)	(0.01)	9.8	3.2	6.6	0.09
Gain on termination and curtailment of pension and other postretirement plans	(0.1)	—	(0.1)	—	(5.1)	(2.0)	(3.1)	(0.04)
Pension MTM adjustment and other related costs, net	0.9	0.2	0.7	0.01	(0.1)	—	(0.1)	—
Currency and other financial losses in Venezuela	—	—	—	—	2.4	—	2.4	0.03
Loss on sale of product line	—	—	—	—	2.1	0.8	1.3	0.02
Third-party and other acquisition-related costs	0.8	0.2	0.6	0.01	2.6	0.2	2.4	0.03
Loss on debt refinancing	59.8	13.0	46.8	0.65	—	—	—	—
Amortization of acquired inventory fair value adjustment	0.2	—	0.2	—	1.2	0.4	0.8	0.01
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	0.1	(0.1)	$—	—	(2.6)	2.6	$0.04
Adjusted EPS (non-GAAP)				$0.27				$0.23

	Six Months Ended June 30,
	2018				2017
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$(0.60)				$(0.33)
Repositioning expenses	2.1	$0.5	$1.6	0.02	5.7	2.2	3.5	0.05
Restructuring and asset impairments	(1.1)	(0.3)	(0.8)	(0.01)	10.9	4.3	6.6	0.09
Gain on termination and curtailment of pension and other postretirement plans	(0.1)	—	(0.1)	—	(5.1)	(2.0)	(3.1)	(0.04)
Pension MTM adjustment and other related costs, net	0.9	0.2	0.7	0.01	(0.1)	—	(0.1)	—
Currency and other financial losses in Venezuela	—	—	—	—	2.4	—	2.4	0.03
Loss on sale of product line	—	—	—	—	2.1	0.8	1.3	0.02
Third-party and other acquisition-related costs	1.6	0.3	1.3	0.02	3.0	0.2	2.8	0.04
Loss on debt refinancing	59.8	13.0	46.8	0.65	—	—	—	—
Amortization of acquired inventory fair value adjustment	0.2	—	0.2	—	2.7	0.8	1.9	0.03
Tax indemnification adjustments	—	—	—	—	2.4	0.9	1.5	0.02
Discrete tax items:
Discrete tax items, including adjustments to uncertain tax positions	—	(13.4)	13.4	$0.19	—	(19.3)	19.3	$0.27
Adjusted EPS (non-GAAP)				$0.28				$0.18

GCP Overview
Following is an overview of our financial performance for the second quarter and six months compared with the prior-year periods.
Net Sales and Gross Margin
The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product prices and the impact of currency exchange for the period.

	Three Months Ended June 30, 2018 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	8.2%	1.1%	0.8%	10.1%
Specialty Building Materials	(4.8)%	2.4%	2.0%	(0.4)%
Net sales	2.4%	1.6%	1.4%	5.4%
By Region:
North America	2.4%	2.1%	0.2%	4.7%
Europe Middle East Africa	(2.5)%	2.7%	4.0%	4.2%
Asia Pacific	8.7%	(1.6)%	3.9%	11.0%
Latin America	0.9%	4.2%	(7.2)%	(2.1)%

	Six Months Ended June 30, 2018 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	7.1%	0.9%	1.9%	9.9%
Specialty Building Materials	1.6%	1.0%	2.6%	5.2%
Net sales	4.8%	0.9%	2.2%	7.9%
By Region:
North America	5.5%	1.3%	0.2%	7.0%
Europe Middle East Africa	5.3%	2.1%	6.5%	13.9%
Asia Pacific	3.4%	(1.4)%	4.6%	6.6%
Latin America	1.5%	2.2%	(4.3)%	(0.6)%
Net sales of $302.8 million for the second quarter of 2018 increased by $15.6 million, or 5.4%, from the prior-year quarter. The increase was primarily due to higher sales volumes in North America and Asia Pacific, price increases in North America, EMEA and Latin America and favorable foreign exchange primarily due to the U.S. dollar weakening against currencies in EMEA and Asia Pacific. Sales volumes in North America and Asia Pacific benefited from strong economic conditions and the impact of acquisitions, primarily in North America. The increase in sales volumes was partially offset by volume declines in EMEA, the sale of Halex’s non-core tack strip product line in the second quarter of 2017 and the deconsolidation of Venezuela during the third quarter of 2017.
GCP's gross margin of 36.9% decreased 320 basis points and GCP's Adjusted Gross Margin of 37.2% decreased 370 basis points for the second quarter of 2018 compared with the prior-year quarter. The declines were primarily due to higher raw material and logistics costs, partially offset by price increases and productivity gains.
Net sales of $553.0 million for the first six months of 2018 increased by $40.5 million, or 7.9%, compared with the prior-year period. The increase was primarily due to higher sales volumes in all regions. Net sales also benefited from acquisitions, price increases in all regions except Asia Pacific and favorable foreign exchange. The increase in sales volumes was partially offset by the sale of Halex's non-core tack strip product line in the second quarter of 2017 and the deconsolidation of Venezuela during the third quarter of 2017.
GCP's gross margin of 36.1% declined 290 basis points and GCP's Adjusted Gross Margin of 36.3% decreased 360 points for the first six months of 2018 compared with the prior-year period. The declines were primarily due to raw material and logistics costs, partially offset by price increases and productivity gains.

(Loss) Income from Continuing Operations Attributable to GCP Shareholders
Loss from continuing operations attributable to GCP shareholders was $29.2 million for the second quarter of 2018, compared to income from continuing operations attributable to GCP shareholders of $1.3 million for the prior-year quarter. The change was primarily due to lower gross profit, higher selling, general and administrative expenses and a loss on debt extinguishment of $59.4 million due to the redemption of our 9.5% Senior Notes on April 10, 2018. Such impact was partially offset by lower restructuring and asset impairments, lower income taxes and lower interest expense due to the full repayment of the Term Loan previously outstanding under our Credit Agreement during the third quarter of 2017, as well as lower interest on the 5.5% Senior Notes issued in connection with the redemption of our 9.5% Senior Notes.
Loss from continuing operations attributable to GCP shareholders was $43.0 million for the six months of 2018 compared to 23.7 million for the prior-year period. The change was primarily due to higher selling, general and administrative expenses and a loss on debt extinguishment of $59.4 million due to the redemption of our 9.5% Senior Notes on April 10, 2018. Such impact was partially offset by lower restructuring and asset impairments, higher "Other Income, net", lower income taxes and lower interest expense due to the full repayment of the Term Loan previously outstanding under our Credit Agreement during the third quarter of 2017, as well as lower interest on the 5.5% Senior Notes issued in connection with the redemption of our 9.5% Senior Notes. The increase in "Other income, net" in the accompanying unaudited Consolidated Statements of Operations was due in part to income generated from our transition services agreement with Henkel that began subsequent to the Darex sale in the third quarter of 2017 and is expected to be significantly reduced beginning in the third quarter of 2018.

Adjusted EBIT
Adjusted EBIT was $33.9 million for the second quarter of 2018, a decrease of 19.3% compared with the prior-year quarter. The decrease was primarily due to lower segment operating income in both SCC and SBM resulting from higher raw material and logistics costs, partially offset by lower corporate and certain pension costs.
Adjusted EBIT was $47.1 million for the six months of 2018, a decrease of 11.1% compared with the prior-year period. The decrease was primarily due to lower segment operating income, primarily in SCC resulting from higher raw material and logistics costs, partially offset by lower corporate and certain pension costs.
Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for the second quarter of 2018 decreased to 17.8% on a trailing four quarters basis from 20.7% on the same basis for the prior-year quarter. The decrease was mainly driven by a 15.4% increase in invested capital that resulted primarily from an increase in goodwill and intangible assets as a result of our acquisitions.

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
Net Sales and Gross Margin—SCC
Net sales were $175.0 million for the second quarter, an increase of 10.1% compared with the prior-year quarter. The increase in net sales was due primarily to higher sales volumes, favorable impact of foreign exchange and increased pricing in North America, EMEA and Latin America.
Sales volumes increased 8.2% primarily due to growth in North America, EMEA and Asia Pacific. Sales volumes increased 11.2% in our Concrete business due to increased project activity, stronger demand in North America and EMEA and the impact of the Ductilcrete acquisition, partially offset by the deconsolidation of Venezuela within the Latin America region. Sales volumes in our Cement business increased 0.5%, primarily due to growth in Asia Pacific.
Net sales were $322.0 million for the six months, an increase of 9.9% compared with the prior-year period. The increase in net sales was primarily due to higher sales volumes, favorable impact of foreign exchange and increased pricing in North America, EMEA and Latin America.
Sales volumes increased 7.1% for the six months primarily due to growth in North America, and EMEA and Asia Pacific. Sales volumes increased 8.4% in our Concrete business due to increased project activity and the Ductilcrete acquisition in North America and stronger demand in EMEA, partially offset by the deconsolidation of Venezuela. Sales volumes in our Cement business increased 3.5% due to growth in EMEA, Asia Pacific and Latin America.
Gross profit was $57.0 million for the second quarter, a decrease of $1.9 million, or 3.2%, compared with the prior-year quarter. Gross margin was 32.6%, compared with 37.1% for the prior-year quarter. The decrease in gross profit and gross margin was primarily due to increases in raw material and logistics costs, partially offset by price increases.
Gross profit was $103.0 million for the six months, a decrease of $3.7 million, or 3.5%, compared with the prior-year period. Gross margin was 32.0%, compared with 36.4% for the prior-year period. The decrease in gross profit and gross margin was primarily due to increases in raw material and logistics costs, partially offset by price increases.

Segment Operating Income and Operating Margin—SCC
Segment operating income was $12.6 million for the second quarter, a decrease of $7.6 million, or 37.6%, compared with the prior-year quarter. Segment operating margin was 7.2% compared with 12.7% for the prior-year quarter. The decrease in segment operating income and segment operating margin was primarily due to lower gross margin, higher operating expenses primarily due to corporate allocations and the deconsolidation of Venezuela in the third quarter of 2017. During the prior-year quarter, SCC’s Venezuelan operations contributed net sales of $3.1 million and operating income of $2.3 million. The Venezuelan entity was deconsolidated in the third quarter of 2017 and no longer contributed to net sales or operating income beyond that period.
Segment operating income was $18.5 million for the six months, a decrease of $10.3 million, or 35.8%, compared with the prior-year period, Segment operating margin was 5.7% for the six months compared with 9.8% for the prior-year period. The decrease in segment operating income and segment operating margin was primarily due to lower gross margin, higher operating expenses primarily due to corporate allocations and the deconsolidation of Venezuela in the third quarter of 2017. During the prior-year period, SCC’s Venezuelan operations contributed net sales of $6.2 million and operating income of $4.3 million. The Venezuelan entity was deconsolidated in the third quarter of 2017 and no longer contributed to net sales or operating income beyond that period.

Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for the second quarter and six months compared with the corresponding prior-year periods.
Net Sales and Gross Margin—SBM
Net sales were $127.8 million for the second quarter, a decrease of 0.4% compared with the prior-year quarter. The decrease in net sales was due primarily to lower sales volumes, partially offset by the favorable impact of foreign exchange rates and price increases in North America and EMEA.
Sales volumes decreased 4.8% due to declines in North America and EMEA which was primarily attributable to less promotional activity that contributed to reduced volumes in our Residential business, project activity in EMEA and the divestiture of the non-core Halex tack strip business in the second quarter of 2017, partially offset by higher sales volumes from acquisitions.
Net sales were $231.0 million for the six months, an increase of 5.2% compared with the prior-year period. The increase was primarily due to the favorable impact of foreign exchange, higher sales volumes from acquisitions, and price increases primarily in North America and EMEA, partially offset by lower sales volumes in our Residential business and the divestiture of the non-core Halex tack strip business in the second quarter of 2017.
Gross profit was $55.6 million for the second quarter, a decrease of 5.0% from the prior-year quarter due to lower gross margin. Gross margin was 43.5% compared with 45.6% for the prior-year quarter primarily due to changes in product mix, increases in raw material and logistics costs, partially offset by price increases and productivity gains.
Gross profit was $97.5 million for the six months and remained largely unchanged compared to the prior-year period primarily due to higher net sales, partially offset by lower gross margin. Gross margin was 42.2% compared with 44.6% for the prior-year period primarily due to increased raw material and logistics costs, partially offset by price increases and productivity gains.

Segment Operating Income and Operating Margin—SBM
Segment operating income was $31.8 million for the second quarter, a decrease of 9.9% from the prior-year quarter. Segment operating margin for the second quarter was 24.9%, a decrease compared to 27.5% in the prior-year quarter. The decrease in segment operating income and margin was primarily due to lower gross margin.
Segment operating income was $49.9 million for the six months, a decrease of 1.2% from the prior-year period. Segment operating margin for the six months was 21.6%, a decrease from 23.0% in the prior-year period. The decrease was primarily due to lower gross margin.

Corporate Overview
Following is a corporate costs overview for the second quarter and six months compared with the corresponding prior-year periods.

Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated to our operating segments. Corporate costs were $8.6 million for the second quarter of 2018, a decrease of 23.2% compared with the prior-year quarter. The decrease was primarily due to $2.4 million of costs included in the prior-year quarter that were subsequently eliminated as a result of the Company's 2017 restructuring program or allocated out to our remaining operating segments after the July 3, 2017 closing date of the Darex sale, and lower foreign exchange losses, primarily from Venezuela. Corporate costs were $17.5 million for the six months of 2018, a decrease of 18.2% compared with the prior-year period. The decrease was primarily due to $5.4 million of costs included in the prior-year period that were subsequently eliminated as a result of the 2017 restructuring program or allocated out to our remaining operating segments after the July 3, 2017 closing date of the Darex sale, and lower foreign exchange losses, primarily from Venezuela. These decreases were partially offset by increases in corporate functional support cost for the six months compared to the prior-year period.
Defined Benefit Pension and Other Postretirement Expense
Defined benefit expense includes costs relating to U.S. and non-U.S. defined benefit pension and other postretirement benefit (OPEB) plans that provide benefits for retirees and former employees of divested businesses where we retained these obligations.
Certain pension costs for the three and six months ended June 30, 2018 were $1.9 million and $3.8 million compared with $2.3 million and $4.9 million for the corresponding prior-year periods. The decrease primarily relates to greater expected return on plan assets due to the $40.0 million contribution to the Company's U.S. plans in December 2017.
In the second quarter of 2018, we recorded an expense of $1.2 million related to a recognition of a liability for an OPEB retiree health care plan as of June 30, 2018. Additionally, we recognized a mark-to-market remeasurement gain of $0.3 million and curtailment gain of $0.1 million due to amending a defined benefit pension plan at one of our non-U.S. locations. The $1.2 million expense related to the OPEB plan and the $0.3 million mark-to-market remeasurement gain are included in "Pension MTM adjustment and other related costs, net" in the Analysis of Operations for the three months ended June 30, 2018.

In the second quarter of 2017, we recognized a curtailment gain of $5.1 million in continuing operations as a result of an amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees that closes the plan to new hires effective January 1, 2018 and freezes the accrual of plan benefits for all plan participants as of December 31, 2022. In addition, we terminated and settled a pension plan at one non-U.S. location, resulting a mark-to-market remeasurement gain of $0.1 million.
Restructuring and Repositioning Expenses
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, our Board of Directors approved a restructuring and repositioning plan that includes actions to streamline our operations, reduce our global cost structure and reposition us as a construction products technologies company.
We expect to incur total costs under the 2017 Plan of approximately $32 million to $34 million, of which costs ranging from $24 million to $25 million are related to restructuring activities, and costs ranging from $8 million to $9 million are related to repositioning activities.
Total expected restructuring activity costs consist of $21 million to $22 million of severance and other employee-related costs, $1.3 million of asset impairments, and $1.6 million of facility exit costs. Total expected restructuring activity costs are attributable as follows: (i) $5 million to the SCC segment, (ii) $4 million to the SBM segment, (iii) $3 million to $4 million to the Corporate function and (iv) $12 million to discontinued operations. The restructuring activities are expected to be substantially completed by December 31, 2018.
The repositioning activities include primarily professional fees for consulting, accounting, tax and legal services, as well as employee-related costs for recruitment, relocation services and sign-on and other employee bonuses associated with our organizational realignment. Total costs expected to be incurred for repositioning activities range from $8 million to $9 million. We also expect to incur approximately $10 million to $15 million of capital expenditures related to repositioning activities, which includes the build-out of three manufacturing plants in Asia Pacific that will replace shared facilities sold as a part of the Darex divestiture. We expect all of these repositioning activities to be classified within continuing operations and should be substantially completed by December 31, 2019.
As of June 30, 2018, the cumulative restructuring activity costs recognized under the 2017 Plan since inception were $19.4 million, of which $4.6 million was attributable to the SCC segment, $3.4 million was attributable to the SBM segment, $2.8 million attributable to the Corporate function and $8.6 million attributable to discontinued operations. Of the $19.4 million incurred to date, approximately $17.9 million related to severance and employee-related costs and $1.5 million related to asset impairments and facility exit costs.
Upon conclusion of the 2017 Plan, we expect to achieve net annualized cost reductions of approximately $28 million to $30 million. We expect approximately $13 million to $15 million of these net annualized cost reductions to benefit continuing operations and approximately $15 million to be related to discontinued operations. While we expect the net cost reductions to be phased-in over the completion of the 2017 Plan, we expect that the cost recovery generated from the Transition Services Agreement with Henkel, as described in Note 15, "Discontinued Operations" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q, will largely offset the cost that will be eliminated upon completion of the program. During the second quarter of 2018, we achieved net cost reductions of approximately $7 million, of which $4 million and $3 million, respectively, related to continuing operations and discontinued operations. During the first six months of 2018, we achieved net cost reductions of approximately $14 million, of which $7 million and $7 million, respectively, related to continuing operations and discontinued operations. These net cost reductions are primarily included in "Selling, general and administrative expenses".

Restructuring Expenses and Asset Impairments
The following table summarizes restructuring expenses and asset impairments related to the 2017 Plan and other plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Severance and other employee costs	$(0.9)	$16.1	$(0.7)	$16.9
Asset impairments	—	0.2	0.4	0.5
Total restructuring and asset impairments	$(0.9)	$16.3	$(0.3)	$17.4
Less: restructuring and asset impairments reflected in discontinued operations	(0.3)	6.5	0.8	6.5
Total restructuring and asset impairments from continuing operations	$(0.6)	$9.8	$(1.1)	$10.9
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
During the second quarter of 2018 and 2017, we incurred repositioning expenses related to the 2017 Plan of $1.2 million and $0.4 million, respectively, substantially all of which were related to consulting and other professional service fees and employee-related costs associated with our organizational realignment. During the six months of 2018 and 2017, we incurred repositioning expenses of $2.1 million and $0.4 million, respectively, related to the 2017 Plan. As of June 30, 2018, the cumulative repositioning activity costs recognized under the 2017 Plan were approximately $6.5 million.
As of June 30, 2018, cumulative cash payments for repositioning made under the 2017 Plan from inception to date were $8.1 million. Total cash payments associated with the 2017 Plan were $6.1 million during the six months of 2018. As of June 30, 2018, cumulative capital expenditures incurred from inception to date were $4.1 million.
Separation-Related Repositioning Expenses
Post-Separation from Grace, we incurred expenses related to our transition to a stand-alone public company and completed these activities as of December 31, 2017. We incurred total cumulative costs of $20.6 million in connection with these activities. We did not incur any costs related to such activities during the second quarter of 2018 and the six months of 2018. Please refer to Note 10, "Restructuring and Repositioning Expenses" to our Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K for further information on expenses.

Separation-related repositioning expenses for the second quarter of 2017 and the six months of 2017 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2017	2017
Professional fees	$2.0	$3.4
Software and IT implementation fees	0.6	0.9
Employee-related costs	0.7	1.0
Total	$3.3	$5.3
We exclude restructuring and repositioning expenses from Adjusted EBIT, as discussed in the "Results of Operations" section above.
2018 Restructuring and Repositioning Plan
On August 1, 2018, our Board of Directors approved a business restructuring and repositioning plan (the “2018 Plan”). The 2018 Plan is designed to streamline operations and improve profitability primarily within the concrete admixtures product line of our Specialty Construction Chemicals segment by focusing on our core markets, rationalizing non-profitable geographies, reducing our global cost structure and accelerating the integration of VERIFI® into our global admixtures business.
We expect to receive total annualized pre-tax cost savings associated with the 2018 Plan of approximately $25 million, approximately $6 million to $8 million of which we expect to realize in 2018, with the entire annualized pre-tax savings of approximately $25 million expected to be realized in 2019.
Please refer to Note 17, "Subsequent Event," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" on this Quarterly Report on Form 10-Q for additional information.
Interest and Financing Expenses
"Interest expense and related financing costs" included in the accompanying unaudited Consolidated Statements of Operations were $66.7 million and $80.5 million, respectively, for the second quarter of 2018 and six months of 2018 compared to $17.5 million and $34.5 million, respectively, in the corresponding prior-year periods.
The increase of $49.2 million during the second quarter of 2018 and $46.0 million during the six months of 2018 compared to corresponding prior-year periods resulted primarily from a loss on debt extinguishment due to the redemption of our 9.5% Senior Notes on April 10, 2018. The loss was partially offset by lower interest expense due to the full repayment of the Term Loan principal balance previously outstanding under our Credit Agreement during the third quarter of 2017, as well as lower interest on the 5.5% Senior Notes issued in connection with the redemption of our 9.5% Senior Notes.
Income Taxes
The income tax (benefit) expense attributable to continuing operations during the three months ended June 30, 2018 and 2017 was ($5.3 million) and $6.6 million, respectively, representing effective tax rates of 15.4% and 82.5%, respectively. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2018 is primarily attributable to the effect of tax rates in foreign jurisdictions of $0.7 million, state taxes of $0.4 million and permanent book to tax differences of $0.8 million. The difference in income tax at the U.S. federal income tax rate of 35.0% versus actual for the three months ended June 30, 2017 was primarily due to $4.6 million of tax expense on undistributed foreign earnings.

The income tax expense attributable to continuing operations during the six months ended June 30, 2018 and 2017 was $8.2 million and $18.2 million, respectively, representing effective tax rates of (23.7)% and (337.0)%, respectively. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the six months ended June 30, 2018 is primarily attributable to first quarter changes in estimate related to the 2017 Tax Act in the amount of $12.5 million, as well as the effect of valuation allowances of $1.0 million, tax rates in foreign jurisdictions of $0.7 million, state taxes $0.4 million and permanent book to tax differences of $0.8 million. The difference in income tax at the U.S. federal income tax rate of 35.0% versus actual for the six months ended June 30, 2017 was primarily due to income tax valuation allowance of $13.9 million and $6.5 million of tax expense on undistributed foreign earnings.

Tax Reform
During the year ended December 31, 2017, we recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which is comprised of a $70.5 million Transition Toll Tax and an $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.
During the three and six months ended June 30, 2018, we recorded an increase to the provisional net charge related to the 2017 Tax Act provisions of $0.0 million and $12.5 million, respectively. This consisted of a decrease of $5.2 million related to the Transition Toll Tax, an increase of $17.4 million related to capital gain treatment triggered in 2017 due to the 2017 Tax Act, and an increase of $0.3 million deferred tax expense related to executive compensation. The above adjustments were recorded in the first quarter of 2018.
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
Repatriation
During the three and six months ended June 30, 2017, we determined we could no longer assert we are indefinitely reinvested in Mexico and Venezuela because these entities were anticipated to be sold as part of the Darex transaction. The tax associated with its outside book and tax basis difference in Mexico was recorded during the quarter as a discrete item resulting in a tax expense of $4.6 million and $6.5 million, respectively.
We will continually analyze and evaluate our cash needs to determine the appropriateness of our indefinite reinvestment assertion, including further assessment under the 2017 Tax Act. We consider the assertion of indefinite reinvestment provisional as of June 30, 2018.
Please refer to Note 5, "Income Taxes," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" on this Quarterly Report on Form 10-Q for additional information.
As discussed in note 4, Debt and Other Borrowings, GCP recognized a loss on debt refinancing of $59.8 million associated with its debt refinancing. Because this loss is unusual and infrequent in nature, the tax effect of the loss was recorded as a discrete tax item in the second quarter. The tax benefit recorded associated with the loss is $13.0 million.
Other Income, Net
Other income, net was $4.1 million and $3.6 million, respectively, during the second quarter of 2018 and the prior-year quarter. The increase of $0.5 million was primarily attributable to income generated from providing services to Henkel in connection with the transition of the Darex business pursuant to a Transition Services Agreement (the "TSA"), as well as interest income from the cash proceeds received from the sale of Darex. Such increases were partially offset by the defined benefit pension plan curtailment gain recognized during the prior-year quarter due to the amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees. Additionally, we recognized a loss on the divestiture of Halex’s non-core tack strip business in the prior-year quarter.

Other income, net was $10.4 million and $2.6 million, respectively, during the six months of 2018 and the prior-year period. The increase of $7.8 million was primarily attributable to the income generated from the TSA and interest income from the cash proceeds received from the sale of Darex, as described above. Such increases were partially offset by the defined benefit pension plan curtailment gain recognized during the prior-year period due to the amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees. During the prior-year period, we recognized a loss on the divestiture of Halex’s non-core tack strip business. Additionally, we incurred a tax-related charge for a required payment to Grace pursuant to the provisions of the Tax Sharing Agreement. Such payment was related to the anticipated tax refund due to reaching a favorable settlement with a Canada Revenue Agency during the first quarter of 2017.
We began generating TSA income subsequent to the Darex sale in the third quarter of 2017, which is expected to significantly decrease starting with the third quarter of 2018.
Financial Condition, Liquidity, and Capital Resources
Following is an analysis of our financial condition, liquidity and capital resources at June 30, 2018.
Our principal uses of cash generally have been capital investments, acquisitions and working capital investments. We believe our liquidity and capital resources, including cash on hand and cash we expect to generate during 2018 and thereafter, future borrowings if any, as well as other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and to meet our debt obligations.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions and for general corporate purposes.
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the first six months of 2018, we completed delayed closings in Argentina, Colombia and Peru and recognized a gain associated with these delayed closings of $18.5 million on a pre-tax basis and $10.3 million on an after-tax basis. In July 2018, the delayed closing in China was completed. We estimate that we will record a pre-tax gain in the third quarter of 2018 of approximately $22 million to $26 million based on $30.0 million of proceeds received on July 3, 2017 related to the Darex business in China, subject to normal and customary closing adjustments. We expect to complete the remaining delayed closings for Indonesia and Venezuela over the following 6 to 18 months. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “Income (loss) from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, which are adjusted for an economic benefit (payable to) or recovered from Henkel. The assets and liabilities of the Darex business in the remaining delayed close countries are categorized as assets or liabilities held for sale in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.
Cash Resources and Available Credit Facilities
At June 30, 2018, we had available liquidity of $668.1 million, consisting of $289.3 million in cash and cash equivalents, of which $36.6 million was held in the U.S., $343.0 million available under our revolving credit facility, and $35.8 million of available liquidity under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.

The following table summarizes our non-U.S. credit facilities as of June 30, 2018:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$12.0	$4.2	2/3/2021
India	12.0	2.2	2/3/2021
Canada	5.7	5.7	2/3/2021
Korea	5.0	5.0	2/3/2021
Mexico	2.3	2.3	3/31/2019
Brazil	2.3	2.3	Open end
United Arab Emirates	2.5	2.0	12/31/2018
Other countries	13.3	12.1	Open end
Total	$55.1	$35.8

Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash used in operating activities from continuing operations	$(9.6)	$(24.3)
Net cash used in investing activities from continuing operations	(60.2)	(103.2)
Net cash (used in) provided by financing activities from continuing operations	(236.5)	105.0
Net cash used in operating activities from continuing operations for the six months of 2018 was $9.6 million, compared with net cash used in operating activities of $24.3 million for the prior-year period. The year-over-year change was primarily attributable to accounts receivable as a result of stronger cash collections during the six months ended 2018 compared to the prior-year period. Cash inflows from accounts receivable were partially offset by lower cash inflows from accounts payable as well as higher cash payments for taxes, restructuring, pension plan contributions and interest related to our 9.5% Senior Notes.
Net cash used in operating activities from continuing operations for the six months of 2018 and prior-year-period include restructuring payments of $4.3 million and $1.1 million, respectively, and repositioning payments of $3.6 million and $4.1 million, respectively. Total cash payments were $7.9 million and $5.2 million, respectively, for the six months of 2018 and prior-year period.
Net cash used in investing activities from continuing operations for the six months of 2018 was $60.2 million, compared with $103.2 million for the prior-year period. The year-over-year change was primarily due to lower cash payments for acquisitions, partially offset by higher capital expenditures during the six months of 2018 compared to the prior-year period.
Net cash used in financing activities from continuing operations for the six months of 2018 was $236.5 million, compared with net cash provided by financing activities of $105.0 million in the prior-year period. The year-over-year change was primarily due the redemption of the 9.5% Senior Notes and the issuance of the 5.5% Senior Notes, as well as payments for debt issuance costs. Additional year-over-year changes were attributable to higher repayments and lower borrowings under our credit arrangements during the six months of 2018 compared to the prior-year period.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at June 30, 2018 and December 31, 2017 was $365.1 million and $544.3 million, respectively.
On April 10, 2018, we redeemed our then existing 9.5% Senior Notes with an aggregate principal amount of $525.0 million due in 2023 (the “9.5% Senior Notes”). On April 10, 2018, we also issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026 (the "5.5% Senior Notes") and entered into an amendment to our Credit Agreement to, among other things, (i) increase the aggregate principal amount available under our revolving credit facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein. Additionally, we borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement on April 10, 2018 which was fully repaid during the second quarter of 2018. The aggregate cash payment of $587.9 million, which consisted of: (i) proceeds of $350.0 million from the issuance of the 5.5% Senior Notes, net of loan origination fees of $3.1 million, (ii) borrowings of $50.0 million under the Credit Agreement, and (iii) a cash payment of $191.0 million was used to redeem all of the then outstanding 9.5% Senior Notes in accordance with the terms of the indenture governing the 9.5% Senior Notes.

During the second quarter of 2018 and the six months of 2018, we recognized a loss on debt extinguishment of $59.4 million related to the 9.5% Senior Notes which was included in "Interest expense and related financing costs" in the accompanying unaudited Consolidated Statements of Operations. In connection with the 9.5% Senior Notes with the then outstanding principal balance of $525.0 million, we paid total cash proceeds of $587.9 million, including $53.3 million of a redemption premium and $9.6 million of accrued interest unpaid thereon through the redemption date, and wrote off $6.1 million of previously deferred debt issuance costs.
5.5% Senior Notes
The 5.5% Senior Notes were issued pursuant to an Indenture (the “Indenture”), at $346.9 million, or 99.1% of their par value, resulting in a discount of $3.1 million, or 0.9%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $1.6 million during the second quarter of 2018. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2018. An interest payment of $9.9 million will be due and payable on October 15, 2018. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.
Subject to certain conditions stated in the Indenture, we may, at our option and at any time and from time to time, redeem the 5.5% Senior Notes prior to their maturity date in whole or in part at certain redemption prices, as discussed in Note 4, "Debt and Other borrowings," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q. Upon occurrence of a change of control, as defined in the Indenture, we will be required to make an offer to repurchase the 5.5% Senior Notes at a price equal to 101.00% of their aggregate principal amount repurchased plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 4, "Debt and Other borrowings," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for additional information regarding our debt. As of June 30 2018, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of June 30, 2018.
Credit Agreement
On April 10, 2018, we entered into an amendment to our Credit Agreement and borrowed $50 million in aggregate principal amount of revolving loans under the Credit Agreement, as discussed above. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 5, "Debt and Other Financial Instruments," to our Consolidated Financial Statements included in the 2017 Annual Report in the Form 10-K. We were in compliance with all covenant terms as of June 30, 2018 and December 31, 2017. There are no events of default as of June 30, 2018 or December 31, 2017.
The interest rate per annum applicable to the Revolving Credit Facility is equal to, at our option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon our total leverage ratio and our restricted subsidiaries' in both scenarios. During the second quarter of 2018, the weighted average interest rate paid on the Revolving Credit Facility was 3.4%. During the second quarter of 2018, we made aggregate payments of $50.0 million on the Revolving Credit Facility. As of June 30, 2018, there were no outstanding borrowings on the Revolving Credit Facility and approximately $7 million in outstanding letters of credit, which resulted in available credit of $343.0 million under the Revolving Credit Facility. As of December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. During each of the second quarter of 2018 and the six months of 2018, interest payment made on the Revolving Credit Facility was $0.2 million. Please refer to Note 4, "Debt and Other borrowings," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for additional information regarding our debt.

On July 3, 2017, we completed the sale of Darex to Henkel for approximately $1.06 billion in cash, subject to working capital and certain other adjustments. The sale of Darex is a permitted transaction under our Credit Agreement and the Indenture governing the 9.5% Senior Notes which were redeemed on April 10, 2018. Under the Credit Agreement and the Indenture governing the 9.5% Senior Notes, we were required to use net cash proceeds from the sale to prepay debt or make investments in the business over a period of approximately 18 months. During 2017, we fully repaid the outstanding principal balance on the Term Loan together with accrued and unpaid interest and extinguished the Term Loan under the Credit Agreement.
Other Contractual Obligations and Contingencies
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. During the six months of 2018, there were no material changes to our contractual obligations as previously reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” our Annual Report on Form 10-K for the year ended December 31, 2017, except for the issuance of the 5.5% Senior Notes, redemption of the 9.5% Senior Notes and amendment of the Credit Agreement described above.
Please refer to Note 8, "Commitments and Contingent Liabilities," in the Notes to the unaudited consolidated financial statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10‑Q for a discussion of financial assurances and other contingencies.
Employee Benefit Plans
For the six months ended June 30, 2018 and 2017, we did not contribute any funds to the U.S. qualified pension plans.
We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. For the three and six months ended June 30, 2018 we contributed $0.5 million and $3.9 million compared with $1.0 million and $1.7 million in the corresponding prior year periods. The increase for the six months of 2018 was due to a $2.9 million discretionary contribution to a pension plan in Brazil.
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
Venezuela
We deconsolidated our GCP Venezuela operations as of July 3, 2017 and the operating results of GCP Venezuela are no longer included in our consolidated financial results subsequent to that date. During the prior-year quarter and the prior-year period, GCP Venezuela contributed net sales of $3.1 million and $6.2 million, respectively, and operating income of $1.3 million and $3.2 million, respectively, within continuing operations.
In periods subsequent to the deconsolidation, we began accounting for GCP Venezuela using the cost method of accounting. The remaining investment in GCP Venezuela included in our unaudited Consolidated Balance Sheets included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is immaterial.

During the second quarter of 2017, we recorded a foreign exchange remeasurement and impairment loss of $7.1 million, of which $2.4 million was from continuing operations and $4.7 million was from discontinued operations. The loss from continuing operations of $2.4 million included a loss of $1.6 million which was recorded in “Loss in Venezuela” and a loss of $0.8 million which was recorded in “Cost of goods sold” within the accompanying unaudited Consolidated Statements of Operations. Additionally, we recorded a foreign exchange remeasurement loss of $1.2 million during the second quarter of 2017, of which $0.3 million was from continuing operations and $0.9 million was from discontinued operations. The loss of $0.3 million from continuing operations was recorded in “Other income, net” within the accompanying unaudited Consolidated Statements of Operations.
Argentina
As of June 30, 2018, we concluded that Argentina is a highly inflationary economy since the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation currently exceed 100%. As a result, we will begin accounting for our operations in Argentina as a highly inflationary economy effective July 1, 2018. The financial statements of our subsidiary operating in Argentina will be remeasured as if its functional currency was that of the parent entity and therefore all remeasurement adjustments will be reflected in its results of operations effective July 1, 2018. Net sales generated by the Argentina subsidiary were $3.1 million and $6.1 million, respectively, or approximately 1% of our consolidated net sales during the second quarter of 2018 and six months of 2018. We are currently evaluating the impact of this guidance on our financial position and results of operations.
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
Recent Accounting Pronouncements
Effective January 1, 2018, we adopted Accounting Standard Update (the "ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The impact of this adoption was deemed immaterial to our net sales, (loss) income from continuing operations before income taxes, (loss) income from continuing operations, and net loss during the second quarter of 2018 and six months of 2018. For further discussion of recently issued and adopted accounting pronouncements applicable to our unaudited Consolidated Financial Statements and their potential effect on our results of operations, financial position and related disclosures, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation dates May 3, 2018 (incorporated herein by reference to Exhibit 3.1 to GCP's Current Report on Form 8-K filed on May 3, 2018).

3.2	Amended and Restated By-Laws effective as of May 3, 2018 (incorporated herein by reference to Exhibit 3.2 to GCP's Current Report on Form 8-K filed on May 3, 2018).
10.1***	Randall S. Dearth Letter Agreement dated July 11, 2018 (incorporated herein by reference to Exhibit 10.1 to GCP's Current Report on Form 8-K filed July 12, 2018).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.
*** Management contract or compensatory plan.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: August 8, 2018	By:	/s/ GREGORY E. POLING
Gregory E. Poling President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2018	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)