Form 10-K
period 2018-12-31
GCP Applied Technologies Inc.
filed 2019-02-27
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-137533
GCP Applied Technologies Inc.

Delaware (State of Incorporation)	47-3936076 (I.R.S. Employer Identification No.)
62 Whittemore Avenue, Cambridge, Massachusetts 02140-1623
(617) 876-1400
(Address and phone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of GCP Applied Technologies' voting and non-voting common equity held by non-affiliates as of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $28.95 as reported on the New York Stock Exchange was $1,645,429,963.
At February 20, 2019, there were 72,330,420 shares of GCP Applied Technologies Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I.

ITEM 1.    BUSINESS

BUSINESS OVERVIEW
GCP Applied Technologies Inc. is a global provider of construction products technologies that include admixtures and additives for concrete and cement, the VERIFI® in-transit concrete management system, high-performance waterproofing products and specialty systems. The Company is a leader in its two global operating segments. Specialty Construction Chemicals ("SCC") operating segment produces concrete admixtures, which enhance the properties of concrete and other cementitious construction materials, and cement additives, which improve the performance of Portland cement, the most widely used construction material in the world. Specialty Building Materials ("SBM") operating segment produces building envelope, residential and specialty construction products that protect structures from water, vapor transmission, air penetration and fire damage.
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
During the year ended December 31, 2018, we generated net sales of $1,125.4 million, income from continuing operations before income taxes of $10.5 million and net income of $15.5 million. Approximately 52% of our 2018 sales were generated outside of the United States. We operate in more than 30 countries.
Business Strategy
GCP's objective is to deliver value to our shareholders by growing our sales, earnings, cash flows and return on invested capital through the implementation of our business strategies. Our SCC and SBM segments produce and market a portfolio of high-performance products for leading global concrete and cement producers, architects, engineers, developers and contractors. Our products must satisfy our customers’ well-defined performance requirements and specifications to provide high value, although they typically represent a low percentage of the total cost of our customers’ end-products or projects.
We implement the following growth strategies to accelerate progress toward achieving our objectives:

•
Leverage Global Presence and Data Analytics to Generate Sales Growth — We utilize our worldwide manufacturing operations, technical service and support footprint, research and development capabilities, and our sales and marketing organization to increase our geographic and customer penetration worldwide. We make targeted investments to expand our capabilities in geographies and segments where trends and economic cycles present the best opportunities.

•
Strengthen and Enhance Our Segment Positions with Product Innovation — We seek to strengthen our position as an industry innovator by investing in research and development activities focused on commercializing differentiated products and services as well as creating new product categories. We introduce and support new technologies and categories at our centralized research and development center in Cambridge, Massachusetts and at our regional global applications labs. Examples of our category creation and technology development successes include our multi-patented VERIFI®, intelligent concrete monitoring system, which provides in-transit data monitoring relative to concrete quality and truck delivery status, our PREPRUFE® fully-bonded pre-applied waterproofing technology, and our ICE & WATER SHIELD® self-adhesive underlayment for sloped roofs.

•
Maintain Strong Customer Focus — A key aspect of our strategy is to deliver product and technology solutions to our customers that help improve the performance of their products or the structures they build, as well as the productivity of their manufacturing operations or product application processes. We believe that maintaining a close partnership with our customers, which includes providing on-site technical support, allows us to effectively focus our innovation efforts and respond to their changing demands at a global, regional and local level. Our goal is to demonstrate the layers of value we provide, which include outstanding product performance and technical service, as well as savings through reduced application cost and improved life-cycle performance.

•
Grow through Strategic Acquisitions — Consistent with our business strategies, we seek strategic, bolt-on acquisitions and alliances to accelerate our customer and geographic penetration, extend our product portfolio, advance our technological capabilities, and bolster our manufacturing capacity and capability. During 2018, we acquired RIW Limited (the "RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. We have now completed six acquisitions since our separation from Grace, adding unique capabilities with each transaction.

•
Increase Productivity by Optimizing Global Operations and Supply Chain — Our productivity strategies focus on our global operations, including our logistics and supply chains. We have developed procurement and product formulation expertise to manage our product costs and production efficiencies. Product formulations are optimized at our regional development labs. These formulations are designed to meet specific customer needs while also considering the costs of different raw material inputs. Our global supply chain organization balances local raw material supply with global contracts that maximize our buying power while ensuring our supply requirements. Our global manufacturing network also maximizes production and delivery efficiencies.

•
Drive Cash Flow Conversion and Adjusted EBIT Return on Invested Capital to Deliver Long-Term Value to Our Shareholders — We believe our strategies will allow us to accelerate our cash flow conversion to invest in product development, research and development activities, strategic acquisitions, technical service and sales organizations, manufacturing operations, and to return excess capital to shareholders over time.

PRODUCTS AND SEGMENTS

Specialty Construction Chemicals Operating Segment
We supply concrete admixtures, polymer fibers and in-transit monitoring systems to concrete producers. These products are used to improve the rheology, workability, quality, durability and other engineering properties of concrete, mortar, masonry and other cementitious construction materials. We also supply additives to cement manufacturers that are used to improve energy efficiency and reduce carbon dioxide in cement processing, enhance the characteristics of finished cement and improve ease of use.
We compete with several large international suppliers and regionally with smaller competitors. Competition for our products is based on product performance, technical support, the breadth of our manufacturing and distribution infrastructure and our ability to bring value to our customers in the construction industry. Our major global competitors are BASF and Sika.
The following table sets forth SCC sales as a percentage of GCP total revenue during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Concrete	$478.9	42.6%	$455.6	42.0%	$469.1	44.7%
Cement	164.6	14.6%	160.1	14.8%	154.7	14.8%
Total SCC Revenue	$643.5	57.2%	$615.7	56.8%	$623.8	59.5%

The following table sets forth SCC sales by geographic region as a percentage of SCC total revenue during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
(In millions)	Sales	% of SCC Revenue	Sales	% of SCC Revenue	Sales	% of SCC Revenue
North America	$286.7	44.6%	$256.4	41.6%	$243.0	39.0%
Europe Middle East Africa (EMEA)	131.4	20.4%	133.3	21.7%	136.2	21.8%
Asia Pacific	165.9	25.8%	160.9	26.1%	179.0	28.7%
Latin America	59.5	9.2%	65.1	10.6%	65.6	10.5%
Total SCC Revenue	$643.5	100.0%	$615.7	100.0%	$623.8	100.0%
SCC consists of two product groups which include concrete and cement.
Concrete
The concrete product group includes concrete and decorative admixtures, as well as concrete production management and engineered systems.
Concrete admixtures allow concrete producers to use a limited selection of locally-sourced raw materials, such as cement and aggregates, to produce concrete and meet a wide variety of performance specifications. Our products are based on a set of core platform technologies formulated regionally into admixtures tailored to local end-use requirements.
Examples of our products include CONCERA® admixtures which enable the production of control flow concrete, a high-flowing, segregation-resistant concrete that allows for easier placement while using conventional mix designs. Our CLARENA® admixture product is a chemical additive that mitigates the effects of clay, which helps quarry owners extend the functional lifespan of their property, and, for ready mix producers, adds controllability to concrete containing aggregates with a high clay content. MIRA® admixtures allow concrete to be produced with a lower amount of water, which improves the compressive strength and the long-term durability of the concrete. ADVA® admixtures are used to make flowable "self-compacting concrete" which is popular in precast concrete manufacturing where the rapid filling of large molds is a major driver of economics. ECLIPSE® admixtures are used to minimize the formation of shrinkage cracks in critical applications, such as bridge decks. STRUX® polymeric fibers are designed to improve the ductility of concrete which is a naturally brittle material. In some cases, STRUX® polymeric fibers may be used to replace steel reinforcement near the surface of concrete that will be exposed to corrosive de-icing salts.
Admixtures for decorative concrete are used to enhance the surface appearance and aesthetics of concrete. PIERI® surface retarders are used to obtain exposed aggregate finishes in precast and cast-in-place concrete, achieving the desired surface appearance. PIERI® release agents allow for the efficient removal of mold forms with a resulting higher-quality concrete surface.
Concrete production management systems provide sophisticated process monitoring and control while concrete is in transit to the point of placement. Engineered systems combine proprietary products into high-performance offerings that further reduce installation costs. Our patented concrete production management system, sold under the VERIFI® brand name, measures, monitors and manages critical concrete properties and systematically adds water or admixtures to maintain optimum concrete flow properties. Use of VERIFI® also results in increased product quality, lower material costs, fewer rejected loads, increased logistics and jobsite efficiencies, and minimization of costly project delays.
Our patented engineered floor system, which is marketed and sold under the DUCTILCRETE® brand name, enables the placement and long-term performance of smooth and level floors which is a necessity in modern industrial and commercial buildings. The flooring system provides customers with more sustainable, cost-effective, and low-maintenance surfaces with higher load-bearing capacity than traditional construction. The DUCTILCRETE® system is installed by our network of licensed contractors. The system offers labor and time savings while providing customers with higher quality flat floors.

Cement
Portland cement is the binding agent for concrete. National standards usually dictate the compressive strength and other properties that must be met by cement. Cement additives are used to reduce the energy required to mill cement to the desired fineness and improve the handling characteristics of the powdered material. These products are also used to adjust the performance of Portland cement, permitting our customers to optimize production economics.
Examples of our products include OPTEVA® HE quality improvers, which are cement additives that provide options for gaining higher early (HE) strength and are particularly effective for challenging cements. TAVERO® VM grinding aid additives help stabilize vertical roller mills during production by reducing water injection requirements and cement pre-hydration, while at the same time improving cement performance by delivering higher strengths and shorter setting time. HEA2® Cement Additives are used around the world to improve the energy efficiency of cement grinding operations. CBA® Cement Additives are used to produce higher cement strength, which provides a high level of process flexibility to the cement manufacturer. Increasingly, cement manufacturers seek to reduce the environmental impact of their manufacturing processes. Our additives provide greater flexibility in raw materials, enabling customers to achieve improvements such as reductions in energy use and CO2 emissions.
The SCC product portfolio includes the following products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Chemicals and polymeric fibers used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of structures	Ready-mix and precast concrete producers, engineers and specifiers	CONCERA®, CLARENA®, ADVA®, STRUX®, MIRA®, TYTRO®, POLARSET®, ECLIPSE®, DARACEM®, DARASET®, DCI®, RECOVER®, WRDA®, ZYLA®
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
		Cement manufacturers	OPTEVA® HE, TAVERO® VM, CBA®, SYNCHRO®, HEA2®, TDA®, ESE®

Specialty Building Materials Operating Segment
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
Our products are specified and installed on commercial, residential and infrastructure projects around the world. Our technology platforms, project selling competencies and international reach are the foundation of our industry leadership. We are dedicated to understanding local codes and construction practices so that our technology solutions address the regional needs of our customers. Our global specification sales organization emphasizes its technical expertise and has established relationships with key influencers and decision makers across the entire project selling value chain, including architects, engineers, general contractors, specialty contractors and other channel partners. We continue to expand our international presence in targeted regions with our core product lines and by adding new technologies.

Our specialty building materials product sales are global. We engage with global architectural and contracting firms, as well as local specifiers, engineers, contractors and building material distributors that influence the buying decisions for our products. We compete globally with several large international construction materials suppliers, as well as regionally and locally with numerous smaller competitors. Competition for our products is based on product performance, technical support and service, brand name recognition and price. Our major competitors are Sika, RPM and Carlisle.
The following table sets forth SBM sales as a percentage of GCP total revenue during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Building Envelope	$284.4	25.3%	$263.3	24.3%	$236.3	22.7%
Residential Building Products	80.9	7.2%	80.3	7.4%	89.2	8.5%
Specialty Construction Products	116.6	10.3%	125.1	11.5%	97.2	9.3%
Total SBM Revenue	$481.9	42.8%	$468.7	43.2%	$422.7	40.5%
The following table sets forth SBM sales by geographic region as a percentage of SBM total revenue during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
(In millions)	Sales	% of SBM Revenue	Sales	% of SBM Revenue	Sales	% of SBM Revenue
North America	$284.3	59.0%	$283.8	60.6%	$265.9	62.9%
Europe Middle East Africa (EMEA)	109.3	22.7%	111.3	23.7%	89.5	21.2%
Asia Pacific	79.7	16.5%	68.3	14.6%	62.2	14.7%
Latin America	8.6	1.8%	5.3	1.1%	5.1	1.2%
Total SBM Revenue	$481.9	100.0%	$468.7	100.0%	$422.7	100.0%
SBM consists of three product groups which include building envelope, residential building products and specialty construction products.
Building Envelope Products
Building envelope products protect structures from water and help manage air and vapor transmission through building walls. The majority of sales in this product group are waterproofing products that protect commercial structures, residential structures and infrastructure. Our waterproofing products are used in both above-grade and below-grade applications. Above grade, our products protect the material to which they are applied and minimize water infiltration into occupied spaces. Below grade, our products enable the construction of structures in challenging sites, such as locations with a high existing water table. Examples of these products include our BITUTHENE® self-adhesive rubberized asphalt membrane, our innovative PREPRUFE® pre-applied sheet membrane, and our ELIMINATOR® liquid applied waterproofing system.

Our BITUTHENE® product line is manufactured globally and has a long track record of providing waterproofing in the most challenging conditions. Designers and contractors have relied on BITUTHENE® products for over 40 years and continue to specify our products by using the BITUTHENE® brand name. We also pioneered the pre-applied waterproofing category with our Advanced Bond Technology™ brand in association with PREPRUFE® products. Our unique technology allows a waterproofing membrane to be installed on the ground or on walls before concrete is placed for a foundation. This technology also allows waterproofing of walls normally inaccessible during the construction of a building, such as foundations in densely populated cities. Major projects around the world have successfully installed our PREPRUFE® waterproofing systems which continue to gain recognition for waterproofing performance. Our ELIMINATOR® liquid applied waterproofing systems are used to protect and extend the life of bridges. Major bridge projects in North America, Europe and Asia have used our ELIMINATOR® systems over the last 20 years.
Residential Building Products
Residential building products consist of roofing underlayments, flashings and weather barriers. Roofing underlayments are placed below the outermost roof covering, such as shingles, to protect sloped roofs from water damage caused by wind-driven rain and ice dams. Our ICE & WATER SHIELD® roofing underlayments are known throughout the industry and are sold in North America through a network of distributors. The VYCOR® flashing portfolio consists of high performance self-adhered flashing products that provide premium protection against water infiltration in critical areas such as windows and doors. Our VYCOR® flashing products reduce the risk of mold and rot development, and contribute to energy efficiency by sealing air leakages in the building envelope.
Specialty Construction Products
Specialty construction products include fire protection, chemical grouts, cementitious grouts and mortars, as well as specialty flooring products. Passive fire protection products are marketed under the MONOKOTE® brand. Chemical grouts are sold under the DE NEEF® brand and used for repairing cracks in concrete, sealing water leaks in commercial buildings and infrastructure and stabilizing soil. BETEC® cementitious grouts and mortars are used in applications where specific strength and/or flow are required. Examples of these applications include assembly of concrete precast elements for wind turbines, filling under rails for railroads and providing a high-strength surface for heavy machinery in industrial settings. Our KOVARA® flooring membrane is a branded moisture mitigation membrane that is installed between a concrete subfloor and surface flooring to protect the finished flooring from moisture and alkalinity related damage. Other flooring installation products include seam tapes, underlayments and tools and accessories used for the installation of carpet, ceramic, laminate, stone and other surface flooring.

The SBM product portfolio includes the following products:

Products	Uses	Customers	Key Brands
Building envelope products
Structural barrier systems to prevent above and below ground water, vapor and air infiltration of the building envelope of commercial structures, including self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.
		Architects, consultants and structural engineers; specialty waterproofing, masons, dry wall contractors and general contractors; specialty distributors	BITUTHENE®, PREPRUFE®, ADPRUFE®, HYDRODUCT®, ADCOR®, SILCOR®, PERM-A-BARRIER®, ELIMINATOR®, INTEGRITANK®
Residential building products	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas, including fully adhered roofing underlayments, synthetic underlayments and self-adhered flashing	Roofing contractors, home builders and remodelers; building material distributors, lumberyards and home centers; architects and specifiers	ICE & WATER SHIELD®, TRI-FLEX®, VYCOR®
Fire protection materials	Fire protection products spray-applied to the structural steel frame, encasing and insulating the steel and protecting the building in the event of fire and enhancing the heat resistance during a fire	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	MONOKOTE®
Chemical grouts	Products for repair and remediation in waterproofing applications and soil stabilization	Contractors; specialty distributors; municipalities; and other owners of large infrastructure facilities	DE NEEF®, HYDRO ACTIVE®, SWELLSEAL®, DE NEEF® PURe™
Cementitious grouts and mortars	Cementitious grouts and mortars used for under filling and gap filling	Specialty contractors engaged in the repair of concrete, installation of new precast concrete elements and infrastructure repair	BETEC®
Specialty flooring products	Flooring moisture barriers and installation products	Distributors; contractors; home centers; flooring manufacturers; and large commercial end users	KOVARA®, ORCON®

SALES AND MARKETING
Our two operating segments maintain global direct sales and technical service teams made up of approximately 660 employees supporting customers in over 130 countries worldwide. Our global team sells products under annual and multi-year global, regional and local agreements and has developed deep segment and product application knowledge. We believe that our in depth understanding of our customers' needs, challenges and operations, as well as our ability to service at a high standard throughout the world, give both of our segments a competitive advantage. The majority of our products require local, regional, country and international code approvals related to their use, storage and performance. Our commercial organization supports and consults on committees and technical associations in order to ensure codes and product standards are consistently applied.
Our sales professionals work with leading architects, engineers and contractors across the globe seeking to have our products specified for use in thousands of projects on an annual basis. Our products have been used to build some of the world's most renowned structures. As part of our "go to market" strategy, the SCC team provides technical services to nearly 9,000 concrete and cement production facilities worldwide. In many cases, we also provide product dispensing equipment to our customers as an integral part of the concrete and cement production process.

MANUFACTURING, RAW MATERIALS AND SUPPLY CHAIN
Our operating segments share global supply chain processes, manufacturing facilities, as well as technical service and sales centers around the world, which provides cost efficiency.
We utilize internal and third-party manufacturing to produce our products to our specifications. Our low capital intensive plants along with third-party manufacturers provide us with flexibility in servicing our customers. Several of our plants ship products internationally, but most of our facilities are positioned to serve local market demand. We have the ability to respond quickly to changes in local demand by establishing or expanding manufacturing capacity with low capital investment. We have numerous multi-year supply and purchasing agreements with both our vendors and customers which helps us minimize volume disruptions. Construction demand is seasonal, resulting in demand variations requiring effective management of our manufacturing and distribution assets. For many of our SCC customers, we install and maintain a chemical dispensing and storage system for our products at their production facilities. We periodically replenish the on-site systems to give our customers instant access to our SCC products in the amounts they require twenty-four hours a day. We also install equipment on ready-mix trucks to monitor and manage concrete in transit to jobsites. This customer-based equipment accounted for approximately 34% of our 2018 annual capital spend.
The raw materials we use in our products are obtained from a variety of suppliers, including basic chemical and petrochemical producers. Many of our raw materials are organic chemicals derived from olefins, including specialty films and fibers. We also make significant purchases of inorganic materials, such as lignin and specialty materials, including plasticizers, films, ethylene derivatives, and rubber. We have multiple raw material sources and balance our purchasing requirements between local and global sources seeking to maximize performance and profitability. Global supply and demand factors, changes in currency exchange rates and petroleum prices can significantly impact the price of our key raw materials.
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
The construction business is cyclical in response to economic conditions, as well as seasonal since it is driven by weather conditions. Demand for our products is primarily driven by global non-residential and infrastructure construction activity and U.S. residential construction activity. We seek to increase profitability and minimize the impact of cyclical downturns in regional economies by introducing technically advanced high-performance products and rationalizing non-profitable geographies.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for the years ended December 31, 2018, 2017 and 2016 is provided in this Annual Report on Form 10-K in Item 8, "Financial Statements and Supplementary Data" under Note 15 "Operating Segment and Geographic Information" to the Consolidated Financial Statements, which is incorporated herein by reference. Disclosure of risks attendant to our foreign operations is provided in Item 1A, "Risk Factors".

BACKLOG OF ORDERS
While at any given time there may be some backlog of orders, backlog is not material in respect to our total annual sales. The changes in the backlog taking place from time to time are not significant.

RESEARCH ACTIVITIES AND INTELLECTUAL PROPERTY
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
Our world-class Global Technology Center in Cambridge, Massachusetts houses the product research activities that support both of our operating segments. The global marketing resources that we believe are essential to a successful product development process are also located with our research and development group in Cambridge.
Technologies developed by our Global Technology Center are customized for each region and supported in the field by a network of Regional Technical Centers, including facilities in Sorocaba, Brazil; Toh Guan, Singapore; Beijing, China; Atsugi, Japan; Lügde, Germany; and Heist, Belgium.
We have approximately 270 research and development and technical service employees globally and approximately 13% of our workforce is focused on technology. We believe the collective technical expertise, industry knowledge and professionalism of this team is a significant differentiator for us.
We file patent applications globally on a routine basis and obtain grants in numerous countries around the world in support of our products, formulations, manufacturing processes, monitoring systems, equipment, and improvements. We also benefit from technological and commercial advantages protected under trade secret laws, including know-how and other proprietary information related to many of our products, technologies and internal quality control and testing methodologies. Entering 2019, we have approximately 865-900 active patents and patent applications pending in countries around the world, including approximately 150-160 in the U.S. We estimate that our filing rate is between 50 and 90 patent applications globally on an annual basis, including priority and national stage application filings. The average number of patents filed, pending, granted, and maintained could go up or down from year to year, depending on various factors, some of which may not be within our control. It is our intent to continue to file for patents to protect our proprietary innovations and investments in research.
Research and development expenses were $20.2 million, $20.0 million and $18.4 million, respectively, during the years ended December 31, 2018, 2017 and 2016. These amounts include depreciation and amortization expenses related to research and development assets and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.
ENVIRONMENT, HEALTH AND SAFETY MATTERS
We are subject, along with other manufacturers of specialty chemicals, to stringent regulations under numerous U.S. federal, state and local, as well as foreign environmental, health and safety laws and regulations related to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. Environmental laws require that certain responsible parties, as defined in the relevant statute, fund remediation actions regardless of legality of original disposal or ownership of a disposal site. We are involved in remediation actions to address hazardous wastes or other materials as required by U.S. federal, state and local and foreign laws.
We continuously seek to improve our environment, health and safety performance. We have expended funds to comply with environmental laws and regulations and expect to continue to do so in the future.
EMPLOYEE RELATIONS
As of December 31, 2018, we had approximately 2,100 employees, of which approximately 750 were employed in the United States. Of our total employees, approximately 1,750 were salaried and 350 were hourly.
Approximately 50 of our manufacturing employees in the United States are represented by five different local collective bargaining groups. We have operated without a labor work stoppage for more than 11 years.
We have works councils representing eight of the European countries in which we do business covering approximately 270 employees.

AVAILABLE INFORMATION
We maintain an Internet website at www.gcpat.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or "SEC." Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings. These reports may be accessed through our website's investor relations page.
In addition, the charters for the Audit, Compensation, Nominating and Governance, and Corporate Responsibility Committees of our Board of Directors, our corporate governance principles and code of ethics are available, free of charge, on our website at http://investor.gcpat.com/corporate-governance/governance-documents. Printed copies of the charters, governance guidelines and code of ethics may be obtained free of charge by contacting GCP Shareholder Services by emailing investors@gcpat.com or by calling (617) 876-1400. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

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
We face significant competition from a variety of competitors in each of our markets. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do. New competitors also could enter our markets, certain or our competitors could consolidate and/ or certain of our customers could decide to self-manufacture or otherwise enter our markets, which may result in increased competitive pressures. We consider product quality, performance, customer service, on-time delivery, price, distribution capabilities and breadth of product offerings to be the primary competitive factors in our markets. Our competitors may be able to offer more attractive pricing, duplicate our strategies, or develop enhancements to products that could offer performance features that are superior to our products. Competitive pressures, including those described above, could adversely affect our competitive position, leading to a loss of market share or decreases in prices, either of which could have a material adverse effect on our business, financial condition or results of operations.
If we are not able to continue our technological innovation and successful introduction of new products, our customers may turn to other suppliers to meet their requirements.
The specialty chemicals and building materials industries, as well as the end-use applications into which we sell our products, experience ongoing technological change and product improvements. A key element of our business strategy is to invest in research and development activities with the goal of introducing new high-performance, technically differentiated products and innovative Internet of Things (IoT) solutions. We may not be successful in developing new technology and products that successfully compete with products introduced by our competitors, and our customers may not accept or may have lower demand for our new products. If we fail to keep pace with evolving technological innovations or fail to improve our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.
When consistent with our business strategies, we intend to pursue acquisitions, joint ventures and other transactions that complement or expand our businesses. We may not be able to complete proposed transactions and even if completed, the transactions may not achieve the earnings, cash flows or returns on investment that we had contemplated.
We have recently completed a number of acquisitions that we believe will contribute to our future success. We intend to continue to pursue opportunities to buy other businesses or technologies that could complement, enhance or expand our current businesses or product lines or might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities or, if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve a number of risks, including:

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
Prices for certain raw materials are volatile and can have a significant effect on our manufacturing and supply chain strategies as we seek to maximize our profitability. If we are unable to successfully adjust our strategies in response to volatile raw material prices, such volatility could have a negative effect on our earnings.
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
We operate our business on a global scale with approximately 52% of our 2018 sales generated outside of the United States. We operate in over 30 countries and in over 30 currencies. We currently have many production facilities, technical centers and administrative and sales offices located outside of North America, including facilities and offices in Europe, Middle East, Africa, Asia Pacific and Latin America. We expect non-U.S. sales to continue to represent a majority of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and economic conditions and regulatory requirements of many jurisdictions, as well as risks related to the political relationship between the foreign countries in which we conduct business and the United States. Risks inherent in non-U.S. operations include the following:

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

•
our business and profitability in a particular country could be affected by differing legal systems and customs and by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities.

In addition, our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Government policies on international trade and investments, such as import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can affect demand for our products and services, impact the competitive position or our products or prevent us from being able to manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products, including in connection with the U.K.'s pending withdrawal from the EU ("Brexit"), could negatively impact our business, results of operations and financial condition. For example, a government's policies on tariffs and trade, or retaliation by another government against such policies, could have a negative impact on our results of operations. Our international sales and operations are also sensitive to changes in foreign national priorities, as well as to political and economic instability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
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
Our operations in Venezuela have been adversely affected by political and economic instability in the country.
Our ability to manage our Venezuelan operations has been negatively affected by difficult conditions in Venezuela, including continuing high inflation and the significant devaluation of the Venezuelan bolivar. Government regulations regarding price increases limited our ability to offset the effects of high inflation and the currency devaluations. Import authorization controls and the limited availability of foreign exchange limited our ability to import raw materials needed for the production of our products. In addition, labor laws limited our ability to manage overhead costs and, at times, production has been negatively impacted by local labor issues. As a result of these conditions, combined with the loss of scale in Venezuela resulting from the sale of our Darex-related operations and assets in Venezuela, we deconsolidated our Venezuelan operations as of July 3, 2017. During the year ended December 31, 2018, we sold our remaining SCC operations within the Venezuela subsidiary. As of December 31, 2018, the remaining operations in Venezuela represent the Darex operations expected to be sold to Henkel within the next 12 months under a delayed close arrangement. Our operations in Venezuela were not significant to our financial condition, results of operations and cash flows during the year ended December 31, 2018.
Certain of our customer relationships outside of the United States are with governmental entities and we could be materially and adversely affected by violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws in non-U.S. jurisdictions.
The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because certain of our customer relationships outside of the United States are with governmental entities, we are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.
We have debt obligations that could restrict our business, adversely impact our financial condition, results of operations or cash flows or restrict our ability to return cash to shareholders.
As of December 31, 2018, we had $356.7 million of indebtedness outstanding. The amount of and terms governing the Company's indebtedness may have material effects on our business, including to:

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
We require liquidity to service the Company's debt and fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses.
Our ability to fund operations, capital expenditures, research and development efforts, acquisitions and other corporate expenses, including repayment of our debt, depends on our ability to generate cash through future operating performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot be certain that our businesses will generate sufficient cash or that future borrowings will be available to us in the amounts sufficient to fund all of our requirements. If we are unable to generate sufficient cash to fund all of our requirements, we may need to pursue one or more alternatives, such as to:

•	reduce or delay planned capital expenditures, research and development spending or acquisitions;

•	obtain additional financing or restructure or refinance all or a portion of our debt on or before maturity;

•	sell assets or businesses; and

•	sell additional equity.
Any reduction or delay in planned capital expenditures, research and development spending or acquisitions or sales of assets or businesses may materially and adversely affect our future revenue prospects. In addition, we cannot be certain that we will be able to raise additional equity capital, restructure or refinance any of our debt or obtain additional financing on commercially favorable or reasonable terms or at all.
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
As of December 31, 2018, we had approximately $11 million, or 3%, of our borrowings at variable interest rates exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease.
We have unfunded and underfunded pension plan liabilities. We will require future operating cash flow to fund these liabilities. We have no assurance that we will generate sufficient cash to satisfy these obligations.
We maintain U.S. and non-U.S. defined benefit pension plans covering current and former employees who meet or met age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans, as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years.
The divestiture of our Darex business could adversely affect our results of operations.
In July 2017, we completed the sale of our Darex business to Henkel AG & Co. KGaA. Following the divestiture of our Darex business, we have become a smaller, less diversified company with a narrower business focus and lower operational scale, and we may be more vulnerable to changing market conditions, which could adversely affect our business and results of operations.
Our results of operations could be adversely affected by warranty claims and product liability.
We provide standard warranties that our products perform according to their specifications and do not have material defects. In particular, for a limited number of high value construction projects we warrant the performance of some products for periods of 5 to 25 years. Our products are generally sold to the commercial, residential and infrastructure construction markets, and they often constitute an integral part of our customers’ products. If our products do not meet specifications, are otherwise defective, or are used contrary to our instructions or in applications for which they are not designed, they may contribute to damage to our customers’ products, the end users of our customers’ products and buildings and other installations that contain our products. Although we take measures to avoid product defects and instruct our customers on the proper use of our products, if a substantial warranty claim or product liability lawsuit is brought against us, the cost of defending the claim or lawsuit could be significant and any adverse determination could have a material adverse effect on our results of operations.
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

We may be required to spend significant amounts of financial resources on environmental compliance.
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
Our business could be adversely affected if we are unable to retain or motivate key personnel or hire qualified personnel.
The market for highly-skilled workers and leaders in our industry is competitive. We believe that our future success depends in substantial part on our ability to recruit and retain talented and highly-skilled personnel for all areas of our organization. Doing so may be impacted by a number of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our executives and other existing employees and attract new employees. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, our results of operations could be negatively impacted.
Some of our employees are unionized, represented by works councils or employed subject to local laws that are less favorable to employers than the laws in the United States.
As of December 31, 2018, we had approximately 2,100 total employees, of which approximately 750 were employed in the United States. Of our total U.S. employees, approximately 50 are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that have co-determination rights on any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.
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
We have centralized certain administrative functions in designated centers around the world to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, key business processes, such as invoicing, payments and general management operations, could be interrupted.
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
If we are unable to realize expected benefits from our cost reduction and restructuring efforts, our results of operations may be adversely impacted
In order to operate more efficiently, reduce costs and improve profitability, we announce from time to time restructuring plans which include workforce reductions, global facility consolidations and other cost reduction initiatives. We announced restructuring plans in 2018, 2017 and on February 22, 2019 and may undertake further workforce reductions or restructuring actions in the future. These types of restructuring activities and initiatives are complex. If we do not successfully manage our current or future restructuring plans, we may not realize expected cost savings, operating efficiencies and profitability improvements and our operations could be adversely affected. Risks associated with these actions include workforce management issues, additional unexpected costs, unforeseen delays in the implementation of anticipated workforce reductions, adverse impact on employee morale and failure to meet operational targets due to the loss of employees. Any of such risks may impair our ability to achieve anticipated cost reductions or have a material adverse impact on our competitive position, results of operations, cash flows or financial condition.
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
Pursuant to the Separation and Distribution Agreement and the Tax Sharing Agreement, Grace agreed to indemnify us for certain liabilities, and we agreed to indemnify Grace for certain liabilities, and we agreed to indemnify Grace in each case for uncapped amounts, as discussed further in Note 13, "Related Party Transactions and Transactions with Grace,” to the Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10‑K. Indemnities that we may be required to provide Grace are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the U.S. federal income tax treatment of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities that Grace has agreed to retain. Further, the indemnity from Grace may not be sufficient to protect us against the full amount of such liabilities, and Grace may not be able to fully satisfy its indemnification obligations in the future. Moreover, even if we ultimately succeed in recovering from Grace any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
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
Risks Relating to Ownership of GCP Common Stock
Our share price may fluctuate significantly.
The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings results or those of other companies in our industry;

•	failures of our operating results to meet the estimates of security analysts or the expectations of shareholders or changes by security analysts in their estimates of our future earnings;

•	announcements made by us or our customers, suppliers or competitors;

•	changes in laws or regulations which adversely affect us or our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of company common stock by shareholders;

•	future issuances of our common stock by us; and

•	the other factors described in these “Risk Factors” and other parts of this Annual Report on this Form 10-K.
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

•
advance notice requirements for nominations of candidates for election to the Company's Board of Directors and for proposing matters to be acted on by shareholders at the annual shareholder meetings; and

•	the temporary classification of our Board of Directors.
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
Our bylaws include a forum selection clause, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach or a fiduciary duty owed by any of our directors or officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or (iv) any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrines, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the United States District Court for the District of Delaware). This forum selection provision of our bylaws may limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision in inapplicable or unenforceable.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We operate manufacturing plants and other facilities (including offices, warehouses, labs and other service facilities) throughout the world. Some of these plants and facilities are shared between our operating segments. We consider our major operating properties to be in good operating condition and suitable for their current use. We believe that, after taking into consideration planned expansion and exits of unprofitable geographic markets, the productive capacity of our plants and other facilities is generally adequate for current operations. Please refer to Note 11, "Restructuring, Repositioning Expenses, and Asset Impairments" to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10‑K for further information on the strategic actions we are taking related to our properties.
The following tables summarize our primary facilities by operating segment and region as of December 31, 2018.

	Total Number of Facilities—Occupied
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	9	6	14	7	36
Specialty Building Materials	5	4	2	—	11
Shared Facilities	3	1	4	—	8
	17	11	20	7	55

	Number of Facilities—Leased
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	3	2	11	4	20
Specialty Building Materials	1	4	1	—	6
Shared Facilities	—	1	4	—	5
	4	7	16	4	31

	Number of Facilities—Owned
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	6	4	3	3	16
Specialty Building Materials	4	—	1	—	5
Shared Facilities	3	—	—	—	3
	13	4	4	3	24

Our global corporate headquarters is located in Cambridge, Massachusetts. Our EMEA principal regional office is located in Slough, United Kingdom and our Asia Pacific principal regional offices are located in Shanghai, China and Toh Guan, Singapore. We own our principal manufacturing facilities located in Chicago, Illinois; Ezhou, China; and Mount Pleasant, Tennessee. We maintain other facilities which we either own, lease or hold under land lease arrangements. We operate numerous smaller facilities around the world. SCC requires a greater number of facilities than SBM to service its customers since many SCC products are water-based and are delivered to numerous distributors, concrete production locations, cement production locations and job sites. Please refer to Note 4, "Properties and Equipment," to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10‑K for further information on our owned facilities.

In connection with our credit agreement, we have executed security agreements with respect to certain of our larger facilities located in the United States. As of December 31, 2018, mortgages or deeds of trust were in effect with respect to our facilities in Mount Pleasant, Tennessee and Chicago, Illinois. Please refer to Note 6, "Debt and Other Borrowings,” to our Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10‑K for further information on our debt arrangements.

ITEM 3.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 10, "Commitments and Contingencies," to the Consolidated Financial Statements included under "Item 8, Financial Statements and Supplementary Data" of this Form 10‑K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers as of February 1, 2019 are listed in the following table. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his successor is elected and qualified or until his earlier resignation or removal.

Name	Age	Position
G. E. Poling	63	Chief Executive Officer
R. S. Dearth	55	President and Chief Operating Officer
D. P. Freeman	55	Vice President and Chief Financial Officer
J. W. Kapples	59	Vice President, General Counsel and Secretary
K. R. Holland	57	Vice President and Chief Human Resources Officer
N. B. Srinivasan	46	Vice President, Chief Strategy, Marketing and Business Development Officer
Gregory E. Poling has served as GCP’s Chief Executive Officer since our separation from W.R. Grace & Co. (“Grace”) in February of 2016. Mr. Poling had been employed with Grace since 1977. He held positions in sales, marketing, business development and general management across all of Grace's operating segments. From 1977 to 1999, Mr. Poling held positions of increasing responsibility in Grace's construction products business. In 2005, Mr. Poling became President of Grace Davison (one of Grace's two operating segments at the time which included Darex) and a Vice President of W. R. Grace & Co. On November 3, 2011, Mr. Poling was elected President and Chief Operating Officer of W. R. Grace & Co.
Randall S. Dearth has served as GCP’s President and Chief Operating Officer since September of 2018. Prior to joining GCP, Mr. Dearth served as President, Chief Executive Officer and Chairman of the Board of Calgon Carbon Corporation, a NYSE-listed company that manufactures and markets products that remove contaminants from liquids and gases, from May 2014 to July 2018, and as President and Chief Executive Officer of Calgon Carbon from August 2012 to May 2014.  From 2004 through July 2012, Mr. Dearth served as President and Chief Executive Officer of LANXESS Corporation (North America), a specialty chemicals company.  Prior thereto, Mr. Dearth was President and Chief Executive Officer of Bayer Chemicals Corporation (North America) and held a number of global marketing roles with Bayer, both in the United States and Germany.  Mr. Dearth has served on the Board of Directors of Stepan Company, a global chemical solutions company, since April 2012.
Dean P. Freeman has served as GCP’s Vice President and Chief Financial Officer since our separation from Grace on February 3, 2016. Mr. Freeman joined Grace in September of 2015 as Vice President, GCP Finance. He previously served as Interim Chief Executive Officer and President, from January to May 2014, and as Executive Vice President and Chief Financial Officer, from 2012 to October 2014, at Watts Water Technologies, a global provider of products and solutions for the residential, commercial and industrial markets. Mr. Freeman served as Senior Vice President of Finance and Treasurer of Flowserve Corporation from 2009 to 2011 and as Vice President, Finance and Chief Financial Officer of the Flowserve Pump Division from 2006 to 2009. Prior to Flowserve, Mr. Freeman served as Chief Financial Officer, Europe for The Stanley Works Corporation and held financial and management roles of increasing responsibility with United Technologies Corporation and SPX Corporation.
John W. Kapples has served as GCP’s Vice President, General Counsel and Secretary since our separation from Grace in February of 2016. Mr. Kapples joined Grace in December 2015 as Vice President and General

Counsel, GCP. He previously served as Vice President at Medtronic plc from February 2015 to August 2015, where he assisted with legal transition and integration matters related to Medtronic's acquisition of Covidien plc. From 2006 to 2015, Mr. Kapples served as Vice President and Secretary at Covidien, a medical device company. Prior to Covidien, Mr. Kapples served in management and legal roles of increasing responsibility at Raytheon Company. On January 25, 2019, Mr. Kapples notified GCP of his resignation as the Company’s Vice President, General Counsel and Secretary effective in March 2019. Mr. Kapples has agreed to stay with the Company through March 2019 to assist in a smooth transition.
Kevin R. Holland joined GCP in January of 2017 as Vice President and Chief Human Resources Officer. Prior to joining GCP, he served during 2016 as a Senior Vice President and Chief Human Resources Officer at BrightStar Corporation, a $12 billion mobile technology services company. From 2005 to 2016, Mr. Holland was employed at Chiquita Brands International, where he served in management roles of increasing responsibility culminating in his position as Executive Vice President and Chief Administrative Officer. Previous positions include senior human resource roles with global businesses, including Molson Coors Brewing Company (2003 to 2005) and FedEx Kinko's (1999 to 2003).
Naren B. Srinivasan served as GCP’s Vice President, Strategy and Corporate Development from February of 2016, the date of our separation from Grace, through September 2017. Since October 2017, Mr. Srinivasan has served as Vice President, Chief Strategy, Marketing and Business Development Officer. Mr. Srinivasan joined Grace in October 2015 as Vice President, Strategy and Corporate Development, GCP. Prior to joining GCP, Mr. Srinivasan led the strategy and corporate development functions at The Hertz Corporation from July 2011 to September 2015 and MeadWestvaco Corporation from 2004 to 2011. Prior to that he worked in mergers and acquisitions and private equity at Rothschild & Co, Evercore Partners, and Dillon, Read & Co.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "GCP." There were 4,188 stockholders of record of our common stock as of December 31, 2018.
Since the Separation, we have not paid a dividend to holders of our common stock since we currently intend to retain future earnings to finance our business. As a result, we do not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends to our shareholders will be made by our Board of Directors from time to time in accordance with applicable law.
Recent Sales of Unregistered Equity Securities
None.
Issuer's Purchases of Equity Securities
None

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

	2/4/16	12/31/16	12/31/17	12/31/18
GCP Applied Technologies Inc.	$100	$158	$189	$145
S&P 1500 Specialty Chemicals Index	100	118	147	138
S&P 1000 Index	100	131	152	136

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, which are incorporated herein by reference, in order to understand the factors that may affect the comparability of the information presented below.

On July 3, 2017 (the "Closing Date"), GCP completed the sale of its Darex business to Henkel for $1.06 billion in cash. As discussed further in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" of this Form 10‑K, the results of operations for Darex have been excluded from continuing operations and segment results for all periods presented. As discussed further in Note 18, "Discontinued Operations," to the Consolidated Financial Statements, the assets and liabilities of the Darex business in certain delayed close countries are categorized as “Assets held for sale” or “Liabilities held for sale” in the Consolidated Balance Sheets as of December 31, 2018 and 2017. Additionally, Darex has been reclassified and reflected as "discontinued operations" on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
The statement of operations data for each of the years ended December 31, 2018, 2017 and 2016, and the balance sheet data as of December 31, 2018 and 2017 set forth below are derived from our audited Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. We derived the statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 set forth below from our audited Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" in our December 31, 2016 Annual Report on Form 10-K. We derived the balance sheet data as of December 31, 2014 set forth below from information that is included in our Registration Statement on Form 10, as filed with the SEC on January 12, 2016.
Prior to the Separation, our financial statements included expense allocations for certain functions provided by Grace as well as other Grace employees not solely dedicated to GCP, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These expenses were allocated to GCP on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, employee headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company for the periods presented prior to February 3, 2016. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.
The selected consolidated financial data in this section are not intended to replace the Consolidated Financial Statements and are qualified in their entirety by the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations
Net sales	$1,125.4	$1,084.4	$1,046.5	$1,092.4	$1,105.6
(Loss) income from continuing operations(1)	(15.8)	(110.4)	28.6	0.6	84.9
Income from discontinued operations, net of income taxes(2)	31.3	664.3	45.2	40.1	50.5
Net income(1)(2)	15.5	553.9	73.8	40.7	135.4
Net income attributable to noncontrolling interests	(0.3)	(0.5)	(1.0)	(0.6)	(1.1)
Net income attributable to GCP shareholders(1)(2)	15.2	553.4	72.8	40.1	134.3
(Loss) income from continuing operations attributable to GCP shareholders	(16.1)	(110.9)	27.6	—	83.8

Basic earnings per share(3)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.22)	$(1.55)	$0.39	$—	$1.19
Income from discontinued operations, net of income taxes	$0.43	$9.29	$0.64	$0.57	$0.72
Net income attributable to GCP shareholders(4)	$0.21	$7.74	$1.03	$0.57	1.90
Weighted average number of basic shares	72.1	71.5	70.8	70.5	70.5

Diluted earnings per share(3)(5)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.22)	$(1.55)	$0.38	$—	$1.19
Income from discontinued operations, net of income taxes	$0.43	$9.29	$0.63	$0.57	$0.72
Net income attributable to GCP shareholders(4)	$0.21	$7.74	$1.02	$0.57	$1.90
Weighted average number of diluted shares	72.1	71.5	71.7	70.5	70.5

Financial Position
Total assets	$1,281.9	$1,703.0	$1,089.8	$833.1	$981.5
Long-term debt	346.1	520.3	783.0	—	—
_____________________________________________________________________________

(1)
GCP recognized a loss on debt refinancing of $59.8 million during the year ended December 31, 2018 and incurred an $81.7 million charge associated with the 2017 Tax Act during the year ended December 31, 2017.

(2)	GCP recognized a net gain on the sale of Darex of approximately $678.9 million during the year ended December 31, 2017.

(3)
GCP's earnings per share amounts for 2015 and 2014 were calculated using the shares that were distributed to Grace shareholders immediately following the Separation. For periods prior to February 3, 2016, it is assumed that there are no dilutive equity instruments as there were no GCP equity awards outstanding prior to the legal separation from Grace.

(4)	Amounts may not sum due to rounding.

(5)	Dilutive effect only applicable to periods where there is net income from continuing operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the "MD&A"), describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. Our MD&A is organized as follows:

•
Results of Operations: This section provides an analysis of our financial results for the year ended December 31, 2018 ("2018") compared to the year ended December 31, 2017 ("2017") and for the year ended December 31, 2017 compared to the year ended December 31, 2016 ("2016").

•
Financial Condition, Liquidity and Capital Resources: This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.

•
Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise subjective or complex judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

You should read the MD&A in conjunction with our Consolidated Financial Statements and related notes in this Form 10-K. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. You should read “Information Related to Forward-Looking Statements” included above in this Form 10‑K and Item 1A, "Risk Factors" for a discussion of important factors that could cause our actual results to differ materially from our expectations.
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
Business Description Summary
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

We operate our business on a global scale. Approximately 52% of our sales were generated outside of the U.S. during the year ended December 31, 2018. We conduct business in over 30 countries and in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows and financial position.
On January 27, 2016, we entered into a separation and distribution agreement pursuant to which W.R. Grace & Co. ("Grace") agreed to transfer to us its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the then-outstanding shares of Company common stock, at which time we became an independent public company and our common stock listed and began trading under the symbol "GCP" on the New York Stock Exchange.

2018 Performance Summary
Following is a summary of our financial performance for 2018 compared with the prior year.

•	Net sales increased 3.8% to $1,125.4 million.

•
Net loss from continuing operations attributable to GCP shareholders was $16.1 million, or $0.22 per diluted share, compared to a net loss of $110.9 million, or $1.55 per diluted share, for the prior year. The change was primarily due to lower income taxes, lower expenses as a result of a loss recognized during the prior-year due to the deconsolidation of our Venezuela operations, as well as higher "other (income) expense, net", partially offset by a loss on debt refinancing.

•	Adjusted EPS was $0.91 per diluted share compared to $0.64 in the prior year.

•	Adjusted EBIT decreased 6.7% to $118.9 million.

•	Adjusted EBITDA decreased 2.0% to $160.9 million.

•	Adjusted EBIT Return On Invested Capital was 18.0% on a trailing four quarters basis compared with 20.2% for 2017.
2017 Performance Summary
Following is a summary of our financial performance for 2017 compared with the prior year.

•	Net sales increased 3.6% to $1,084.4 million.

•
Net loss from continuing operations attributable to GCP shareholders was $110.9 million or $1.55 per diluted share, compared to net income of $27.6 million, or $0.38 per diluted share, for the prior year. The change was primarily due to increases in income tax expense due to The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), losses in Venezuela, as well as selling, general and administrative expenses compared with the prior year.

•	Adjusted EPS was $0.64 per diluted share compared to $0.79 in the prior year.

•	Adjusted EBIT decreased 9.6% to $127.4 million.

•	Adjusted EBITDA decreased 3.9% to $164.2 million.

•	Adjusted EBIT Return On Invested Capital was 20.2% on a trailing four quarters basis compared with 30.2% for 2016.

Analysis of Operations for 2018, 2017 and 2016
We have set forth in the table below our key operating statistics with percentage changes for 2018, 2017 and 2016. Please refer to the Analysis of Operations (the "table") when reviewing our MD&A. In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves year-to-year comparability, as well as provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes since these measures provide additional transparency to our core operations.
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
The following are the non-GAAP financial measures presented in the table:

•
Adjusted EBIT (a non-GAAP financial measure)- is defined as net income (loss) from continuing operations attributable to GCP shareholders adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela (iii) costs related to legacy product, environmental and other claims; (iv) restructuring expenses, repositioning and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) interest income, interest expense and related financing costs; (xi) income taxes; and (xii) certain other items that are not representative of underlying trends. We use Adjusted EBIT to assess and measure our operating performance and determine performance-based compensation. We use Adjusted EBIT as a performance measure because it provides improved year-over-year comparability for decision-making and compensation purposes and allows management to measure the ongoing earnings results of our strategic and operating decisions.

•
Adjusted EBITDA (a non-GAAP financial measure)- is defined as Adjusted EBIT adjusted for depreciation and amortization. We use Adjusted EBITDA as a performance measure in making significant business decisions.

•
Adjusted Earnings Per Share (a non-GAAP financial measure)- is defined as earnings per share ("EPS") from continuing operations on a diluted basis adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring and repositioning expenses and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) certain other items that are not representative of underlying trends; and (xi) certain discrete tax items. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis and in determining certain performance-based employee compensation.

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

Adjusted EBIT, Adjusted EBITDA, Adjusted EPS, Adjusted EBIT Return On Invested Capital, Adjusted Gross Profit and Adjusted Gross Margin do not purport to represent income measures as defined under U.S. GAAP. These measures are provided to investors and others to improve the year-to-year and peer-to-peer comparability of our financial results and to ensure that investors understand the information we use to evaluate the performance of our businesses.

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

Analysis of Operations (In millions, except per share amounts)	Year Ended December 31,			% Change 2018 vs 2017	% Change 2017 vs 2016
	2018	2017	2016
Net sales:
Specialty Construction Chemicals	$643.5	$615.7	$623.8	4.5%	(1.3)%
Specialty Building Materials	481.9	468.7	422.7	2.8%	10.9%
Total GCP net sales	$1,125.4	$1,084.4	$1,046.5	3.8%	3.6%
Net sales by region:
North America	$571.0	$540.7	$509.1	5.6%	6.2%
Europe Middle East Africa (EMEA)	240.7	244.5	225.6	(1.6)%	8.4%
Asia Pacific	245.6	229.2	241.2	7.2%	(5.0)%
Latin America	68.1	70.0	70.6	(2.7)%	(0.8)%
Total net sales by region	$1,125.4	$1,084.4	$1,046.5	3.8%	3.6%

Profitability performance measures:
Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$40.2	$63.4	$72.6	(36.6)%	(12.7)%
Specialty Building Materials segment operating income	113.6	109.4	114.0	3.8%	(4.0)%
Corporate costs(B)	(27.3)	(36.4)	(38.4)	25.0%	5.2%
Certain pension costs(C)	(7.6)	(9.0)	(7.2)	15.6%	(25.0)%
Adjusted EBIT (non-GAAP)	$118.9	$127.4	$141.0	(6.7)%	(9.6)%
Loss on sale of product line	—	(2.1)	—	100.0%	(100.0)%
Currency and other financial losses in Venezuela	—	(39.1)	—	100.0%	(100.0)%
Currency losses in Argentina	(1.1)	—	—	(100.0)%	NM
Litigation settlement	—	(4.0)	—	100.0%	(100.0)%
Legacy product, environmental and other claims(D)	—	(0.6)	—	100.0%	(100.0)%
Repositioning expenses	(9.6)	(9.8)	(15.3)	2.0%	35.9%
Restructuring expenses and asset impairments	(14.8)	(13.5)	(1.9)	(9.6)%	NM
Pension MTM adjustment and other related costs, net	8.7	(14.1)	(22.6)	NM	37.6%
Gain on termination and curtailment of pension and other postretirement plans	0.2	6.6	0.8	(97.0)%	NM
Third-party and other acquisition-related costs	(2.5)	(6.8)	(0.6)	63.2%	NM
Other financing costs	—	(6.0)	(1.2)	100.0%	NM
Amortization of acquired inventory fair value adjustment	(0.2)	(2.9)	(1.3)	93.1%	NM
Tax indemnification adjustments	(0.5)	(2.8)	—	82.1%	(100.0)%
Interest expense, net	(88.9)	(61.1)	(64.6)	(45.5)%	5.4%
Income tax expense	(26.3)	(82.1)	(6.7)	68.0%	NM
Net (loss) income from continuing operations attributable to GCP shareholders (GAAP)	$(16.1)	$(110.9)	$27.6	85.5%	NM
Diluted EPS from continuing operations (GAAP)	$(0.22)	$(1.55)	$0.38	85.8%	NM
Adjusted EPS (non-GAAP)	$0.91	$0.64	$0.79	42.2%	(19.0)%

	Year Ended December 31,			% Change 2018 vs 2017	% Change 2017 vs 2016
Analysis of Operations (In millions)	2018	2017	2016
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$206.9	$218.8	$229.9	(5.4)%	(4.8)%
Specialty Building Materials	205.3	204.1	196.7	0.6%	3.8%
Adjusted Gross Profit (non-GAAP)	$412.2	$422.9	$426.6	(2.5)%	(0.9)%
Amortization of acquired inventory fair value adjustment	(0.2)	(2.9)	(1.3)	93.1%	NM
Loss in Venezuela in cost of goods sold	—	(0.8)	—	100.0%	(100.0)%
Corporate costs and pension costs in cost of goods sold	(1.9)	(2.1)	(7.7)	9.5%	72.7%
Total GCP Gross Profit (GAAP)	$410.1	$417.1	$417.6	(1.7)%	(0.1)%
Gross Margin:
Specialty Construction Chemicals	32.2%	35.5%	36.9%	(3.3) pts	(1.4) pts
Specialty Building Materials	42.6%	43.5%	46.5%	(0.9) pts	(3.0) pts
Adjusted Gross Margin (non-GAAP)	36.6%	39.0%	40.8%	(2.4) pts	(1.8) pts
Amortization of acquired inventory fair value adjustment	—%	(0.3)%	(0.1)%	0.3 pts	(0.2) pts
Loss in Venezuela in cost of goods sold	—%	(0.1)%	—%	0.1 pts	(0.1) pts
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.2)%	(0.7)%	0.0 pts	0.5 pts
Total GCP Gross Margin (GAAP)	36.4%	38.4%	40.0%	(2.0) pts	(1.6) pts
Adjusted EBIT(A)(B)(C):
Specialty Construction Chemicals segment operating income	$40.2	$63.4	$72.6	(36.6)%	(12.7)%
Specialty Building Materials segment operating income	113.6	109.4	114.0	3.8%	(4.0)%
Corporate and certain pension costs	(34.9)	(45.4)	(45.6)	23.1%	0.4%
Total GCP Adjusted EBIT (non-GAAP)	$118.9	$127.4	$141.0	(6.7)%	(9.6)%
Depreciation and amortization:
Specialty Construction Chemicals	$24.2	$21.3	$20.0	13.6%	6.5%
Specialty Building Materials	14.7	13.2	9.6	11.4%	37.5%
Corporate	3.1	2.3	0.2	34.8%	NM
Total GCP	$42.0	$36.8	$29.8	14.1%	23.5%
Adjusted EBITDA:
Specialty Construction Chemicals	$64.4	$84.7	$92.6	(24.0)%	(8.5)%
Specialty Building Materials	128.3	122.6	123.6	4.6%	(0.8)%
Corporate and certain pension costs	(31.8)	(43.1)	(45.4)	26.2%	5.1%
Total GCP Adjusted EBITDA (non-GAAP)	$160.9	$164.2	$170.8	(2.0)%	(3.9)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	6.2%	10.3%	11.6%	(4.1) pts	(1.3) pts
Specialty Building Materials	23.6%	23.3%	27.0%	0.3 pts	(3.7) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	10.6%	11.7%	13.5%	(1.1) pts	(1.8) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	10.0%	13.8%	14.8%	(3.8) pts	(1.0) pts
Specialty Building Materials	26.6%	26.2%	29.2%	0.4 pts	(3.0) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	14.3%	15.1%	16.3%	(0.8) pts	(1.2) pts

	Four Quarters Ended
Analysis of Operations (In millions)	December 31, 2018	December 31, 2017	December 31, 2016
Calculation of Adjusted EBIT Return On Invested Capital (trailing four quarters):
Adjusted EBIT	$118.9	$127.4	$141.0
Invested Capital:
Trade accounts receivable	198.6	217.1	166.6
Inventories	110.5	106.3	89.3
Accounts payable	(121.4)	(134.8)	(95.9)
Invested working capital	187.7	188.6	160.0
Other current assets (excluding income taxes)	34.2	42.6	32.3
Properties and equipment, net	225.1	216.6	192.6
Goodwill	207.9	198.2	114.9
Technology and other intangible assets, net	89.0	91.8	52.6
Other assets (excluding capitalized financing fees)	23.9	20.6	18.2
Other current liabilities (excluding income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture)	(95.1)	(106.0)	(90.3)
Other liabilities (excluding other postretirement benefits liability and liabilities incurred in association with the Darex divestiture)	(13.8)	(20.7)	(13.9)
Total invested capital	$658.9	$631.7	$466.4
Adjusted EBIT Return On Invested Capital (non-GAAP)	18.0%	20.2%	30.2%
___________________________________________________________________________________________________________________

(A)	Our segment operating income includes only our share of income of consolidated joint ventures.

(B)
Management allocates certain corporate costs to each operating segment to the extent such costs are directly attributable to the segments. For the years ended December 31, 2017 and 2016, corporate costs include approximately $5.4 million and $10.3 million, respectively, that were not allocated to the Darex operating segment as such costs did not meet the criteria to be reclassified to discontinued operations. Beginning in the third quarter of 2017, we began allocating these costs to our SCC and SBM operating segments.

(C)
Certain pension costs include only ongoing costs, recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits. SCC and SBM segment operating income and corporate costs do not include any amounts for pension expense. Other pension-related costs, including annual mark-to-market adjustments, gains or losses from curtailments and terminations, as well as other related costs, are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of our businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and other related costs relate primarily to changes in financial market values and actuarial assumptions and are not directly related to the operation of our businesses.

(D)
Legacy product, environmental and other claims include costs relating to businesses that are no longer part of our core business portfolio. These businesses were divested or otherwise ceased operations; however, we retain certain risks and obligations, which include certain legacy liabilities. The principal legacy liabilities are product and environmental liabilities.

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP).

	Year Ended December 31,
	2018				2017
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted Earnings Per Share (GAAP)				$(0.22)				$(1.55)
Loss on sale of product line	$—	$—	$—	—	$2.1	$0.8	$1.3	0.02
Currency and other financial losses in Venezuela(1)	—	—	—	—	39.1	12.9	26.2	0.37
Litigation settlement	—	—	—	—	4.0	1.5	2.5	0.03
Currency losses in Argentina	1.1	—	1.1	0.02	—	—	—	—
Loss on debt refinancing	59.8	14.8	45.0	0.62	—	—	—	—
Legacy product, environmental and other claims	—	—	—	—	0.6	0.2	0.4	0.01
Repositioning expenses	9.6	2.4	7.2	0.10	9.8	3.9	5.9	0.08
Restructuring expenses	14.8	3.3	11.5	0.16	13.5	4.6	8.9	0.12
Pension MTM adjustment and other related costs, net	(8.7)	(2.1)	(6.6)	(0.09)	14.1	6.0	8.1	0.11
Gain on termination and curtailment of pension and other postretirement plans	(0.2)	(0.1)	(0.1)	—	(6.6)	(2.8)	(3.8)	(0.05)
Third-party and other acquisition-related costs	2.5	0.6	1.9	0.03	6.8	1.3	5.5	0.08
Other financing costs	—	—	—	—	6.0	2.3	3.7	0.05
Amortization of acquired inventory fair value adjustment	0.2	—	0.2	—	2.9	0.9	2.0	0.03
Tax indemnification adjustments	0.5	(0.1)	0.6	0.01	2.8	0.8	2.0	0.03
Discrete tax items, including adjustments to uncertain tax positions(2)	—	(20.7)	20.7	0.28	—	(93.9)	93.9	1.31
Adjusted EPS (non-GAAP)				$0.91				$0.64
__________________________

(1)
Tax effect amount represents the benefit resulting from outside basis differences in Venezuela. Please refer to Note 7, "Income Taxes," to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information

(2)
Discrete tax items relate primarily to the charges of $17.9 million and $81.7 million, respectively, which were recorded in 2018 and 2017 and associated with 2017 Tax Act. Please refer to Note 7, "Income Taxes," to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K and "Income Taxes" below for additional discussion of the impact of the 2017 Tax Act.

GCP Overview
Following is an overview of our financial performance for 2018, 2017 and 2016.
During these periods, we benefited from acquisitions, as well as increased construction spending in North America, Asia Pacific and EMEA. Sales volumes in North America and Asia Pacific increased in 2018, while EMEA volumes decreased primarily due to the exit of non-profitable markets within SCC. We generally expect modest construction spending growth in 2019. Raw material costs increased significantly in 2017 and 2018, which resulted in lower gross margin. We anticipate raw material inflation to moderate in 2019 compared to 2018. On April 10, 2018, we refinanced our 9.5% Senior Notes with the issuance of the 5.5% Senior Notes which lowered our interest expense in 2018. We expect the full-year effect of the refinancing to further reduce interest expense in 2019. We incurred a loss on debt extinguishment in the second quarter of 2018 relating to the debt refinancing. Our Venezuela operations impacted our overall financial results in 2016 and 2017 until the time we deconsolidated our Venezuela operations ("GCP Venezuela") on July 3, 2017. Selling, general, and administrative expenses decreased in 2018 due to savings associated with restructuring and lower employee incentive compensation after increasing in 2017 due to acquisitions and the build-out of our stand-alone corporate functions post-Separation.
Net Sales and Gross Margin

The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency exchange for 2018.

	Year Ended December 31, 2018 as a Percentage Increase (Decrease) from the Year Ended December 31, 2017
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	4.4%	1.4%	(1.2)%	4.6%
Specialty Building Materials	0.4%	1.7%	0.7%	2.8%
Net sales	2.7%	1.5%	(0.4)%	3.8%
By Region:
North America	4.1%	1.5%	—%	5.6%
Europe Middle East Africa	(4.5)%	1.9%	0.9%	(1.7)%
Asia Pacific	7.0%	(0.8)%	1.0%	7.2%
Latin America	2.1%	7.3%	(12.4)%	(3.0)%
Net sales of $1,125.4 million for 2018 increased $41.0 million, or 3.8%, compared with the prior year. The increase was primarily due to higher sales volumes and price increases in both SCC and SBM, partially offset by the unfavorable impact of foreign currency translation, mainly in Latin America. Higher sales volumes were driven by stronger product demand within SCC and the impact of acquisitions, including Ductilcrete within SCC, as well as Stirling Lloyd and RIW within SBM.
GCP's gross margin of 36.4% decreased 200 basis points and GCP's Adjusted Gross Margin of 36.6% decreased 240 basis points in 2018 compared with the prior year. The declines were primarily due to higher raw material and logistics costs, which were partially offset by price increases and productivity gains.
The following table identifies the year-over-year increase or decrease in net sales attributable to changes in volume and/or mix, product price, and the impact of currency exchange for 2017.

	Year Ended December 31, 2017 as a Percentage Increase (Decrease) from the Year Ended December 31,2016
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(1.9)%	2.9%	(2.3)%	(1.3)%
Specialty Building Materials	10.2%	1.0%	(0.3)%	10.9%
Net sales	3.0%	2.1%	(1.5)%	3.6%
By Region:
North America	5.4%	0.7%	0.1%	6.2%
Europe Middle East Africa	9.7%	1.8%	(3.1)%	8.4%
Asia Pacific	(3.5)%	(1.4)%	(0.1)%	(5.0)%
Latin America	(13.1)%	24.9%	(12.6)%	(0.8)%
Net sales of $1,084.4 million for 2017 increased $37.9 million, or 3.6%, compared with the prior year. The increase was primarily due to increased sales volumes and price, partially offset by unfavorable currency translation. Sales volumes benefited from the acquisitions of Halex in the fourth quarter of 2016, Stirling Lloyd in the second quarter of 2017 and Ductilcrete in the fourth quarter of 2017, which, in aggregate, contributed $56.8 million of incremental sales in 2017 compared to the prior year. Price increases and unfavorable currency translation were primarily due to the results of Venezuela within SCC during the first half of 2017 and the weakening of the Turkish lira against the U.S. dollar.
GCP's gross margin of 38.4% decreased 160 basis points compared with the prior year, as price increases were more than offset by higher raw material costs.

(Loss) Income from Continuing Operations Attributable to GCP Shareholders
Loss from continuing operations attributable to GCP shareholders was $16.1 million for 2018, compared to $110.9 million for the prior year. The change was primarily attributable to: (i) lower income taxes due to higher tax expense associated with the 2017 Tax Act in the prior year, (ii) loss on the deconsolidation of GCP's Venezuela operations recognized during the prior year, (iii) lower interest expense and related financing costs due to the refinancing of our 9.5% Senior Notes in 2018 and full repayment of the Term Loan previously outstanding under our Credit Agreement during 2017, and (iv) higher income within "Other (income) expense, net" which included income from pension mark-to-market adjustments. The impact of such items was partially offset by a loss on debt extinguishment of $59.4 million resulting from the refinancing of our 9.5% Senior Notes in 2018 which was included within "Interest expense and related financing costs" in the Consolidated Statements of Operations.
Loss from continuing operations attributable to GCP shareholders was $110.9 million for 2017, compared to net income from continuing operations attributable to GCP shareholders of $27.6 million for the prior year. The change was primarily due to: (i) higher expenses in 2017 for income taxes, (ii) losses in Venezuela and (iii) increased selling, general and administrative expenses. The impact of such items was partially offset by higher income within "Other (income) expense, net".
Adjusted EBIT

Adjusted EBIT was $118.9 million for 2018, a decrease of 6.7%, compared with the prior year. The decrease was primarily due to lower SCC operating income, partially offset by higher SBM operating income and lower corporate and certain pension costs. Adjusted EBIT margin of 10.6% declined 110 basis points from the prior year primarily due to lower gross margin in both SCC and SBM.
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
Adjusted EBITDA

Adjusted EBITDA was $160.9 million for 2018, a decrease of 2.0%, compared with the prior year. The decrease was primarily due to lower Adjusted EBIT, partially offset by higher intangible asset amortization due to acquisitions and higher depreciation expense due to our capital investments in facilities, information technology infrastructure, and VERIFI®. Adjusted EBITDA margin of 14.3% declined 80 basis points from the prior year.

Adjusted EBITDA was $164.2 million for 2017, a decrease of 3.9% compared with the prior year. The decrease was primarily due to lower Adjusted EBIT, partially offset by higher depreciation expense due to the build-out of our stand-alone information technology infrastructure post-Separation, higher intangible asset amortization due to acquisitions and higher depreciation expense due to our capital investments in VERIFI®. Adjusted EBITDA Margin of 15.1% declined 120 basis points from the prior year.

Adjusted EBIT Return On Invested Capital
Adjusted EBIT Return On Invested Capital for 2018 was 18.0%, a decrease from 20.2% in 2017. The decrease was primarily due to lower Adjusted EBIT, an increase in invested capital resulting from lower accounts payable and acquisition of RIW in the second quarter of 2018, partially offset by lower accounts receivable, as well as current and other liabilities.
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

Operating Segment Overview—Specialty Construction Chemicals (SCC)
Following is an overview of the financial performance of SCC for 2018, 2017 and 2016.
Net Sales and Gross Margin—SCC
Net sales were $643.5 million for 2018, an increase of $27.8 million, or 4.5%, compared with the prior year. The increase was primarily due to higher sales volumes as described below and increased pricing in all regions except Asia Pacific, partially offset by unfavorable currency translation mainly due to the strengthening of the U.S. dollar compared to currencies in Latin America.
Sales volumes increased 4.4% in 2018 compared to the prior year primarily due to acquisitions in North America and stronger demand in North America and Asia Pacific, partially offset by sales volume declines in Latin America and in EMEA mostly due to our strategy to exit unprofitable geographic markets.
Sales volumes increased 5.6% in our Concrete business due to stronger demand in North America as well as the acquisition of Ductilcrete, partially offset by lower sales in Venezuela which was deconsolidated during the third quarter of 2017. Sales volumes in our Cement business increased 1.0% primarily due to stronger demand in Asia Pacific and EMEA.
Gross profit was $206.9 million for 2018, a decrease of $11.9 million, or 5.4%, compared with the prior year. Gross margin was 32.2% compared with 35.5% for the prior year. The decrease in gross margin was primarily due to increases in raw material and logistics costs, partially offset by price increases and the impact of the acquisition of Ductilcrete.
Net sales were $615.7 million for 2017, a decrease of $8.1 million, or 1.3%, compared with the prior year. The decrease was primarily due to lower sales volumes attributable to the impact of weather events in North America, share loss in Asia Pacific, the deconsolidation of Venezuela, and unfavorable currency translation, partially offset by improved pricing. Sales volume increases in North America and EMEA were more than offset by volume declines in Asia Pacific and Latin America. Price increases and unfavorable currency translation resulted primarily from our Venezuela operations prior to deconsolidation in the third quarter of 2017.
Concrete sales volume decreased 3.5% compared with the prior-year. Increased sales volumes in North America were more than offset by decreases in EMEA due to first half macro-economic conditions, in Asia Pacific due to share loss and in Latin America due to the impact of Venezuela. Increased sales volumes in North America reflected improved economic conditions, which more than offset the impact of weather events, while sales growth of VERIFI® and the impact of the Ductilcrete acquisition also contributed. Sales volumes increased by 3.2% in Cement compared to the prior year with growth in all regions.

Gross profit was $218.8 million for 2017, a decrease of $11.1 million, or 4.8%, compared with the prior year and gross margin was 35.5% compared with 36.9% for the prior year. Both gross profit and gross margins were negatively impacted by increases in raw material and logistics costs, partially offset by productivity gains.
Segment Operating Income and Operating Margin—SCC
Segment operating income was $40.2 million for 2018, a decrease of $23.2 million, or 36.6%, compared with the prior year. Segment operating margin of 6.2% decreased 410 basis points compared with the prior year. The decrease in segment operating margin was primarily due to lower gross margin, higher operating expenses and the deconsolidation of GCP Venezuela in 2017, partially offset by the accretive impact of the Ductilcrete acquisition. Operating expenses benefited from restructuring savings which were more than offset by higher corporate cost allocations and increased cost to support the growth of VERIFI®. During 2017, SCC’s Venezuelan operations contributed net sales of $6.2 million and operating income of $4.3 million. The Venezuelan entity was deconsolidated on July 3, 2017 and no longer contributed to net sales or operating income beyond that date.
Segment operating income was $63.4 million for 2017, a decrease of $9.2 million, or 12.7%, compared with the prior year. Segment operating margin of 10.3% decreased 130 basis points compared with the prior year. The decreases were primarily due to lower gross profit.

Operating Segment Overview—Specialty Building Materials (SBM)
Following is an overview of the financial performance of SBM for 2018, 2017 and 2016.
Net Sales and Gross Margin—SBM
Net sales were $481.9 million for 2018, an increase of $13.2 million, or 2.8%, compared with the prior year. The increase was due to price increases in North America and EMEA, the favorable impact of currency translation and higher sales volumes, as described below.
Sales volumes increased 0.4% primarily due to the growth in Asia Pacific and Latin America, partially offset by lower sales volumes in EMEA and North America. Building Envelope volumes increased 5.6% due to increased project activity and the impact of the Stirling Lloyd and RIW acquisitions. Specialty Construction Products volumes declined 9.4% primarily due to the divestiture of the non-core Halex tack strip business in the second quarter of 2017. Residential volumes remained consistent with the prior year.
Gross profit was $205.3 million for 2018, an increase of $1.2 million, or 0.6%, compared with the prior year. Gross margin was 42.6% compared with 43.5% for the prior year primarily due to increased raw material and logistics costs, partially offset by price increases and productivity gains.
Net sales were $468.7 million for 2017, an increase of $46.0 million, or 10.9%, compared with the prior year. The increase was primarily due to higher sales volumes which increased in North America and EMEA primarily due to the acquisitions of Halex and Stirling Lloyd, as well as increases in price. The acquisitions of Halex and Stirling Lloyd contributed $55.6 million of incremental sales volume in 2017, which was partially offset by volume declines in Residential. Currency translation had minimal impact on net sales.
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
Gross profit was $204.1 million for 2017, an increase of $7.4 million, or 3.8%, compared with the prior year, primarily due to the impact of our acquisitions, which was partially offset by increases in raw material cost and unfavorable product mix. Gross margin was 43.5% compared with 46.5% for the prior year primarily due to raw material cost inflation and unfavorable product mix, partially offset by productivity gains.

Segment Operating Income and Operating Margin—SBM
Segment operating income was $113.6 million for 2018, an increase of $4.2 million, or 3.8%, compared with the prior year. Segment operating margin for 2018 was 23.6%, an increase of 30 basis points, compared with the prior year. The increase in segment operating margin was primarily due to lower operating expenses, partially offset by lower gross margin. Operating expenses benefited from restructuring savings and an acquisition-related settlement related to Stirling Lloyd, partially offset by higher corporate cost allocations.
Segment operating income was $109.4 million for 2017, a decrease of $4.6 million, or 4.0%, compared with the prior year, primarily due to lower gross margin and increased operating expenses due to the acquisitions. Segment operating margin for 2017 was 23.3%, a decrease of 370 basis points compared with the prior year.
Corporate Overview
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated to our operating segments.

Corporate costs were $27.3 million for 2018, a decrease of $9.1 million, or 25.0%, compared with 2017. The decrease was primarily due to lower general corporate expenses previously allocated to Darex, lower employee incentive compensation and lower foreign exchange losses primarily from Venezuela. These decreases were partially offset by increases in corporate functional support and public company costs.
Corporate costs were $36.4 million for 2017, a decrease of $2.0 million, or 5.2%, compared with 2016. The decrease was primarily due to lower general corporate expenses previously allocated to Darex, lower foreign exchange losses in Venezuela and lower performance-based incentive compensation, partially offset by higher public company costs compared to the prior year.

Defined Benefit Pension and Gain on Termination and Curtailments
Defined benefit pension expense includes costs relating to U.S. and non-U.S. defined benefit pension and other postretirement benefit (the "OPEB") plans that provide benefits to retirees and former employees of divested businesses where we retained these obligations.
In accordance with mark-to-market (the "MTM") accounting, our pension costs recognized in our results of operations consist of the following two components: (i) "certain pension costs," which represent ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits; and (ii) "pension MTM adjustment and other related costs, net," which represent mark-to-market gains and losses recognized annually during the fourth quarter or during interim periods when significant events occur, such as plan amendments or curtailments. Mark-to-market gains and losses result from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. Additionally, we recognize applicable material events within "gain on termination and curtailment of pension and other postretirement plans" during the period in which they occur.
The following table summarizes pension costs for 2018, 2017 and 2016:

	Years Ended December 31,
(In millions)	2018	2017	2016
Certain pension costs	$(7.6)	$(9.0)	$(7.2)
Pension MTM adjustment and other related costs, net(1)	8.7	(14.1)	(22.6)
Gain on termination and curtailment of pension and other postretirement plans	0.2	6.6	0.8
_______________________________

(1)
2018 includes $1.2 million of other related costs from the initial recognition of a liability for a non-U.S. OPEB retiree heath care plan, 2016 includes $2.7 million of other related costs for the recognition of a liability relating to withdrawal assessment for two union plans in the U.S.

Certain pension costs decreased by $1.4 million in 2018 as compared to 2017 primarily due to higher discount rates as well as better than expected return on plan assets due to the $40 million contribution we made to our U.S. plans at the end of 2017. Certain pension costs increased by $1.8 million in 2017 as compared to 2016 due to lower discount rates and demographic factors relating to plan participants.
Pension MTM adjustment and other related costs, net amounted to an income of $8.7 million in 2018 compared to a loss of $14.1 million in the prior year. The change of $22.8 million was primarily attributable to an increase in discount rates and a change in compensation rates for plan participants, partially offset by a lower actual return on plan assets. During 2018, we recognized an aggregate expense of $0.9 million which consisted of $1.2 million related to a recognition of a liability for an OPEB retiree health care plan offset by a MTM remeasurement gain of $0.3 million related to a non-U.S. pension plan. During 2017, we recognized plan remeasurement losses of $3.0 million related to the sale of Darex offset by a MTM remeasurement gain of $0.1 million related to a non-U.S. pension plan.
Pension MTM adjustment and other related costs, net amounted to an expense of $14.1 million and $22.6 million, respectively, in 2017 and 2016. The change of $8.5 million was primarily due to higher discount rates and demographic changes in the areas in which we operate.

For the years ended December 31, 2018, 2017 and 2016, the components of pension costs presented in "Corporate costs and pension costs in costs of goods sold" in our Analysis of Operations were $1.9 million, $1.7 million, and $7.1 million respectively, and represent service costs related to our manufacturing employees. During the first quarter of 2017, we adopted Accounting Standards Update ("ASU") 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in accordance with which we no longer record a portion of our pension MTM adjustments in inventory and expense in cost of goods sold. During 2016, we allocated a portion of all components of net periodic benefit costs to costs of goods sold for a total of $7.1 million, of which $5.9 million related to mark-to-market adjustments and $1.2 million related to certain pension costs allocated to manufacturing employees.
Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on pension plans.
Gain on termination and curtailment of pension and other postretirement plans of $0.2 million was recognized in "Other (income) expense, net" during 2018.
Gain on termination and curtailment of pension and other postretirement plans of $6.6 million was recognized in "Other (income) expense, net" during 2017, of which $5.1 million was related to U.S. pension plan curtailments due to a plan amendment that closed the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees to new hires effective January 1, 2018, and froze the accrual of plan benefits for all plan participants as of December 31, 2022. The total gain of $6.6 million in 2017 also included a curtailment gain of $0.7 million due to U.S. restructuring activities and a curtailment gain of $0.8 million in connection with a plan amendment to another U.S. plan.
Gain on termination and curtailment of pension and other postretirement plans of $0.6 million was recognized in "Other (income) expense, net" during 2016 and primarily related to non-U.S. pension plan curtailment and termination gains and losses. Such gain was comprised of a $1.4 million curtailment gain due to a plan termination and a $0.2 million curtailment gain due to a plan amendment, offset by a $1.0 million curtailment loss due to a plan termination.
Restructuring and Repositioning Expenses
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
On February 22, 2019, our Board of Directors approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on GCP’s global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses GCP’s service delivery model primarily in North America to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities. We expect to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which approximately $5 million to $8 million represent restructuring costs and approximately $10 million to $12 million represent repositioning costs. In addition, we expect to incur $2 million of capital expenditures associated with the program.
Approximately $3 million to $5 million of the estimated pretax restructuring costs represent employee severance and other employee-related costs, while the remaining $2 million to $3 million represents facility exit costs, asset write-offs, and other-related costs. Repositioning costs primarily consist of consulting services to assist us in advancing our technology strategy. With the exception of asset write-offs, substantially all of the cost and capital expenditures associated with the 2019 Plan are expected to result in cash expenditures.
We expect to realize total annualized pre-tax cost savings associated with the 2019 Plan of approximately $22 million to $28 million in 2020. These savings are expected to benefit both the SCC and SBM operating segments. Substantially all of the restructuring actions under the 2019 Plan are expected to be completed by the end of 2020.
The 2019 Plan is separate and in addition to the 2018 and 2017 Plans that were approved by the Board of Directors on August 1, 2018, and June 28, 2017, respectively. The 2018 Plan is expected to generate approximately $25 million of annualized savings in 2019, while the 2017 Plan generated $29 million in annualized savings as of the end of 2018, of which $14 million benefited continuing operations.

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
We expect to incur total pre-tax costs in connection with the 2018 Plan of approximately $31 million to $35 million, of which approximately $20 million to $24 million represents restructuring costs and asset impairments, and approximately $11 million represents repositioning costs.
We expect to realize total annualized pre-tax cost savings associated with the 2018 Plan of approximately $25 million in 2019. Approximately 75% and 25% of the total pre-tax cost savings is expected in SCC and SBM, respectively. During 2018, we achieved pre-tax cost savings of approximately $5.6 million, or approximately $11.2 million on an annualized basis through a reduction in cost of goods sold and selling, general and administrative expenses. We expect a total annualized SCC revenue reduction of $65 million to $75 million by the end of 2019 as a result of exiting non-profitable geographic markets under the 2018 Plan. Such revenue reductions amounted to approximately $10 million in 2018.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, our Board of Directors approved a restructuring and repositioning plan that includes actions to streamline our operations, reduce our global cost structure and reposition us as a construction products technologies company.
We expect to incur total costs under the 2017 Plan of approximately $30 million, of which $20 million is related to restructuring activities and asset impairments, and $10 million is related to repositioning activities. As of December 31, 2018, we have incurred cumulative costs of $18.9 million related to restructuring and asset impairments and $8.8 million related to repositioning.
Restructuring activities were substantially completed as of December 31, 2018 and we achieved net annualized cost reductions of approximately $29 million, of which approximately $14 million was included within continuing operations and approximately $15 million was included within discontinued operations. These net cost reductions were primarily related to selling, general and administrative expenses. The net cost reductions were phased-in over the completion of the 2017 Plan, and the cost recovery generated from the Transition Services Agreement with Henkel, as described in Note 18, "Discontinued Operations" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K, largely offset the costs that were eliminated upon completion of the program.
Restructuring Expenses
The following table summarizes restructuring expenses and asset impairments related to the 2017 and 2018 Plans and other plans:

	Year Ended December 31,
(In millions)	2018	2017
Severance and other employee costs	$10.1	$19.9
Facility exit costs	0.6	0.2
Asset impairments	4.5	1.2
Total restructuring expenses and asset impairments	$15.2	$21.3
Less: restructuring and asset impairments reflected in discontinued operations	0.4	7.8
Total restructuring expenses and asset impairments from continuing operations	$14.8	$13.5
For further information on our restructuring activities, please refer to Note 11, "Restructuring Expenses, Asset Impairments and Repositioning Expenses" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K.
Repositioning Expenses - 2018 Plan and 2017 Plan

Repositioning expenses associated with the 2018 and 2017 Plans primarily relate to consulting, other professional services and employee-related costs associated with our organizational realignment. Due to the scope and complexity of our repositioning activities, the range of estimated repositioning expenses could increase or decrease and the timing of incurrence could change.
During 2018, we incurred repositioning expenses related to the 2018 Plan of $5.3 million, substantially all of which were related to consulting and other professional service fees and employee-related costs associated with our organizational realignment. Total cash payments made under the 2018 Plan were $0.2 million during 2018.
During 2018 and 2017, we incurred repositioning expenses related to the 2017 Plan of $4.3 million and $4.5 million, respectively, substantially all of which were related to consulting and other professional service fees and employee-related costs associated with our organizational realignment. As of December 31, 2018, the cumulative repositioning activity costs recognized under the 2017 Plan were approximately $8.8 million.
As of December 31, 2018, cumulative cash payments for repositioning made under the 2017 Plan from inception to date were $14.1 million. Total cash payments made under the 2017 Plan were $12.1 million during 2018. As of December 31, 2018, cumulative capital expenditures incurred from inception to date were $7.4 million.
Separation-Related Repositioning Expenses
Post-Separation from Grace, we incurred expenses related to our transition to a stand-alone public company. As of December 31, 2017, we completed these activities and incurred total cumulative costs of $20.6 million. We did not incur any costs related to such activities during 2018. For further information on this action and the related costs, please refer to Note 11, "Restructuring Expenses, Asset Impairments and Repositioning Expenses" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K.
We exclude restructuring, asset impairments, and repositioning expenses from Adjusted EBIT, as discussed in the "Results of Operations" section above.
Interest and Financing Expenses
"Interest expense and related financing costs" included in the Consolidated Statements of Operations were $92.4 million and $70.2 million, respectively, for 2018 and 2017. The increase of $22.2 million during 2018 compared to the prior year resulted primarily from a loss on debt extinguishment of $59.4 million due to the redemption of our 9.5% Senior Notes and the origination of the 5.5% Senior Notes on April 10, 2018. Such loss was partially offset by lower interest expense and related financing costs due to the debt refinancing and full repayment of the Term Loan during 2017.
Interest expense and related financing costs were $70.2 million and $65.8 million, respectively, for 2017 and 2016. The increase of $4.4 million during 2017 compared to the prior year resulted primarily from the write-off of the net unamortized debt issuance costs of $3.9 million and the net unamortized discount of $2.1 million associated with the repayment and extinguishment of our Term Loan on July 31, 2017, as well as increased Revolving Credit Facility borrowings in 2017 compared to 2016.
Please refer to the "Debt and Other Contractual Obligations" section below and Note 6 " Debt and Other Borrowings" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on our debt obligations related to the senior notes and other borrowings at December 31, 2018 and December 31, 2017.
Income Taxes
Income tax expense for 2018, 2017 and 2016 was $26.3 million, $82.1 million and $6.7 million respectively, on income (loss) from continuing operations before income taxes of $10.5 million, $(28.3) million and $35.3 million, respectively, in 2018, 2017 and 2016.

Tax Reform
The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the Internal Revenue Code. These significant changes include, but are not limited to, the federal corporate tax rate being reduced from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, along with limitations on deductions for interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low-taxed income (GILTI). We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
During 2017, we recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which is comprised of a $70.5 million Transition Tax and an $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.
During 2018, we recorded an increase to the provisional net charge of $17.9 million which is comprised of an expense of $20.2 million related to certain capital gains recognized resulting from the application of the Transition Tax (see Unrecognized Tax Benefits - Subsequent Event paragraph below), a $2.5 million benefit related to the Transition Tax, and an expense of $0.2 million for the effect on U.S. deferred taxes.
Transition Tax
The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Tax, which is a one-time mandatory deemed repatriation tax on undistributed earnings. The Transition Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a 15.5% and all other earnings will be taxed at 8.0%.
At December 31, 2017 the provisional Transition Tax recorded was $70.5 million. Upon further analysis of the Act, Notices and Regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we decreased our December 31, 2017 amount by $2.5 million, which is included in 2018. As of December 31, 2018, we completed the recording of the amount for our one-time Transition Tax totaling $68.0 million, net of foreign tax credits generated. We elected to pay the Transition Tax over the eight-year period provided in the Act. As of December 31, 2018, the unpaid balance of our Transition Tax obligation is $37.7 million net of overpayments and foreign tax credits, and is payable between April 2022 and April 2025.
Status of Our Assessment of the 2017 Tax Act
As of December 31, 2018, we are complete with accounting for the income tax effects of the Act.
Unrecognized Tax Benefit - Subsequent Event
On January 15, 2019, the Internal Revenue Service (IRS) issued final regulations under Code Section 965, the Transition Tax Provision. During the fourth quarter of 2018, the Company recorded an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the transition tax of $20.2 million. Due to clarifications provided in the final Treasury Regulations on the transition tax , GCP expects its liability for unrecognized tax benefits to decrease by approximately $20.2 million in the first quarter of 2019, offset by a current income tax payable amount of $2.6 million. These amounts are subject to change as further review and analysis is performed over the final regulations.
Effective Tax Rate
Our effective tax rate was approximately 250%, 290% and 19% in 2018, 2017 and 2016, respectively.
The decrease in our effective tax rate for 2018 compared to 2017 was primarily due to impacts from the 2017 Tax Act including the decrease in the statutory tax rate and offsetting unrecognized tax benefits recorded, as well as valuation allowance expense. The increase in our effective tax rate for 2017 compared to 2016 was primarily due to the provisions of the 2017 Tax Act, an increase in valuation allowances due to the sale of Darex, partially off-set by a benefit for taxes related to outside basis differences in foreign subsidiaries.

Our 2018 effective tax rate of 250% was higher than the 21% U.S. statutory rate primarily due to an increase in the impact of the 2017 Tax Act recorded of $17.9 million and an increase in valuation allowance of $6.8 million primarily due to un-benefited losses in Germany, France, India, Turkey and Mexico.

Our 2017 effective tax rate of approximately 290% was higher than the 35% U.S. statutory rate primarily due to net expenses recognized during the year comprised of $81.7 million due to the 2017 Tax Act, $11.5 million due to non-deductible charges for the Venezuela deconsolidation, $11.4 million due to an increase in valuation allowance primarily due to the sale of Darex, offset by a $13.9 million benefit due to differences between book and tax basis in Venezuela and Mexico.

Our 2016 effective tax rate of approximately 19% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year, including $4.5 million benefit due to lower taxes in non-U.S. jurisdictions, $0.7 million benefit related to income tax credits and $1.6 million benefit related to the release of reserves for unrecognized tax benefits and $2.5 million expense for non-deductible expenses.
Income taxes paid in cash, net of refunds, were $23.1 million, $11.2 million, and $24.4 million, respectively, in 2018, 2017 and 2016. Our annual cash tax rate was approximately 220%, 40%, and 69%, respectively, in 2018, 2017, and 2016.
Please refer to Note 7, "Income Taxes," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for additional information regarding income tax.
Other (Income) Expense, Net
Other (income) expense, net was income of $26.7 million and $2.9 million, respectively, for 2018 and 2017. The increase of $23.8 million was primarily attributable to: (i) pension mark-to-market gains recognized in 2018 compared to mark-to-market losses during the prior year, (ii) acquisition-related settlement proceeds received from the sellers of Stirling Lloyd during 2018, as well as (iii) a loss on the divestiture of Halex’s non-core tack strip business recognized during the prior year. These items were partially offset by lower gain on termination and curtailment of pension and other postretirement plans, higher foreign currency transaction and remeasurement losses and lower TSA income related to the sale of Darex which began during the prior year and substantially ended during the second quarter of 2018.
Other (income) expense, net was income of $2.9 million in 2017 compared to expense of $14.6 million in 2016. The change of $17.5 million was primarily attributable to: (i) an increase in gain on termination and curtailment of pension and other post retirement plans recognized in 2017, (ii) a decrease in pension market-to-market losses compared to the prior-year, as well as (iii) a decrease in net foreign currency transaction and remeasurement losses recognized in 2017 compared to the prior-year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2018.
Our principal uses of cash generally have been capital investments, acquisitions and working capital investments. In connection with our Separation from Grace, we incurred $800.0 million of indebtedness, including $750.0 million borrowed to pay a distribution to Grace prior to the Separation and approximately $50 million retained to meet operating requirements and to pay Separation-related fees. We believe our liquidity and capital resources, including cash on hand and cash we expect to generate during 2019 and thereafter, future borrowings, if any, as well as other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and meet our debt obligations.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions, and for general corporate purposes.

The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sales proceeds of $68.7 million were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During 2018, we completed the delayed closings in Argentina, Colombia, Peru, and China and recognized a gain associated with these delayed closings of $43.5 million on a pre-tax basis and $31.5 million on an after-tax basis based on $55.4 million of proceeds received. During 2017, we recognized a gain of $880.8 million on a pre-tax basis and $678.9 million on an after-tax basis based on $1.0 billion of proceeds received on the sale of Darex entities that closed on July 3, 2017.
In January 2019, the delayed closing in Indonesia was completed. We expect to record a pre-tax gain in the first quarter of 2019 of approximately $8 million to $11 million based on $13.1 million of proceeds received on July 3, 2017, subject to normal and customary closing adjustments.
We expect to complete the remaining delayed closing for Venezuela over the following 12 months. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “Income (loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Operations, which are adjusted for an economic benefit payable to or recovered from Henkel. The assets and liabilities of the Darex business in the remaining delayed close countries are categorized as assets or liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2018 and 2017.
Cash Resources and Available Credit Facilities
At December 31, 2018, we had available liquidity of $712.9 million, consisting of $326.1 million in cash and cash equivalents, of which $122.8 million was held in the U.S., $345.0 million under our revolving credit facility, and $41.8 million under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and to provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
We expect to meet our U.S. cash and liquidity requirements with cash on hand, cash we expect to generate during 2019 and thereafter, future borrowings, if any, and other available liquidity, including royalties and service fees from our foreign subsidiaries. We may also repatriate future earnings from foreign subsidiaries if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and to meet our debt obligations in the U.S. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for a discussion of our cash and cash equivalents.
The following table summarizes our non-U.S. credit facilities as of December 31, 2018.

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
China	$12.0	$11.2	2/3/2021
India	12.0	1.5	2/3/2021
Canada	5.5	5.5	2/3/2021
Korea	5.0	5.0	2/3/2021
Mexico	2.3	2.3	3/31/2019
Brazil	2.3	2.3	Open ended
United Arab Emirates	2.5	2.2	12/31/2018
Other countries	12.4	11.8	Open ended
Total	$54.0	$41.8

Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by (used in) operating activities from continuing operations(1)	$75.4	$(1.0)	$75.8
Net cash used in investing activities from continuing operations	(86.9)	(160.9)	(86.3)
Net cash (used in) provided by financing activities from continuing operations	(247.3)	(292.0)	37.5
(Decrease) increase in cash and cash equivalents from continuing operations	(258.8)	(453.9)	27.0
(Decrease) Increase in cash and cash equivalents from discontinued operations	(132.9)	1,010.1	41.9
Effect of currency exchange rate changes on cash and cash equivalents	(3.7)	2.0	(4.2)
Net (decrease) increase in cash and cash equivalents	(395.4)	558.2	64.7
Less: cash and cash equivalents of discontinued operations	~~—~~	—	16.3
Cash and cash equivalents, beginning of period	721.5	163.3	98.6
Cash and cash equivalents of continuing operations, end of period	$326.1	$721.5	$147.0
_______________________________

(1)
During 2018, we identified an immaterial error related to the presentation of the effect of currency exchange rate changes on cash and cash equivalents in our Consolidated Statements of Cash Flows in the filed 2017 Annual Report on Form 10-K. The correction of this error resulted in a reclassification of $4.4 million between “cash provided by (used in) operating activities from continuing operations” and “effect of currency exchange rate changes on cash and cash equivalents” in the Consolidated Statements of Cash Flows for the year ended December 31, 2017. The revisions for these corrections are reflected in the financial information for 2017 in the table above. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on this reclassification.

2018 Compared to 2017
Net cash provided by operating activities from continuing operations for 2018 was $75.4 million, compared with net cash used in operating activities from continuing operations of $1.0 million for 2017. The year-over-year increase was primarily attributable to lower cash paid for pension plan contributions and debt interest, as well as higher cash inflows from accounts receivable as a result of stronger cash collections during 2018 compared to 2017. These items were partially offset by increased cash outflows from accounts payable due to the timing of payments and higher cash paid for taxes.
Included in net cash provided by (used in) by operating activities from continuing operations for 2018 and 2017 are restructuring payments of $9.1 million and $6.8 million, respectively, and repositioning payments of $5.5 million and $6.2 million, respectively.
Net cash used in investing activities from continuing operations for 2018 was $86.9 million compared to $160.9 million for 2017. The year-over-year decrease was primarily due to lower cash payments for acquisitions, partially offset by higher capital expenditures during 2018 compared to 2017 due to capital investments in facilities and information technology infrastructure, as well as the VERIFI®.
Net cash used in financing activities from continuing operations for 2018 was $247.3 million, compared to $292.0 million for 2017. During 2018, we redeemed the 9.5% Senior Notes for $587.9 million, in part using $350.0 million in proceeds from the issuance of the 5.5% Senior Notes. During 2017, we repaid the Term Loan principal balance outstanding under the Credit Agreement for $272.6 million.
2017 Compared to 2016
Net cash used in operating activities from continuing operations for 2017 was $1.0 million, compared with net cash provided by operating activities from continuing operations of $75.8 million for 2016. The year-over-year change was primarily due to the impact of accelerated pension plan contributions of $40 million in 2017, increases in trade accounts receivable and cash paid for interest related to our Credit Agreement and Senior Notes, as well as changes in other assets and liabilities. These items were partially offset by an increase in accounts payable and decreases in cash paid for taxes and repositioning.
Included in net cash provided by operating activities from continuing operations for 2016 are restructuring payments of $3.6 million and repositioning payments of $17.7 million.

Net cash used in investing activities from continuing operations for 2017 was $160.9 million, compared with $86.3 million for 2016. The year-over-year change was primarily due to the acquisitions of Stirling Lloyd and Ductilcrete in 2017.
Net cash used in financing activities from continuing operations for 2017 was $292.0 million, compared with net cash provided by financing activities from continuing operations of $37.5 million in 2016. The year-over-year change is primarily due the $272.6 million repayment and extinguishment of the Term Loan principal balance, during 2017, as described above.

Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2018 and 2017 was $356.7 million and $544.3 million, respectively.
On April 10, 2018, we redeemed our then existing 9.5% Senior Notes with an aggregate principal amount of $525.0 million due in 2023 (the “9.5% Senior Notes”), issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026 (the "5.5% Senior Notes") and entered into an amendment to our Credit Agreement to, among other things, (i) increase the aggregate principal amount available under our revolving credit facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein. Additionally, we borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement, which was fully repaid during 2018. The aggregate cash payment of $587.9 million, which consisted of: (i) proceeds of $350.0 million from the issuance of the 5.5% Senior Notes, net of loan origination fees of $3.1 million, (ii) borrowings of $50.0 million under the Credit Agreement, and (iii) a cash payment of $191.0 million was used to redeem all of the then outstanding 9.5% Senior Notes in accordance with the terms of the indenture governing the 9.5% Senior Notes.
During 2018, we recognized a loss on debt extinguishment of $59.4 million related to the 9.5% Senior Notes which was included in "Interest expense and related financing costs" in the Consolidated Statements of Operations. In connection with the redemption of our 9.5% Senior Notes with the then outstanding principal balance of $525.0 million, we paid total cash proceeds of $587.9 million, including $53.3 million of a redemption premium and $9.6 million of accrued interest unpaid thereon through the redemption date, and wrote off $6.1 million of previously deferred debt issuance costs.
5.5% Senior Notes
The 5.5% Senior Notes were issued pursuant to an Indenture (the “Indenture”), at $346.9 million, or 99.1% of their par value, resulting in a discount of $3.1 million, or 0.9%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $1.6 million during 2018. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2018. An interest payment of $9.9 million was paid on October 15, 2018. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.
Subject to certain conditions stated in the Indenture, we may, at our option and at any time and from time to time, redeem the 5.5% Senior Notes prior to their maturity date in whole or in part at certain redemption prices, as discussed in Note 6, "Debt and Other borrowings," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K. Upon occurrence of a change of control, as defined in the Indenture, we will be required to make an offer to repurchase the 5.5% Senior Notes at a price equal to 101.00% of their aggregate principal amount repurchased plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 6, "Debt and Other borrowings," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for additional information regarding our debt. As of December 31 2018, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of December 31, 2018.
Credit Agreement
On April 10, 2018, we entered into an amendment to our Credit Agreement and borrowed $50 million in aggregate principal amount of revolving loans under the Credit Agreement, as discussed above. The Credit

Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Financial Instruments," to our Consolidated Financial Statements. We were in compliance with all covenant terms as of December 31, 2018 and December 31, 2017. There are no events of default as of December 31, 2018 or December 31, 2017.
The interest rate per annum applicable to the Revolving Credit Facility is equal to, at our option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon our total leverage ratio and our restricted subsidiaries' in both scenarios. During 2018, we made aggregate payments of $50.0 million on the Revolving Credit Facility. As of December 31, 2018, there were no outstanding borrowings on the Revolving Credit Facility and $5.0 million in outstanding letters of credit, which resulted in available credit of $345.0 million under the Revolving Credit Facility. As of December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. During 2018, interest payments made on the Revolving Credit Facility were $0.2 million. Please refer to Note 6, "Debt and Other borrowings," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for additional information regarding our debt.
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

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2018.

	Payments Due By Period
(In millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Cash Obligations:
Debt and other borrowings(1)	$10.6	$0.5	$—	$345.6	$356.7
Expected interest payments on debt and other borrowings(2)	21.6	39.6	38.5	57.8	157.5
Lease obligations(3)	16.4	17.0	5.4	32.1	70.9
Transition income tax liability(4)	—	—	12.4	25.3	37.7
Operating commitments(5)	2.3	2.0	—	—	4.3
Pension funding requirements per ERISA (U.S.)(6)	—	3.6	21.0	—	24.6
Pension funding requirements for pension plans (non-U.S.)(7)	2.4	5.6	6.2	—	14.2
Total contractual cash obligations	$53.3	$68.3	$83.5	$460.8	$665.9
Other Commercial Commitments:
Standby letters of credit	2.0	3.0	—	—	5.0
Total commitments	$55.3	$71.3	$83.5	$460.8	$670.9
______________________________________

(1)
Debt and other borrowings include principal maturities of the $350.0 million 5.5% Senior Notes due in 2026 and borrowings under various lines of credit, primarily by non-U.S. subsidiaries. Such amounts represent contractual cash obligations payable at maturity and do not include debt issuance cost reductions. Please refer to Note 6, "Debt and Other Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on these arrangements.

(2)
Amounts are based on a 5.5% fixed interest rate for the 5.5% Senior Notes and variable interest rates in effect at December 31, 2018 for the borrowings under various lines of credit, for principal debt outstanding as of December 31, 2018.

(3)	Includes capital lease obligations with aggregate lease payments of $1.5 million that will be paid over two years.

(4)	Represents the Company's income tax liability of $37.7 million associated with the 2017 Tax Act, which will be paid over seven years.

(5)	Amounts do not include open purchase commitments, which are routine in nature and normally settle within 90 days.

(6)
Based on the U.S. qualified pension plans' status as of December 31, 2018, minimum funding requirements under ERISA have been estimated for the next five years. Amounts in subsequent years or additional payments we may make at our discretion have not yet been determined.

(7)	Based on the non-U.S. pension plans' status as of December 31, 2018, funding requirements have been estimated for the next five years. Amounts in subsequent years have not yet been determined.
As of December 31, 2018, we had approximately $52.8 million of unrecognized tax benefits and $10.4 million of the associated interest and penalties pertaining to unrecognized tax benefits. Included in these amounts are $3.0 million indemnified by Grace, as well as unrecognized tax benefits and the associated interest and penalties on the items that have historically been included in tax returns filed by Grace. Due to clarifications provided in the final Treasury Regulations on the Transition Tax issued on January 15, 2019, we expect our liability for unrecognized tax benefits to decrease by approximately $20.2 million in the first quarter of 2019. We also believe it is reasonably possible that in the next 12 months due to expiration of statute of limitation that the amount of the liability for unrecognized tax benefits could further decrease by approximately $1.5 million, of which $0.6 million is indemnified by Grace. Unrecognized tax benefits represent a potential future cash outlay. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for this liability since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain. Please refer to Note 7, "Income Taxes", in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on our unrecognized tax benefit.
The letters of credit of approximately $5.0 million are related primarily to customer advances and other performance obligations as of December 31, 2018. Please refer to Note 10, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary

Data" of this Annual Report on Form 10‑K for further information on guarantees, indemnification obligations and financial assurances, none of which were material at December 31, 2018.
Off-Balance-Sheet Arrangements
As of December 31, 2018, we had no significant off-balance-sheet arrangements other than guarantees, indemnification obligations and financial assurances which are described in Note 10, "Commitments and Contingent Liabilities," to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K. These arrangements are not material to our overall financial condition, results of operations, liquidity and capital resources, as well as market risk support or credit risk support.
Employee Benefit Plans
Defined Contribution Retirement Plan
We have a defined contribution retirement plan for GCP employees in the U.S. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. This plan is qualified under section 401(k) of the U.S. tax code. We incurred costs for this plan totaling $4.6 million, $4.8 million, and $4.1 million for the years ended December 31, 2018, 2017, and 2016 respectively.
Defined Benefit Pension Plans
We sponsor defined benefit pension plans for our employees in the U.S., the U.K. and a number of other countries. We also fund government-sponsored programs in other countries in which we operate. A portion of our defined benefit pension plans are advance-funded, and others are pay-as-you-go. The advance-funded plans are administered by trustees who direct the management of plan assets and arrange to have obligations paid when due. Our most significant advance-funded plans cover current and former salaried employees in the U.K. and certain of our U.S. employees who are covered by collective bargaining agreements. Our U.S. advance-funded plans are qualified under the U.S. tax code.
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $22.5 million as of December 31, 2018, and the overfunded status is reflected as "Overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $24.2 million as of December 31, 2018. Additionally, we have several plans that are funded on a pay-as-you-go basis; and therefore, the entire PBO of $26.9 million at December 31, 2018 is unfunded. The combined balance of the underfunded and unfunded plans was $49.4 million as of December 31, 2018. This amount is presented as $1.3 million in "Other current liabilities" and $48.1 million in "Underfunded and unfunded defined benefit pension plans" on the Consolidated Balance Sheets.
Based on the U.S. advance-funded plans' status as of December 31, 2018, there were no minimum required payments under ERISA. We made accelerated contributions to the trusts that hold assets of the U.S. qualified pension plans of $40.0 million and $1.0 million, respectively, in 2017 and 2016. We made no contributions to these plans in 2018. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $5.0 million, $3.4 million and $5.9 million, respectively, to the non-U.S. pension plans in 2018, 2017 and 2016. The increase of $1.6 million during 2018 as compared to 2017 was primarily due to a $2.9 million discretionary contribution to a pension plan in Brazil.
Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further discussion on our pension and other postretirement benefit plans.
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
Venezuela
On July 3, 2017, we deconsolidated our GCP Venezuela subsidiary and recognized a corresponding pre-tax charge of $36.7 million. Such charge was reflected in “Loss in Venezuela” in the Consolidated Statements of Operations and primarily related to the recognition of unfavorable currency translation adjustments of $33.4 million for periods prior to January 1, 2010. In the periods subsequent to the deconsolidation, we began accounting for GCP Venezuela using the cost method and we no longer included the operating results of the Venezuela subsidiary in our consolidated financial results. During 2017, GCP Venezuela contributed net sales of $6.2 million and operating income of $3.2 million within continuing operations.
During 2018 we sold the remaining SCC operations within our Venezuela subsidiary. Both the proceeds from the sale and the loss on the sale did not have a material impact to the Consolidated Financial Statements. As of December 31, 2018, the remaining operations in GCP Venezuela represent the Darex operations expected to be sold to Henkel within the next 12 months under the delayed close arrangement. The remaining investment in GCP Venezuela is classified as held for sale within the Company's Consolidated Balance Sheets as of December 31, 2018 and 2017 and is not material.
Argentina
As of June 30, 2018, we concluded that Argentina is a highly inflationary economy since the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation currently exceed 100%. As a result, we began accounting for our operations in Argentina as a highly inflationary economy starting with July 1, 2018.
Effective July 1, 2018, the functional currency of our subsidiary operating in Argentina became the U.S. dollar and all remeasurement adjustments after the effective date are reflected in our results operations in the Consolidated Statements of Operations. During 2018, we incurred losses of $1.1 million, which are included in "Other (income) expense, net" in the Consolidated Statement of Operations, related to the remeasurement of these monetary net assets. During 2018, net sales generated by the Argentina subsidiary were not material to our consolidated net sales. Monetary net assets denominated in local currency within our Argentina subsidiary were not material to our consolidated total assets as of December 31, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, as well as related disclosures of contingent assets and liabilities within the Consolidated Financial Statements. Changes in estimates are recognized in the period in which they are identified. We believe that our accounting estimates are appropriate and the related balances included within the Consolidated Financial Statements are reasonable. Actual amounts could differ from the initial estimates which may require adjustments in future periods that could have a material impact on our financial condition and results of operations. A description of our accounting policies is included in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Form 10‑K.
We believe that the assumptions and estimates associated with the critical accounting policies and estimates described in this section involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. An accounting estimate is considered critical if management is required to make assumptions and judgments about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate are reasonably likely to occur from period to period that could have a material impact on our financial condition or results of operations. As part of our disclosure controls and procedures, management has discussed the development, selection and disclosure of the critical accounting estimates with the Audit Committee of the GCP Board of Directors.

Contingent Liabilities
Contingent liabilities may arise from circumstances, such as legal disputes, environmental remediation, product liability and warranty claims, material commitments and income taxes. We establish liabilities for loss contingencies associated with these matters when we determine that it is probable that a liability has been incurred and its amount can be reasonably estimated. We base our assessment of probabilities on the facts and circumstances known at the time the financial statements are prepared. If we determine that a loss is probable, but only an estimated range of the potential loss amount exists, we record a liability equal to the minimum amount of the range and make subsequent adjustments, if necessary, as further information becomes available. Please refer to Item 3, "Legal Proceedings" and Note 10, "Commitments and Contingent Liabilities" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Form 10‑K for further information on contingent liabilities.
Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the excess of purchase price over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets consist primarily of purchased technology, trademarks and trade names.
We review our goodwill and indefinite-lived intangible assets for impairment annually, and whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. We assess goodwill for impairment at the reporting unit level, which we define as Specialty Construction Chemicals and Specialty Building Materials, by performing either a qualitative evaluation or a quantitative test.
Application of the goodwill impairment assessment requires judgment based on market and operational conditions at the time of the assessment. We first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If we determine, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative goodwill impairment test by comparing these amounts. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of impairment loss, if any, is measured based upon the implied fair value of goodwill at the valuation date. Goodwill is deemed to be impaired when its carrying amount exceeds its implied fair value.
Fair value of each reporting unit is determined using a combined weighted average of the income-based approach and the market-based approach. In applying the income-based approach, the fair value of each reporting unit is determined in accordance with a discounted projected cash flow valuation model based on the estimated projected future cash flows and terminal value discounted at a rate which reflects the weighted average costs of capital. The inputs and assumptions that are most likely to impact the reporting unit's fair value include the discount rate, long-term sales growth rates and forecasted operating margins. In applying the market-based approach, we determine the reporting unit’s business enterprise fair value based on inputs and assumptions related to average revenue multiples and EBITDA multiples derived from our peer group which are weighted and adjusted for size, risk and growth of the individual reporting unit. Changes in these estimates and assumptions or a continued decline in general economic conditions could change our conclusions regarding goodwill impairment and potentially result in a non-cash impairment loss recognized in our results of operations in future periods.
Indefinite-lived intangible assets are assessed for impairment by performing either a qualitative evaluation or a quantitative test which requires judgment based on market and operational conditions at the time of the assessment. We first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If we determine, based on this assessment, that it is more likely than not that the asset is impaired, we perform a quantitative impairment test by comparing the asset's fair value with its carrying value. No impairment loss is recognized if the fair value exceeds the carrying value. However, if the carrying value of the indefinite-lived intangible asset exceeds its fair value, the amount of such excess is recognized as an impairment loss and the asset's carrying value is written down to its fair value.

Fair value of the indefinite-lived intangible assets is determined based on a relief-from-royalty valuation method. The inputs and assumptions that are most likely to impact the intangible assets' fair value include the discount rate, royalty rate and long-term sales growth rates.
We performed our annual impairment assessment related to goodwill and the indefinite-lived intangible assets as of October 31, 2018. We determined, based upon the results of our qualitative assessments, that it was not likely that the fair values of the reporting units and the indefinite-lived intangible assets were less than their carrying amounts. As such, we did not perform quantitative assessments as a part of the impairment test and did not recognize impairment losses as a result of our analysis. We last performed a quantitative assessment as part of the impairment test in 2017, and the fair value of our reporting units was significantly in excess of their carrying values. If events occur or circumstances change that would more likely than not reduce the fair values of the reporting units and the indefinite-lived intangible assets below their carrying values, goodwill and the indefinite-lived intangible assets will be evaluated for impairment between annual tests. There were no impairment charges recognized during any of the periods presented in the Consolidated Statements of Operations.
Pension and Other Postretirement Benefits Expenses and Liabilities
We sponsor defined benefit pension plans for our employees in the United States, the United Kingdom, and a number of other countries, and fund government-sponsored programs in other countries where we operate. Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Form 10‑K and "Employee Benefit Plans" section presented above for a detailed discussion of our pension plans and other postretirement benefit plans.
In order to estimate our pension and other postretirement benefits expenses and liabilities, we select from a range of possible assumptions derived from participant demographics, past experiences and market indices. These assumptions are updated annually and primarily include discount rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase. The independent actuaries review our assumptions for reasonableness and use such assumptions to calculate our estimated liability and future pension expense. We review the actuarial reports for reasonableness and adjust our expenses, assets and liabilities to reflect the amounts calculated in the actuarial reports.
The two key assumptions used in determining our pension benefit obligations and pension expense are the discount rate and expected return on plan assets. Our most significant pension assets and pension liabilities are related to U.S. and U.K. pension plans.
The assumed discount rates for pension plans reflect currently available market rates for high-quality corporate bonds. For the U.S. pension plans, the assumed weighted average discount rate was selected in consultation with our independent actuaries based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For the U.K. pension plan, the assumed weighted average discount rate was selected in consultation with our independent actuaries based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan.
We selected the expected return on plan assets for the U.S. qualified pension plans for 2018 in consultation with our independent actuaries using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results. For the expected return on plan assets for the U.K. pension plan, we considered the trustees' strategic investment policy together with long-term historical returns and investment community forecasts for each asset class.
Income Taxes
We are a global enterprise with operations in over 30 countries. This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability. Please refer to Note 7, "Income Taxes," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Form 10‑K for additional details regarding our estimates used in accounting for income tax matters including unrecognized tax benefits.

We recognize the tax benefit from an unrecognized tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. We measure tax benefits in our financial statements from such position as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.
We record a liability for unrecognized tax benefits when it is more likely than not that a tax position we have taken will not be sustained upon audit. We evaluate such likelihood based on relevant facts and tax law. We adjust our recorded liability for income tax matters due to changes in circumstances or new uncertainties, such as amendments to existing tax law. Our ultimate tax liability depends upon many factors, including negotiations with taxing authorities in the jurisdictions in which we operate, outcomes of tax litigation and resolution of disputes arising from federal, state, and foreign tax audits. Due to the varying tax laws in each jurisdiction, management, with the assistance of local tax advisers on an as needed basis, assesses individual matters in each jurisdiction on a case-by-case basis. We research and evaluate our income tax positions, including the reasons we believe they are compliant with income tax regulations. Such positions are documented as appropriate.
Deferred income taxes result from the differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when such changes are enacted. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established.
At December 31, 2018 and 2017, we recorded a valuation allowance of $18.5 million and $23.9 million respectively, to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. We believe it is more likely than not that deferred tax assets, net of valuation allowances will be realized. If we were to determine that we would not be able to realize in the future a portion of our deferred tax assets for which currently there is no valuation allowance, an adjustment to the deferred tax assets would be recognized as a reduction of earnings during the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that we will realize in the future deferred tax assets for which there is currently a valuation allowance, the related valuation allowance would be reduced and a benefit would be recognized in earnings during the period such determination was made.
Stock-Based Compensation
We grant equity awards to certain key employees which include stock options, restricted share units (“RSUs”) and performance-based units (“PBUs”) with or without market conditions in accordance with provisions of the GCP Applied Technologies Inc. Equity and Incentive Plan (the "Plan"), as amended and restated on February 28, 2017.
We estimate the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, for each separately vesting portion of the award over the employee’s requisite service period. We use the Black-Scholes option pricing model for determining the fair value of stock options granted and the Monte Carlo simulation model to estimate the fair value of PBUs with market conditions, both of which require management to make significant judgments and estimates regarding participant activity and market results. The use of different assumptions and estimates could have a material impact on the estimated fair value of these awards and the related stock-based compensation expense recognized during each period. The inputs and assumptions used in determining fair values of equity awards are the expected life, expected volatility, risk-free interest rate, expected dividend yield and correlation coefficient.
We make estimates of the expected forfeiture rate and recognize stock-based compensation expense during each reporting period based on the number of equity awards expected to vest which requires significant judgment. Stock-based compensation expense is adjusted as changes are made to the estimated forfeiture rate based on actual forfeiture activity during the vesting period. We consider many factors in developing estimated forfeiture rates, including voluntary termination behavior and future workforce reduction programs. Estimated forfeitures are trued up to actual forfeitures as each equity award vests.
We make estimates related to the likelihood of achieving performance goals for PBUs that vest upon the satisfaction of these goals. The number of shares ultimately provided to employees who received a PBU grant will be based on the level of achievement of these Company targets. PBUs are remeasured during each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards. PBUs granted in 2016 are based on a three-year cumulative adjusted earnings per share measure. PBUs granted in 2017 and 2018 are based on a three-year cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company's total shareholder return relative to the performance of the Russell 3000 Index. As a result, these awards are subject to volatility until the payout is determined at the end of the performance period.
Acquisitions
We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgment is used in determining fair values of assets acquired and liabilities assumed, including definite-lived intangible assets and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, customer relationship attrition rates, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating the purchase price based on acquisition date fair values to assets acquired and liabilities assumed, as well as our current and future operating results. Actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within our operating results. Changes in the fair value of a contingent consideration liability resulting from a change in the underlying inputs are recognized in our operating results until such liability is settled.
Recent Accounting Pronouncements
Effective January 1, 2018, we adopted Accounting Standard Update (the "ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The impact of this adoption was deemed immaterial to our net sales, income from continuing operations before income taxes, loss from continuing operations, and net income during 2018. For a summary of recently issued accounting pronouncements applicable to our Consolidated Financial Statements which is incorporated here by reference, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this Form 10‑K.

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
Currency Exchange Rate Risk
We operate in over 30 countries, and, as a result, our results of operations are exposed to changes in currency exchange rates. We minimize exposure to these changes by matching revenue streams in volatile currencies with expenditures in the same currencies using currency forward contracts or swaps. However, we do not have a policy of hedging all exposures, as management does not believe that such a level of hedging would be cost-effective. We do not hedge translation exposures that are not expected to affect cash flows in the near-term.
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
Interest Rate Risk
As of December 31, 2018 and 2017, approximately $11 million and $23 million, respectively, of our borrowings were at variable interest rates. As a result, we are subject to interest rate risk. A 100 basis point increase in the interest rates payable on our variable rate debt as of December 31, 2018 and 2017 would increase our annual interest expense by approximately $0.1 million and $0.2 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
___________________________________________________________
The Financial Statement Schedule II should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GCP Applied Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GCP Applied Technologies Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded RIW Limited from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded RIW Limited from our audit of internal control over financial reporting. RIW Limited is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 27, 2019

We have served as the Company’s auditor since 2015.

GCP Applied Technologies Inc. Consolidated Statements of Operations
	Year Ended December 31,
(In millions, except per share amounts)	2018	2017	2016
Net sales	$1,125.4	$1,084.4	$1,046.5
Cost of goods sold	715.5	667.3	628.9
Gross profit	409.9	417.1	417.6
Selling, general and administrative expenses	289.1	296.5	266.3
Research and development expenses	20.2	20.0	18.4
Interest expense and related financing costs	92.4	70.2	65.8
Repositioning expenses	9.6	9.8	15.3
Restructuring expenses and asset impairments	14.8	13.5	1.9
Loss in Venezuela	—	38.3	—
Other (income) expense, net	(26.7)	(2.9)	14.6
Total costs and expenses	399.4	445.4	382.3
Income (loss) from continuing operations before income taxes	10.5	(28.3)	35.3
Provision for income taxes	(26.3)	(82.1)	(6.7)
(Loss) income from continuing operations	(15.8)	(110.4)	28.6
Income from discontinued operations, net of income taxes	31.3	664.3	45.2
Net income	15.5	553.9	73.8
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)	(1.0)
Net income attributable to GCP shareholders	$15.2	$553.4	$72.8
Amounts Attributable to GCP Shareholders:
(Loss) income from continuing operations attributable to GCP shareholders	$(16.1)	$(110.9)	$27.6
Income from discontinued operations, net of income taxes	31.3	664.3	45.2
Net income attributable to GCP shareholders	$15.2	$553.4	$72.8
(Loss) Earnings Per Share Attributable to GCP Shareholders:
Basic (loss) earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.22)	$(1.55)	$0.39
Income from discontinued operations, net of income taxes	$0.43	$9.29	$0.64
Net income attributable to GCP shareholders(1)	$0.21	$7.74	$1.03
Weighted average number of basic shares	72.1	71.5	70.8
Diluted (loss) earnings per share:(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.22)	$(1.55)	$0.38
Income from discontinued operations, net of income taxes	$0.43	$9.29	$0.63
Net income attributable to GCP shareholders(1)	$0.21	$7.74	$1.02
Weighted average number of diluted shares	72.1	71.5	71.7
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect is only applicable to the years during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc. Consolidated Balance Sheets

(In millions, except par value and shares)	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$326.1	$721.5
Trade accounts receivable (net of allowances of $5.8 million and $5.7 million, respectively)	198.6	217.1
Inventories, net	110.5	106.3
Other current assets	44.6	48.6
Current assets held for sale	3.4	19.7
Total Current Assets	683.2	1,113.2
Properties and equipment, net	225.1	216.6
Goodwill	207.9	198.2
Technology and other intangible assets, net	89.0	91.8
Deferred income taxes	25.5	30.2
Overfunded defined benefit pension plans	22.5	26.4
Other assets	28.0	23.8
Non-current assets held for sale	0.7	$2.8
Total Assets	$1,281.9	$1,703.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$10.6	$24.0
Accounts payable	121.4	134.8
Other current liabilities	145.5	316.2
Current liabilities held for sale	—	7.8
Total Current Liabilities	277.5	482.8
Debt payable after one year	346.1	520.3
Income taxes payable	37.7	58.3
Deferred income taxes	12.4	14.7
Unrecognized tax benefits	62.8	42.4
Underfunded and unfunded defined benefit pension plans	48.1	57.1
Other liabilities	15.5	35.1
Non-current liabilities held for sale	0.4	0.3
Total Liabilities	800.5	1,211.0
Commitments and Contingencies - Note 10
Stockholders' Equity
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,176,324 and 71,754,344, respectively	0.7	0.7
Paid-in capital	39.6	29.9
Accumulated earnings	563.9	548.7
Accumulated other comprehensive loss	(120.0)	(85.7)
Treasury stock	(4.8)	(3.4)
Total GCP Stockholders' Equity	479.4	490.2
Noncontrolling interests	2.0	1.8
Total Stockholders' Equity	481.4	492.0
Total Liabilities and Stockholders' Equity	$1,281.9	$1,703.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income	$15.5	$553.9	$73.8
Other comprehensive (loss) income:
Defined benefit pension and other postretirement plans, net of income taxes	(2.6)	0.3	—
Currency translation adjustments	(31.8)	61.7	(19.9)
Gain (loss) from hedging activities, net of income taxes	0.1	(0.1)	—
Other comprehensive income attributable to noncontrolling interests	—	—	0.2
Total other comprehensive (loss) income	(34.3)	61.9	(19.7)
Comprehensive (loss) income	(18.8)	615.8	54.1
Less: Comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)	(1.0)
Comprehensive (loss) income attributable to GCP shareholders	$(19.1)	$615.3	$53.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Earnings / (Deficit)	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity (Deficit)
Balance, December 31, 2015	—	$—	—	$—	$—	$—	$598.3	$(127.7)	$3.5	$474.1
Net income	—	—	—	—	—	65.6	7.2	—	1.0	73.8
Net transfer to parent	—	—	—	—	—	—	(675.1)	—	—	(675.1)
Issuance of common stock and reclassification of net parent investment in connection with Separation	70.5	0.7	—	—	—	(70.3)	69.6	—	—	—
Issuance of common stock in connection with stock plans(1)	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6.4	—	—	—	—	6.4
Exercise of stock options	0.6	—	—	—	4.6	—	—	—	—	4.6
Treasury stock purchased under GCP 2016 Stock Incentive Plan	—	—	0.1	(2.1)	—	—	—	—	—	(2.1)
Other comprehensive (loss) income	—	—	—		—	—	—	(19.9)	0.2	(19.7)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, December 31, 2016	71.2	$0.7	0.1	$(2.1)	$11.0	$(4.7)	$—	$(147.6)	$3.7	$(139.0)
Net income	—	—	—	—	—	553.4	—	—	0.5	553.9
Issuance of common stock in connection with stock plans(1)	0.1	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8.6	—	—	—	—	8.6
Exercise of stock options	0.6	—	—	—	8.6	—	—	—	—	8.6
Share repurchases(2)	—	—	—	(1.3)	—	—	—	—	—	(1.3)
Other comprehensive income	—	—	—	—	—	—		61.9	—	61.9
Other changes to additional paid in capital(3)	—	—	—	—	1.7	—	—	—	—	1.7
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(2.4)	(2.4)
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$—	$(85.7)	$1.8	$492.0
Net income	—	—	—	—	—	15.2		—	0.3	15.5
Issuance of common stock in connection with stock plans(1)	0.2	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4.2	—	—	—	—	4.2
Exercise of stock options	0.3	—	—	—	5.5	—	—	—	—	5.5
Share repurchases(2)	—	—	0.1	(1.4)	—	—	—	—	—	(1.4)
Other comprehensive loss	—	—	—	—	—	—		(34.3)	—	(34.3)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.9	$—	$(120.0)	$2.0	$481.4
______________________________
(1)    The par value of shares issued is not included in the table due to rounding.

(2)
During the years ended December 31, 2018 and 2017, GCP withheld and retained approximately 45,100 and 47,000 shares, respectively, of Company common stock in a non-cash transaction with a cost of $1.4 million and $1.3 million, respectively, in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. The number of shares repurchased during the year ended December 31, 2017 is not included in the table above due to rounding. During the years ended December 31, 2018 and 2017, payments for tax withholding obligations related to employee equity awards were $1.4 million and $1.3 million, respectively.

(3)    During 2017, GCP assumed certain net pension assets in accordance with the final division of the Grace plan.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc. Consolidated Statements of Cash Flows
	Year Ended December 31,
(In millions)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$15.5	$553.9	$73.8
Less: Income from discontinued operations	31.3	664.3	45.2
(Loss) income from continuing operations	(15.8)	(110.4)	28.6
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	42.0	36.8	29.8
Amortization of debt discount and financing costs	1.6	2.7	2.8
Unrealized loss on foreign currency	0.6	2.0	—
Stock-based compensation expense	3.7	8.5	6.6
Gain on termination and curtailment of pension and other postretirement benefit plans	(0.2)	(6.6)	(0.8)
Currency and other losses in Venezuela	—	40.1	3.0
Deferred income taxes	3.2	70.9	(17.7)
Loss on debt refinancing	59.8	—	—
(Gain) loss on disposal of property and equipment	(0.9)	(0.3)	0.9
Loss on sale of product line	—	2.1	—
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	9.3	(45.1)	(10.4)
Inventories	(7.8)	(11.3)	(4.3)
Accounts payable	(9.7)	30.9	5.7
Pension assets and liabilities, net	(7.0)	(26.0)	21.5
Other assets and liabilities, net	(3.4)	4.7	10.1
Net cash provided by (used in) operating activities from continuing operations	75.4	(1.0)	75.8
Net cash (used in) provided by operating activities from discontinued operations	(133.0)	(34.1)	52.1
Net cash (used in) provided by operating activities	(57.6)	(35.1)	127.9
INVESTING ACTIVITIES
Capital expenditures	(55.0)	(45.0)	(40.9)
Businesses acquired, net of cash acquired	(29.5)	(121.2)	(47.0)
Proceeds from sale of product line	—	2.9	—
Other investing activities	(2.4)	2.4	1.6
Net cash used in investing activities from continuing operations	(86.9)	(160.9)	(86.3)
Net cash provided by (used in) investing activities from discontinued operations	0.1	1,043.1	(4.4)
Net cash (used in) provided by investing activities	(86.8)	882.2	(90.7)
FINANCING ACTIVITIES
Borrowings under credit arrangements	56.3	122.8	321.1
Repayments under credit arrangements	(69.6)	(419.5)	(32.9)
Proceeds from issuance of long term note obligations	350.0	—	525.0
Repayments of long term note obligations	(578.3)	—	—
Cash paid for debt financing costs	(6.9)	—	(18.2)
Payments of tax withholding obligations related to employee equity awards	(1.4)	(1.3)	(2.1)
Proceeds from exercise of stock options	5.5	8.0	4.3
Noncontrolling interest dividend	(0.1)	(2.0)	(1.0)
Transfers to parent, net	—	—	(758.7)
Other financing activities	(2.8)	—	—
Net cash (used in) provided by financing activities from continuing operations	(247.3)	(292.0)	37.5
Net cash provided by (used in) financing activities from discontinued operations	—	1.1	(5.8)
Net cash (used in) provided by financing activities	(247.3)	(290.9)	31.7
Effect of currency exchange rate changes on cash and cash equivalents	(3.7)	2.0	(4.2)
(Decrease) increase in cash and cash equivalents	(395.4)	558.2	64.7
Cash and cash equivalents, beginning of period	721.5	163.3	98.6
Cash and cash equivalents, end of period	326.1	721.5	163.3
Less: Cash and cash equivalents of discontinued operations	—	—	16.3
Cash and cash equivalents of continuing operations, end of period	$326.1	$721.5	$147.0
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$23.1	$11.2	$24.4
Cash paid for interest on note and credit arrangements	$46.3	$59.6	$39.3

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
Basis of Presentation
The accompanying Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries, except as noted below with respect to the Company's Venezuela subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States ("GAAP") and with the instructions to Form 10-K.
Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as held for sale in the Consolidated Balance Sheets as of December 31, 2018 and 2017, as discussed further in Note 18, "Discontinued Operations". Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
Unless otherwise noted, the information throughout the Notes to the Consolidated Financial Statements pertains only to the continuing operations of GCP. Please refer to Note 18, "Discontinued Operations" for further discussion of discontinued operations.
Deconsolidation of Venezuelan Operations
Prior to July 3, 2017, the Company included the results of its Venezuelan operations (“GCP Venezuela”) in the Consolidated Financial Statements using the consolidation method of accounting. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted GCP Venezuela’s ability to pay dividends and meet obligations denominated in U.S. dollars. These exchange regulations, combined with other regulations, have constrained availability of raw materials and have significantly limited GCP Venezuela’s ability to maintain normal production. As a result of these conditions, combined with the loss of scale in Venezuela resulting from the sale of the Company’s Darex-related operations and assets in Venezuela, GCP deconsolidated its Venezuelan operations as of July 3, 2017 in accordance with provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. During the year ended December 31, 2017, GCP recognized a pre-tax loss of $36.7 million which is included in “Loss in Venezuela” in the Consolidated Statements of Operations. The loss is primarily related to the recognition of unfavorable cumulative translation adjustments of $33.4 million associated with the Venezuelan business.
Subsequent to the deconsolidation, the Company began accounting for GCP Venezuela using the cost method of accounting in accordance with which the Company's financial results no longer include the operating results of GCP Venezuela. The Company records cash and recognizes income from its Venezuelan operations in the Consolidated Financial Statements to the extent GCP is paid for inventory sold to or dividends are received from GCP Venezuela.

Notes to Consolidated Financial Statements (Continued)

During the three months ended December 31, 2018, the Company sold its remaining SCC operations within its Venezuela subsidiary. Both the proceeds from the sale and the loss on the sale did not have a material impact to the Consolidated Financial Statements. As of December 31, 2018, the remaining operations within GCP Venezuela represent the Darex operations expected to be sold to Henkel within the next 12 months under a delayed close arrangement. The remaining investment in GCP Venezuela is classified as held for sale within the Company's Consolidated Balance Sheets as of December 31, 2018 and 2017 and is not material.
Separation from Grace
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
Subsequent to the Separation, Grace continued providing to GCP certain general corporate services related to finance, information technology, human resources and other services under a transition services agreement which remained in place for a period of 18 months from the Separation. During the year ended December 31, 2017, the activities related to the transition services agreement were complete. Please refer to Note 13, "Related Party Transactions" for further information on the transition services agreement between GCP and Grace.
Subsequent to the Separation, Grace no longer represents a related party of the Company. All transactions between GCP and Grace have been included in these Consolidated Financial Statements.
Noncontrolling Interests
GCP conducts certain business through joint ventures with unaffiliated third parties. GCP consolidates the results of joint ventures in which it has controlling financial interest in the Consolidated Financial Statements. GCP reduces its consolidated net income (loss) by the amount of net income attributable to noncontrolling interests.
Summary of Significant Accounting and Financial Reporting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. Actual results could differ from these estimates.
GCP's accounting measurements that are most affected by management's estimates related to future events are as follows:

•
Goodwill and indefinite-lived intangible assets, which are subject to an impairment assessment on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce their fair values below carrying values. Such impairment assessment requires judgment based on market and operational conditions at the time it is conducted since it is based on estimates and assumptions related to determining fair values of reporting units and indefinite-lived intangible assets, including future expected cash flow projections, discount and royalty rates, as well as long term sales growth rate forecasts (please refer to Note 5, "Goodwill and Other Intangible Assets");

•	Realization values of net deferred tax assets which depend on projections of future taxable income (please refer to Note 7, "Income Taxes");

Notes to Consolidated Financial Statements (Continued)

•
Contingent liabilities, which depend on an assessment of the probability of loss occurrence and an estimate of ultimate resolution cost, that may arise from circumstances such as legal disputes, environmental remediation, product liability claims, material commitments (please refer to Note 10, "Commitments and Contingencies") and income taxes (please refer to Note 7, "Income Taxes");

•
Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and return on plan assets (please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans");

•
Fair values of assets acquired and liabilities assumed in a business combination recognized based on the purchase method of accounting, including definite-lived intangible assets and their useful lives. Such fair value estimates depend on assumptions related to future expected cash flow projections, customer attrition rates, royalty cost savings, and appropriate discount rates used in computing present values (please refer to Note 17, "Acquisitions and Dispositions"); and

•
Stock-based compensation expense which requires making estimates of fair value of equity awards issued at the grant date, as well as expected forfeiture rates and awards expected to vest. Such estimates require significant judgment since they are based on the assumptions related to participant activity, market results and employee voluntary termination behavior. Additionally, the Company makes estimates related to the likelihood of achieving performance goals for performance-based units (the "PBUs") that vest upon the satisfaction of these goals. PBUs are remeasured during each reporting period based on the expected payout of the award. As a result, stock-based compensation expense related to these awards is subject to volatility until the payout is determined at the end of the performance period (please refer to Note 14, "Stock Incentive Plans").

Acquisitions
The Company accounts for business acquisitions that meet the definition of a business combination using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration transferred in a business combination, including any contingent consideration, is allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed. Acquisitions that do not meet the definition of a business combination are accounted for as asset acquisitions, and the purchase price is allocated to the net assets acquired based on their relative fair values without recognizing goodwill.
Significant judgments are used in determining fair values of assets acquired and liabilities assumed. Fair value and intangible asset useful life determinations are based on, among other factors, estimates of future expected cash flows, customer attrition rates, royalty cost savings, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating the purchase price to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.
Operating Segments
GCP reports financial results of each of its operating segments that engage in business activities that generate revenues and expenses. Operating segments represents GCP's operations that engage in business activities for which discrete financial information is available and regularly reviewed by GCP's chief operating decision maker in deciding how to allocate resources and assess the segments' performance.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid instruments with original maturities of three months or less that are readily convertible to known amounts of cash. The recorded amounts approximate fair value. As of December 31, 2018 cash equivalents were approximately $111.2 million and consisted primarily of

Notes to Consolidated Financial Statements (Continued)

Bank Certificate of Deposits which were classified within Level 2 of the fair value hierarchy because they are not actively traded. Cash equivalents were immaterial as of December 31, 2017.
Accounts Receivable, Allowance for Doubtful Accounts
Trade accounts receivable include amounts billed and currently due from customers. The amounts due are stated at their estimated net realizable value. The Company maintains an allowance for doubtful accounts to recognize the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company reviews its allowance for doubtful accounts on a quarterly basis and adjusts the balance based on the Company’s estimates of the receivables’ recoverability in the period the changes in estimates occur and become known. Accounts receivable balances are written off against the allowance for doubtful accounts when the Company determines that the balances are not recoverable. Provisions for doubtful accounts are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, allowance for doubtful accounts was $5.8 million and $5.7 million, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value. Costs are determined on a first-in, first-out ("FIFO") basis and include direct and certain indirect costs of materials and production. GCP provides allowances for excess, obsolete or damaged inventories based on their expected selling price, net of completion and disposal costs. Abnormal costs of production are expensed as incurred.
Contract Assets and Contract Liabilities
Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance customer payments and billings for revenue not meeting the criteria to be recognized and/or in excess of costs incurred. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of December 31, 2018 and 2017. Additionally, the amounts recorded in the Statements of Operations for the years ended December 31, 2018 and 2017 related to changes in the contract assets and liabilities during the periods were not material.
Costs to Obtain a Contract
GCP pays external sales agents certain commissions based on actual customer sales and has determined that such amounts represent incremental costs incurred in obtaining such customer contracts. The performance obligations associated with these costs are satisfied at a point in time and accordingly the amortization period of such costs is less than one year. The Company expenses these costs as incurred in accordance with the practical expedient that allows for such treatment, as prescribed by ASC Topic 340-40, Costs to obtain or fulfill a contract. Such costs were not material during the year ended December 31, 2018.
Long-Lived Assets
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation expense for properties and equipment is computed using the straight-line method and charged to results of operations to allocate the cost of the assets over their estimated useful lives. Estimated useful lives for properties and equipment range from: (i) 20 to 40 years for buildings, (ii) 3 to 7 years for information technology equipment, (iii) 3 to 10 years for operating machinery and equipment and (iv) 5 to 10 years for furniture and fixtures. Interest costs are capitalized as part of the historical cost of acquiring properties and equipment that constitute major project expenditures and require a period of time to get them ready for their intended use. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. Cost of disposed assets, net of accumulated depreciation, are derecognized upon their retirement or at the time of disposal, and the corresponding amount, net of any proceeds from disposal, is reflected in the Company's results of operations. Costs related to legal obligations associated with asset retirements, such as restoring a site to its original condition, are recognized as liabilities and corresponding assets at amounts equal to the net present value of estimated future cash flows that will be required to settle such liabilities. Capitalized asset costs are depreciated over the related asset's estimated useful life.

Notes to Consolidated Financial Statements (Continued)

Intangible assets with finite lives consist of technology, customer relationships, trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 1 to 20 years. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, customer attrition rates, royalty cost savings and appropriate discount rates used in computing present values.
GCP reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on indicators of impairment. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the Company determines that indicators of potential impairment are present, it assesses the recoverability of a long-lived asset group by comparing the sum of its undiscounted future cash flows to its carrying value. The future cash flow period is based on the future service life of the primary asset within the long-lived asset group. If the carrying value of the long-lived asset group exceeds its future cash flows, the Company determines fair values of the individual net assets within the long-lived asset group to assess for potential impairment. If the aggregate fair values of the individual net assets of the group are less than their carrying values, an impairment loss is recognized for an amount in excess of the group’s aggregate carrying value over its fair value. The loss is allocated to the assets within the group based on their relative carrying values, with no asset reduced below its fair value.
During the years ended December 31, 2018 and 2017, the Company recorded impairment charges of $4.5 million and $1.2 million, respectively, related to GCP's 2018 and 2017 Restructuring and Repositioning Plans. Please refer to Note 11, "Restructuring Expenses, Asset Impairments and Repositioning Expenses" for further information on impairment charges recognized during the years ended December 31, 2018 and 2017. There were no impairment charges recognized during the year ended December 31, 2016.
Goodwill
Goodwill arises from certain business combinations and represents the excess of a purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired. GCP reviews its goodwill for impairment at the reporting unit level on an annual basis, or more often if impairment indicators are present based on events or changes in circumstances indicating that the carrying amount of goodwill may not be fully recoverable. Recoverability is assessed at the reporting unit level which is most directly associated with the business combination that resulted in the recognition of the goodwill. For the purpose of the goodwill impairment assessment based on the provisions of ASC 350, Intangibles—Goodwill and Other ("ASC 350"), GCP has determined that it has two reporting units which are its operating segments.
In accordance with ASC 350, the Company first assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, it performs a quantitative goodwill impairment test by comparing these amounts. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount of impairment loss, if any, is measured based upon the implied fair value of goodwill as of the valuation date. Goodwill is deemed to be impaired when its carrying amount exceeds its implied fair value.
Fair value of a reporting unit is determined using a combined weighted average of a market-based approach (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing discounted projected cash flows model). In applying the income-based approach, the fair value of each reporting unit is determined in accordance with the discounted projected cash flow valuation model based on the estimated projected future cash flows and terminal value discounted at the rate which reflects the weighted average costs of capital. The inputs and assumptions that are most likely to impact the reporting unit's fair value include the discount rate, long-term sales growth rates and forecasted operating margins. In applying the market-based approach, GCP determines the reporting unit’s business enterprise fair value based on inputs and assumptions related to average revenue multiples and earnings before interest, tax, depreciation and amortization multiples derived from its peer group which are weighted and adjusted for size, risk and growth of the individual reporting unit.

Notes to Consolidated Financial Statements (Continued)

Application of the goodwill impairment assessment requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different estimates and assumptions of forecasted long-term sales growth rates, operating margins, future cash flows, weighted average cost of capital discount rate, as well as peer company multiples used in the valuation models could result in different estimates of the reporting unit’s fair value as of each testing date. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market values. Future business conditions could differ materially from the projections made by management which could result in additional adjustments and impairment charges.
GCP performed its annual impairment test as of October 31, 2018 for the two reporting units and, based upon the results of the qualitative assessment, determined that it was not likely that their fair values were less than their carrying amounts. As such, the Company did not perform the two-step goodwill impairment test and did not recognize impairment losses as a result of its analysis. If events occur or circumstances change that would more likely than not reduce the fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. There were no goodwill impairment charges recognized in any of the periods presented in the Consolidated Statements of Operations.
Indefinite-Lived Intangible Assets
GCP reviews its indefinite-lived intangible assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Indefinite-lived intangible assets are tested for impairment by performing either a qualitative evaluation or a quantitative test which requires judgment based on market and operational conditions at the time of the evaluation. GCP first assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that indefinite-lived intangible assets are impaired. If GCP determines, based on this assessment, that it is more likely than not that the assets are impaired, it perform a quantitative impairment test by comparing the assets' fair values with their carrying values. No impairment loss is recognized if the fair values exceed the carrying values. However, if the carrying values of the indefinite-lived intangible assets exceed their fair values, the amount of such excess is recognized as an impairment loss during the period identified and the assets' carrying values are written down to their fair values.
Fair values of the indefinite-lived intangible assets are determined based on a relief-from-royalty valuation method. The inputs and assumptions that are most likely to impact the intangible assets' fair values due to their sensitivity include the discount rate, royalty rate and long-term sales growth rates.
GCP performed its annual impairment assessment related to the indefinite-lived intangible assets as of October 31, 2018. The Company determined, based upon the results of the qualitative assessment, that it was not likely that the fair values of the indefinite-lived intangible assets were less than their carrying amounts. As such, it did not perform the quantitative assessment as a part of the impairment test and did not recognize impairment losses as a result of its analysis. If events occur or circumstances change that would more likely than not reduce the fair values of the indefinite-lived intangible assets below their carrying values, the indefinite-lived intangible assets will be evaluated for impairment between annual tests. There were no impairment charges recognized during any of the periods presented in the Consolidated Statements of Operations.
Income Tax
As a global enterprise, GCP is subject to a complex array of tax regulations and needs to make assessments of applicable tax law and judgments in estimating its ultimate income tax liability. Income tax expense and income tax balances represent GCP’s federal, state and foreign income taxes as an independent company. GCP files a U.S. consolidated income tax return, along with foreign and state corporate income tax filings, as required. GCP's deferred taxes and effective tax rate may not be comparable to those of historical periods prior to the Separation. Please refer to Note 7, "Income Taxes," for details regarding estimates used in accounting for income tax matters including unrecognized tax benefits.
Deferred tax assets and liabilities are recognized with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements. If it is more likely than not that all or a

Notes to Consolidated Financial Statements (Continued)

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
Revenue Recognition
Effective January 1, 2018, GCP has adopted FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Revenue is recognized upon transfer of control of products or services promised to customers in an amount that reflects the consideration the Company expect to receive in exchange for these products or services. Please refer to Note 2, "Revenue from Contracts with Customers" for further information on the Company's revenue recognition policies.
Pension Benefits
GCP's method of accounting for actuarial gains and losses relating to its global defined benefit pension plans is referred to as "mark-to-market accounting." In accordance with mark-to-market accounting, GCP's pension costs consist of two elements: 1) ongoing costs recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; and 2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. If a significant event occurs, such as a major plan amendment or curtailment, GCP's pension obligations and plan assets would be remeasured at an interim period and the mark-to-market gains or losses on remeasurement would be recognized in that period.
The net periodic pension costs and the defined benefit pension plan obligation are determined based on certain assumptions related to the estimated future benefits that employees earn while providing services, the amount of which cannot be completely determined until the benefit payments cease. Key assumptions used in accounting for employee benefit plans include the discount rate and the expected return on plan assets. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions would have an effect on net periodic pension costs and the defined benefit pension plan obligation.
Stock-Based Compensation Expense
GCP grants equity awards, including stock options, restricted stock units (the "RSUs") and PBUs with or without market conditions which vest upon the satisfaction of a performance condition and/or a service condition. GCP estimates the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, for each separately vesting portion of the award over the employee’s requisite service period which may be a stated vesting period during which employees render services in exchange for equity and/or liability instruments of the Company. Estimates related to equity award forfeitures are adjusted to their actual amounts at the end of the vesting period resulting in the recognition of cumulative stock-based compensation expense only for those awards that actually vest.

Notes to Consolidated Financial Statements (Continued)

The fair value of RSUs is determined based on the number of shares granted and the market closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model which incorporates the assumptions related to the risk-free rate, options' expected term, expected stock price volatility and expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve published as of the grant date, with maturities approximating the expected term of the options. GCP estimates the expected term of the options based on the simplified method in accordance with the provisions of ASC Topic 718-20, Awards Classified as Equity, determined as the average term between the options’ vesting period and their contractual term. GCP estimates the expected stock price volatility based on an industry peer group’s historic stock prices over a period commensurate with the options’ expected term. The expected dividend yield is zero based on the Company’s history and expectation of not paying dividends on common shares.
During the years ended December 31, 2018, 2017 and 2016, the Company granted performance-based restricted stock units (“PBUs”) to certain key employees. PBUs are performance-based units which are granted by the Company either with or without market conditions. Such PBUs are expected to cliff vest over three years and will be settled in GCP common stock. PBUs granted prior to 2017 are recorded at fair value on the grant date. Beginning with the annual PBU grant during the three months ended March 31, 2017, the performance criteria for PBUs included a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index ("the Index"). PBUs are remeasured during each reporting period based on their expected payout which may range between 0% to 200% based on the achievement of performance targets required for the awards' vesting. Therefore, the stock-based compensation expense recognized for these awards during each reporting period is subject to volatility until the final payout target is determined at the end of the applicable performance period.
PBUs granted during the years ended December 31, 2018 and 2017 were valued using a Monte Carlo simulation, which is commonly used for assessing the grant date fair value of equity awards with a relative TSR modifier. The risk-free rate is a continuous rate based on the U.S. Treasury yield curve published as of the grant date, based on maturity commensurate with the remaining performance period (expected term) of the PBUs. Expected volatility is based on the annualized historical volatility of GCP's stock price. Historical volatility is calculated based on a look-back period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company. Correlation coefficients are used in the Monte Carlo valuation to simulate future stock prices. This includes correlations between: (i) the Company's stock price and the Index, and (ii) the stock price of each constituent included in the Index and the Index itself. The correlation coefficient is based on daily stock returns of the Company and the Index using a look-back period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company. The expected dividend yield is zero based on the Company’s history and expectation of not paying dividends on common shares.
Stock compensation costs are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Please refer to Note 14, "Stock Incentive Plans" for further information on equity awards.
Research and Development Expense
Research and development costs are expensed as incurred and consist primarily of personnel expenses related to development of new products and enhancements to existing products. Research an development costs also include depreciation and amortization expenses related to research and development assets and expenses incurred in funding external research projects.

Notes to Consolidated Financial Statements (Continued)

Restructuring and Repositioning Expenses
The Company records restructuring and repositioning expenses associated with the restructuring and repositioning actions approved by the Board of Directors. Restructuring actions are related to streamlining operations and improving profitability. Restructuring expenses generally include severance and other employee-related costs, contract or lease termination costs, asset impairments, facility exit costs, moving and relocation, and other related costs. For the ongoing employee benefit arrangements provided to Company employees, GCP records severance and other employee termination costs associated with restructuring actions when the likelihood of future settlement is probable and the related benefit amounts can be reasonably estimated. For the one-time employee termination benefit arrangements, a liability for the termination benefits is measured at fair value and recognized on the communication date. Asset impairments are recorded in accordance with the Company's significant accounting policy on Long-Lived Assets described above.
Repositioning activities generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint. Repositioning expenses include professional fees for legal, consulting, accounting and tax services, employment-related costs, such as recruitment, relocation and compensation, as well as other expenses incurred that are directly associated with the repositioning activity. Repositioning activities may also include capital expenditures.
GCP recognizes restructuring and repositioning expenses in the period the related liabilities are incurred and records them in "Restructuring and asset impairments" and “Repositioning expenses,” or in those captions within discontinued operations, in the Consolidated Statements of Operations. Restructuring expenses, asset impairments and repositioning expenses are excluded from segment operating income. Please refer to Note 11, "Restructuring and Repositioning Expenses" for further information on restructuring and repositioning actions.
Foreign Currency Transactions and Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other (income) expense, net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) reflected in “Other (income) expense, net” for the years ended December 31, 2018, 2017 and 2016 were losses of $2.9 million, $1.0 million and $4.4 million, respectively.
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting currency translation adjustments are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured based on the currency designated as the functional currency, typically the U.S. dollar. Translation adjustments recognized as a result of such remeasurements are reflected in the results of operations in the Consolidated Statements of Operations.
Argentina
As of June 30, 2018, GCP concluded that Argentina is a highly inflationary economy since the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation currently exceed 100%. As a result, GCP began accounting for its operations in Argentina as a highly inflationary economy. Effective July 1, 2018, the functional currency of the Company's subsidiary operating in Argentina became the U.S. dollar and all remeasurement adjustments after the effective date are reflected in GCP's results operations in the Consolidated Statements of Operations. For the year ended December 31, 2018 the Company incurred losses of $1.1 million related to the remeasurement of these monetary net assets which are included in "Other (income) expense, net" in the Consolidated Statements of Operations for the year ended December 31, 2018. Net sales generated by the Argentina subsidiary were not material to the Company's consolidated net sales during the year ended December 31, 2018. Monetary net assets denominated in local currency within the Company's Argentina subsidiary were not material to GCP's consolidated total assets as of December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

Venezuela
GCP deconsolidated its Venezuelan operations as of July 3, 2017 and, as a result, the Company's financial results no longer include the operations of GCP Venezuela, including currency translation adjustments, beyond that date.
During the three months ended March 31, 2016, a floating exchange rate (the "DICOM") was established in Venezuela due to the changes to the currency exchange systems. During the year ended December 31, 2016, GCP recorded a $3.0 million loss within “Other (income) expense, net,” in the Consolidated Statements of Operations to reflect the remeasurement of the Venezuela subsidiary’s net monetary assets to U.S. dollars.
In May of 2017, the Venezuela government announced that it had completed its first auction under the new DICOM exchange mechanism at a rate of 2,010 bolivars per U.S. dollar, an increase of 176.1% from the previously published rate of 728 bolivar per U.S. dollar. As a result of the change in the exchange mechanism and devaluation of the bolivar, the Company recorded a foreign exchange remeasurement and impairment loss of $7.1 million, of which $2.4 million was from continuing operations and $4.7 million was from discontinued operations. Of the $2.4 million from continuing operations, $1.6 million is reflected in “Loss in Venezuela” and $0.8 million is reflected in “Cost of goods sold” within the Consolidated Statement of Operations for the year ended December 31, 2017. During the three months ended June 30, 2017, the DICOM rate increased to 2,640 bolivars per U.S. dollar. As a result, the Company recorded a foreign exchange remeasurement loss of $1.2 million during the year ended December 31, 2017, of which $0.3 million was recognized in continuing operations and reflected in “Other (income) expense, net” within the Consolidated Statement of Operations and $0.9 million was recognized in discontinued operations.
Earnings per Share
GCP computes basic earnings (loss) per share by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares which consist of employee equity awards. To the extent their effect is dilutive, employee equity awards are included in the calculation of diluted income per share based on the treasury stock method. Potential common shares are excluded from the calculation of dilutive weighted average shares outstanding if their effect would be anti-dilutive at the balance sheet date based on a treasury stock method or due to a net loss.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
Revision of Prior Period Financial Statements
During the year ended December 31, 2018, GCP identified an error related to the presentation of the effect of currency exchange rate changes on cash and cash equivalents in its Consolidated Statements of Cash Flows in its filed 2017 Annual Report on Form 10-K for the year ended December 31, 2017. The correction of this error resulted in a reclassification between “cash provided by (used in) operating activities from continuing operations” and “effect of currency exchange rate changes on cash and cash equivalents” in the Consolidated Statements of Cash Flows filed during these periods. There was no impact on the Consolidated Statements of Operations, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Balance Sheets, or Consolidated Statements of Stockholders’ Equity during this period as a result of the error.
The Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in evaluating whether the Company’s previously issued consolidated financial statements were materially misstated. The Company concluded this error was not material individually or in the aggregate to the financial statements presented during any of the prior reporting periods, and therefore, amendments of previously filed 2017 Annual Report on Form 10-K for the year ended December 31, 2017 was not required. The revisions for these corrections to the applicable prior periods are reflected in the financial information herein.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the effects of the error on the Consolidated Statement of Cash Flows for the year ended December 31, 2017:

	Year Ended,
	December 31, 2017
(in millions)	As Previously Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities from continuing operations	$(5.4)	$4.4	$(1.0)
Effect on currency exchange rate changes on cash and cash equivalents	6.4	(4.4)	2.0
Recently Issued Accounting Standards
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements by expanding and refining hedge accounting for both non-financial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for the Company as of January 1, 2019, and early adoption is permitted. GCP is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, but it does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value, which eliminates Step 2 from the goodwill impairment test. The standard is effective for the Company for annual or any interim goodwill impairment tests to be performed beginning on or after January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. GCP is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, but it does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update introduce a new "expected loss" impairment model which applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. GCP expects to adopt the guidance during the first quarter of fiscal year 2020 and is currently evaluating the impact of this guidance on its financial position and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the

Notes to Consolidated Financial Statements (Continued)

balance sheet and disclosing key information about leasing arrangements. In accordance with provisions of Topic 842, a lessee will be required to recognize in the statement of financial position a lease liability related to making lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, including optional payments that are reasonably certain to occur. In July 2018, the FASB issued two amendment to ASU 2016-02. The first amendment clarifies the application of certain aspects of ASU 2016-02 related to: (i) the rate implicit in the lease, (ii) impairment of the net investment in the lease, (iii) lessee reassessment of lease classification, (iv) lessor reassessment of lease term and purchase options, (v) variable payments that depend on an index or rate and (vi) certain transition adjustments, among other things. The second amendment includes a transition option allowing entities to forgo the application of ASU 2016-02 in the comparative periods presented in the financial statements during the year of adoption. Additionally, the amendment includes a practical expedient which provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires lessors to account for the combined component in accordance with provisions of ASC Topic 606 if the associated non-lease components are the predominant components in the arrangement. The guidance and the related amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption being permitted. GCP will adopt Topic 842 effective January 1, 2019.
As of December 31, 2018, GCP continued the evaluation of the impact of adopting Topic 842 on its financial position, results of operations and related disclosures, but has not yet completed such assessment. The Company determined that it will elect a transition option allowing to forgo the application of Topic 842 in the comparative periods presented in its financial statements during the year of adoption. The Company will also elect a package of practical expedients which will allow it for forgo the reassessment for expired or existing contracts to determine their lease classification, initial direct costs and whether any of such contracts represent or contain leases. Additionally, the Company will elect a practical expedient related to an accounting policy election allowing it to forgo separating non-lease and lease components. Each separate lease component will be accounted for as a separate element and combined with the associated non-lease components into one unit of accounting. Such policy will be elected for each class of underlying assets for the arrangements in which GCP is a lessee. The Company has determined that it will not elect the hindsight practical expedient related to determining the lease term. GCP has established a steering committee, and implementation team responsible for analyzing GCP's current contracts portfolio to determine the impact of adopting Topic 842 on the Company's financial position, results of operations and related disclosures. The implementation team is also responsible for evaluating and designing the necessary changes to the Company’s business processes, policies, systems and controls to support recognition and disclosure under the new guidance. During the year ended December 31, 2018, GCP launched a comprehensive data collection initiative related to the population of arrangements containing leases which was substantially completed as of December 31, 2018.
Other new pronouncements issued but not effective until after December 31, 2018 are not expected to have a material impact on the Company's financial position, results of operations or liquidity.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). GCP has adopted Topic 606 effective January 1, 2018 using the modified retrospective approach in accordance with which GCP has elected to apply the guidance to all open contracts that are not completed or that are active as of January 1, 2018 and not to retrospectively restate any of its contracts for modifications that occurred prior to the date of the adoption. Accordingly, such modifications are reflected in the amounts reported for satisfied and unsatisfied performance obligations, transaction price of such performance obligations, and allocations of the transaction price among contract components, as of the date of the initial application. The impact of applying this practical expedient was immaterial to the Company’s Consolidated Financial Statements.
The impact of the adoption of Topic 606 on the Company's net sales, income (loss) from continuing operations before income taxes, and income (loss) from continuing operations was immaterial for the year ended December 31, 2018. The cumulative impact on the Company's retained earnings at January 1, 2018 was also not material. Please refer to Note 2, "Revenue from Contracts with Customers" for further information on the Company's revenue recognition policies.

Notes to Consolidated Financial Statements (Continued)

Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), which provides guidance related to the changes to the terms or conditions of a share-based payment award that require an application of modification accounting pursuant to Topic 718. GCP adopted the standard effective January 1, 2018. Such adoption did not have a material impact on its financial position as of December 31, 2018 and results of operations for the year ended December 31, 2018.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The amendments in this update indicate that the transaction does not meet a definition of a business if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the threshold is not met, entities need to evaluate whether the set of assets and activities acquired meets the definition of a business and includes, at a minimum, an input and a substantive process that together significantly contribute to the entity's ability to create outputs. The standard should be adopted prospectively and is effective for the Company as of January 1, 2018, with early adoption permitted for certain transactions. GCP elected the early adoption of this standard during the year ended December 31, 2017 in conjunction with its acquisition of Stirling Lloyd Plc. Please refer to Note 17, "Acquisitions and Dispositions" for further information on this transaction.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments, which addresses a number of specific cash flow presentation issues with the objective of reducing existing diversity in practice. GCP adopted the standard effective January 1, 2018 and classified within the cash flows from financing activities a $53.3 million payment related to the redemption premium on the extinguishment of its 9.5% Senior Notes, consistent with the provisions of the guidance. Such payment was included in "Repayments of long term note obligations" in the Consolidated Statements of Cash Flows. Please refer to Note 6, "Debt and Other Borrowings" for further discussion of this transaction. There was no other material impact on the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2018 as a result of the standard adoption.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects until the asset has been sold to an outside party. GCP adopted the standard effective January 1, 2018 which did not have a material impact on the Company's financial position as of December 31, 2018 and results of operations for the year ended December 31, 2018.
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

Notes to Consolidated Financial Statements (Continued)

shipping terms, provided the transaction price can be estimated appropriately and the Company expects to collect the consideration to which it is entitled in exchange for the products it ships.
The Company generates revenue from short-term arrangements within its SCC operating segment which involve selling concrete admixtures and providing dispensers to customers. GCP has determined that the dispensers represent a lease and has allocated revenue between the lease and non-lease components based on the relative stand-alone selling price of each component which is determined based on a cost plus a reasonable margin approach for the lease component and standalone selling prices for the non-lease component. The Company recognizes revenue for the non-lease component at a point of time when the control is transferred to the customer. The lease component is considered a short-term obligation which is generally thirty days or less. The Company recognizes revenue for the lease component over the term of the lease in accordance with provisions of ASC Topic 840, Leases ("Topic 840"). GCP records dispensers as fixed assets and depreciates them over their estimated useful life.
Long-Term Arrangements
The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI® and Ductilcrete sales arrangements. VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company has determined that the installed equipment represents a lease. The Company allocates the transaction price in a VERIFI® sales arrangement between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The services included within the non-lease component represent the Company’s stand-ready promise to perform a series of daily distinct services, which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI® sales arrangement consists of installation fees and slump management fees which are dependent on the quantity of materials poured and represent variable consideration. The Company records the amount of variable consideration at the time of the transfer of services to its customers, which is constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue for the lease component is recognized over the term of the lease in accordance with provisions of Topic 840. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the year ended December 31, 2018.
Ductilcrete sales arrangements include licenses without significant standalone functionality and usage fees received upfront, both of which represent separate performance obligations for which revenue is recognized over the period of related services. Additional performance obligations included in these arrangements are related to other fees and product sales for which revenue is recognized at a point in time once such performance obligations are satisfied. Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the year ended December 31, 2018.
Lease elements within sales arrangements
Certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts include lease components, as discussed above. Revenue for the lease components is recognized over the term of the leases in accordance with provisions of Topic 840. During the year ended December 31, 2018, the Company recognized revenue of $33.1 million related to the lease components of the arrangements within the SCC operating segment. During the year ended December 31, 2018, installation and slump management fees revenue attributable to the VERIFI® non-lease components was $4.3 million.
As of December 31, 2018 and 2017, the Company’s total trade accounts receivable balance was $198.6 million and $217.1 million, respectively, of which $4.7 million and $5.6 million, respectively, was related to trade accounts receivable associated with rental revenue generated from leases within certain SCC contracts and accounted for within the provisions of ASC Topic 840, Leases ("Topic 840").
Other revenue considerations
The Company generally provides warranties that its products will function as intended. GCP accrues a general warranty liability at the time of sale based on historical experience and on a transaction-specific basis according to individual facts and circumstances.

Notes to Consolidated Financial Statements (Continued)

The Company accepts returns for certain products sales. These returns are at the discretion of the Company and typically are only granted within six months from the date of sale. GCP records these returns at the time of the sale based on historical experience and recognizes them as a reduction of transaction price.
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
The Company does not include any taxes (i.e. sales, use, value added and some excise taxes) in the transaction price that is allocated among its products or services. The Company has elected to account for shipping and handling costs as fulfillment activities based on the provisions of Topic 606 allowing it to continue its current treatment of the associated revenue and costs based on the new standard. GCP expenses shipping and handling costs in the period they are incurred and presents them within "Cost of goods sold" in the accompanying Consolidated Statements of Operations.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.1 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years.
3. Inventories, net
The following is a summary of inventories presented in GCP's Consolidated Balance Sheets at December 31, 2018 and December 31, 2017:

	December 31,
(In millions)	2018	2017
Raw materials	$46.0	$41.9
In process	4.6	3.5
Finished products and other	59.9	60.9
Total inventories	$110.5	$106.3
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $12.9 million and $11.1 million, respectively, as of December 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (Continued)

4. Properties and Equipment
The following is a summary of properties and equipment presented in GCP's Consolidated Balance Sheets at December 31, 2018 and December 31, 2017:

	December 31,
(In millions)	2018	2017
Land	$8.5	$6.3
Buildings	136.7	131.9
Machinery, equipment and other	407.8	388.9
Information technology and equipment	79.2	76.6
Projects under construction	18.3	20.4
Properties and equipment, gross	650.5	624.1
Accumulated depreciation and amortization	(425.4)	(407.5)
Properties and equipment, net	$225.1	$216.6

Depreciation and amortization expense related to properties and equipment was $32.5 million, $30.4 million and $25.9 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

5. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the years ended December 31, 2018 and 2017, are as follows:

(In millions)	SCC	SBM	Total GCP
Balance, December 31, 2016	$45.8	$69.1	$114.9
Foreign currency translation	3.8	6.9	10.7
Acquisitions	15.5	58.4	73.9
Divestitures	—	$(1.3)	(1.3)
Balance, December 31, 2017	$65.1	$133.1	$198.2
Foreign currency translation	(2.8)	(7.4)	(10.2)
Acquisitions	—	19.9	19.9
Balance, December 31, 2018	$62.3	$145.6	$207.9

Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets
As of December 31, 2018 and 2017, technology and other intangible assets of $89.0 million and $91.8 million, respectively, consisted of finite-lived intangible assets of $85.1 million and $86.2 million, respectively, and indefinite-lived intangible assets of $3.9 million and $5.6 million, respectively.
The following is a summary of the finite-lived intangible assets presented in Consolidated Balance Sheets as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$87.3	$29.8	$57.5	$82.4	$25.4	$57.0
Technology(1)	40.2	16.9	$23.3	39.4	14.2	25.2
Trademarks(1)	12.4	9.8	$2.6	13.0	10.0	3.0
Other	6.6	4.9	$1.7	5.9	4.9	1.0
Total	$146.5	$61.4	$85.1	$140.7	$54.5	$86.2
_______________________________

(1)
During the year ended December 31, 2017, technology and trademarks in the table above included $1.5 million and $4.1 million, respectively, of indefinite-lived intangible assets. During the year ended December 31, 2018, such technology and trademarks were excluded from the table since they are not finite-lived intangible assets.

Total indefinite-lived intangible assets consisted of purchased technology, trademarks and trade names, as well as in-process research and development assets and amounted to $3.9 million and $5.6 million, respectively, at December 31, 2018 and 2017. During the year ended December 31, 2017, GCP acquired the intellectual property and related assets of Contek Shilstone Inc., including $1.5 million of goodwill and $1.5 million of in-process research and development assets which were included in the indefinite-lived intangible assets of $5.6 million at December 31, 2017. During the year ended December 31, 2018, the in-process research and development assets of $1.5 million were reclassified into amortizable technology intangible assets since the related research and development activities were completed. Please refer to Note 17, "Acquisitions and Dispositions" for further information on the intangible assets and goodwill acquired during the years ended December 31, 2018 and 2017.
Amortization expense related to finite-lived intangible assets was $9.5 million, $6.4 million and $3.9 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
As of December 31, 2018, the estimated future annual amortization expense for intangible assets is as follows:

(In millions)	Amount
Year ending December 31,
2019	$9.4
2020	9.1
2021	8.7
2022	8.7
2023	8.6
Thereafter	40.6
Total	$85.1

Notes to Consolidated Financial Statements (Continued)

6. Debt and Other Borrowings
Components of Debt
The following is a summary of obligations related to the senior notes and other borrowings at December 31, 2018 and December 31, 2017:

	December 31,
(In millions)	2018	2017
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $4.4 million at December 31, 2018	$345.6	$—
9.5% Senior Notes due in 2023, net of unamortized debt issuance costs of $6.4 million at December 31, 2017	—	518.6
Revolving credit facility due in 2023(1)	—	—
Other borrowings(2)	11.1	25.7
Total debt	356.7	544.3
Less debt payable within one year	10.6	24.0
Debt payable after one year	$346.1	$520.3
Weighted average interest rates on total debt obligations outstanding at December 31, 2018 and 2017	5.7%	9.4%
__________________________

(1)
Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million and $250.0 million, respectively, as of December 31, 2018 and December 31, 2017.

(2)	Represents borrowings under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at December 31, 2018:

(In millions)
Year ending December 31,	Amount
2019	$10.6
2020	0.5
2021	—
2022	—
2023	—
Thereafter	345.6
Total debt	$356.7
Debt Refinancing
On April 10, 2018, GCP redeemed its then existing 9.5% Senior Notes with an aggregate principal amount of $525.0 million due in 2023 (the “9.5% Senior Notes”). On April 10, 2018, the Company also issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026 (the "5.5% Senior Notes") and amended its Credit Agreement to, among other things, (i) increase the aggregate principal amount available under its revolving credit facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein. Additionally, on April 10, 2018, the Company borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement which was fully repaid during the three months ended June 30, 2018. The aggregate cash payment of $587.9 million, which consisted of: (i) proceeds of $350.0 million from the issuance of the 5.5% Senior Notes, net of loan origination fees of $3.1 million, (ii) borrowings of $50.0 million under the Credit Agreement, and (iii) a cash payment of $191.0 million was used to redeem all of the then outstanding 9.5% Senior Notes in accordance with the terms of the indenture governing the 9.5% Senior Notes.

Notes to Consolidated Financial Statements (Continued)

The redemption of the 9.5% Senior Notes was accounted for as a debt extinguishment in accordance with provisions of ASC Topic 470-50, Debt Modifications and Extinguishments. During the year ended December 31, 2018, GCP recognized a loss on debt extinguishment of $59.4 million which was included in "Interest expense and related financing costs" in the Consolidated Statements of Operations. In connection with the redemption of the 9.5% Senior Notes with then outstanding principal balance of $525.0 million, GCP paid total cash proceeds of $587.9 million, including $53.3 million of a redemption premium and $9.6 million of accrued interest unpaid thereon through the redemption date, and wrote off $6.1 million of previously deferred debt issuance costs.
The amendment to the Credit Agreement among GCP and a syndicate of financial institutions resulted in an increase in a maximum borrowing capacity under the Revolving Credit Facility from $250.0 million to $350.0 million and extension of its maturity date to April 2023. During the year ended December 31, 2018, GCP wrote off $0.4 million of deferred debt issuance costs related to a financial institution that exited the syndicate upon amendment of the Credit Agreement. As of December 31, 2018, debt issuance costs of $4.3 million related to the financial institutions that remained in the syndicate are presented within "Other assets" in the Consolidated Balance Sheets and amortized over the term of the Revolving Credit Facility.
The total loss recognized on the debt refinancing transaction was $59.8 million which was included in "Interest expense and related financing costs" in the Consolidated Statements of Operations and consisted of $59.4 million related to the extinguishment of the 9.5% Senior Notes and $0.4 million related to a deferred issuance costs write-off in connection with the amendment of the Credit Agreement.
5.5% Senior Notes
On April 10, 2018, GCP issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026. The 5.5% Senior Notes were issued at $346.9 million, or 99.1% of their par value, resulting in a discount of $3.1 million, or 0.9%, which represented loan origination fees paid at the closing. The Company incurred additional deferred financing costs of $1.6 million related to the issuance. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2018.
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
The Indenture contains covenants that limit the ability of GCP and its subsidiaries, subject to certain exceptions and qualifications set forth therein, to (i) create or incur liens on certain assets, (ii) incur additional debt, (iii) make certain investments and acquisitions, (iv) consolidate, merge, or convey, transfer, or lease all or substantially all of their assets, (v) sell certain assets, (vi) pay dividends on or make distributions in respect of GCP’s capital stock or make other restricted payments, (vii) enter into certain transactions with GCP’s affiliates

Notes to Consolidated Financial Statements (Continued)

and (viii) place restrictions on distributions from and other actions by subsidiaries. As of December 31, 2018, the Company was in compliance with all covenants and conditions under the Indenture.
The Indenture provides for customary events of default which are subject in certain cases to customary grace periods and include, among others: (i) nonpayment of principal or interest, (ii) breach of other agreements in the Indenture, (iii) failure to pay certain other indebtedness, (iv) certain events of bankruptcy or insolvency, (v) failure to discharge final judgments aggregating in excess of $50.0 million rendered against GCP or certain of its subsidiaries, (vi) and failure of the guarantee of the 5.5% Senior Notes by any of GCP’s significant subsidiaries to be in full force and effect. There are no events of default under the Indenture as of December 31, 2018.
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
On April 10, 2018, GCP entered into an amendment to its Credit Agreement and borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement, as discussed above, which was fully repaid during the three months ended June 30, 2018.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default. Customary affirmative covenants include, but are not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. Customary negative covenants include, but are not limited to (i) restrictions on dividends on and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (v) transactions with affiliates; and (vi) a maximum total leverage ratio. Certain debt covenants may restrict the Company's ability as it relates to dividends, acquisitions and other borrowings. Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests. The Company was in compliance with all covenant terms as of December 31, 2018 and December 31, 2017. There are no events of default as of December 31, 2018 and December 31, 2017.
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
The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios. During the year ended December 31, 2018, GCP made aggregate payments of $50.0 million on the Revolving Credit Facility. As of December 31, 2018, there were no outstanding borrowings on the Revolving Credit Facility and approximately $5.0 million in outstanding letters of credit, which resulted in available credit of $345.0 million under the Revolving Credit Facility. As of December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. Interest payments on the Revolving Credit Facility amounted to $0.2 million and $1.0 million, respectively, during the year ended December 31, 2018 and 2017.
During 2017, the Company repaid the outstanding principal balance and extinguished the Term Loan under the Credit Agreement, which, together with accrued and unpaid interest, was $272.6 million. In conjunction with

Notes to Consolidated Financial Statements (Continued)

the debt repayment, GCP wrote-off the net unamortized discount of $2.1 million and the net unamortized debt issuance costs of $3.9 million related to the Term Loan, which are reflected in "Interest expense and related financing costs" in the Consolidated Statements of Operations.
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
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying Consolidated Statements of Operations. Debt issuance costs related to the Revolving Credit Facility were $4.1 million and $3.2 million, respectively, as of December 31, 2018 and 2017. During the year ended December 31, 2018, GCP wrote off $0.4 million of debt issuance costs related to a financial institution that exited the syndicate upon amendment of the Credit Agreement which governs the Revolving Credit Facility. During the year ended December 31, 2018, GCP incurred debt issuance costs of $2.2 million due to the amendment of the Credit Agreement.
Debt issuance costs of $4.7 million, including loan origination fees of $3.1 million paid at the closing, are directly associated with issuing the 5.5% Senior Notes and presented as a reduction of the principal balance in the Consolidated Balance Sheets. Such costs are amortized over the term of the 5.5% Senior Notes and included in “Interest expense and related financing costs” in the Consolidated Statements of Operations. At December 31, 2018, the remaining unamortized debt issuance costs related to the 5.5% Senior Notes were $4.4 million.
During the year ended December 31, 2018, GCP wrote off $6.1 million of previously deferred debt issuance costs related to the 9.5% Senior Notes in connection with their redemption.
Debt Fair Value
At December 31, 2018, the carrying amounts and fair values of GCP's debt are as follows:

	December 31, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$345.6	$344.2	$—	$—
9.5% Senior Notes due in 2023	—	—	518.6	584.5
Other borrowings	11.1	11.1	25.7	25.7
Total debt	$356.7	$355.3	$544.3	$610.2
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices and quotes from financial institutions. The decrease in fair value compared to the carrying value as of December 31, 2018 was primarily due to the increasing interest rates.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes
Provision for Income Taxes
The components of income before income taxes and the related provision for income taxes for 2018, 2017 and 2016 are as follows:

	Year Ended December 31.
(In millions)	2018	2017	2016
Income (loss) before income taxes:
Domestic	$5.5	$(27.4)	$(5.9)
Foreign	5.0	(0.9)	41.2
Total	$10.5	$(28.3)	$35.3
Provision for income taxes:
Federal—current	$16.8	$27.2	$(4.2)
Federal—deferred	(0.6)	39.4	0.5
State and local—current	(0.2)	(3.8)	(0.5)
State and local—deferred	(0.4)	2.7	—
Foreign—current	12.1	5.7	10.4
Foreign—deferred	(1.4)	10.9	0.5
Total	$26.3	$82.1	$6.7
Tax Reform
The 2017 Tax Act (the "Act"), which was signed into law on December 22, 2017, has resulted in significant changes to the Internal Revenue Code. These changes include, but are not limited to, the federal corporate tax rate being reduced from 35% to 21%, the elimination or reduction of certain domestic tax deductions and credits, along with limitations on interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-US earnings, which subjects certain earnings of our foreign subsidiaries to US taxation as global intangible low-taxed income ("GILTI"). The Company has elected to recognize the tax on GILTI as expense in the period the tax is incurred.
During the year ended December 31, 2017, the Company recorded a provisional net charge of $81.7 million related to the provisions of the 2017 Tax Act, which was comprised of a $70.5 million Transition Tax and a $11.2 million revaluation of net deferred tax assets. Changes in tax rates and tax laws are accounted for in the period of enactment.
During the year ended December 31, 2018, the Company recorded an increase to the provisional net charge of $17.9 million which is comprised of an expense of $20.2 million related to certain capital gains recognized resulting from the application of the Transition Tax (see Unrecognized Tax Benefits - Subsequent Event paragraph below), a $2.5 million benefit related to the Transition Tax, and an expense of $0.2 million for the effect on U.S. deferred taxes.
Transition Tax
The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Tax, which is a one-time mandatory deemed repatriation tax on undistributed earnings. The Transition Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a 15.5% and all other earnings will be taxed at 8.0%.
At December 31, 2017 the provisional Transition Tax recorded was $70.5 million. During the year ended December 31, 2018 the Company further analyzed the Act, as well as Notices and Regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, which resulted in a $2.5 million reduction to the provisional Transition Tax. As of December 31, 2018, the Company completed the

Notes to Consolidated Financial Statements (Continued)

recording of the amount for its one-time Transition Tax totaling $68.0 million, net of foreign tax credits generated. The Company elected to pay the Transition Tax over the eight-year period provided in the Act. As of December 31, 2018, the unpaid balance of the Transition Tax obligation is $37.7 million net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2022 and April 2025.
Status of Company's Assessment of the 2017 Tax Act
As of December 31, 2018, the Company has completed the accounting for the income tax effects of the Act.
Effective Tax Rate
The difference between the provision for income taxes at the U.S. federal income tax rates of 21% and 35% and GCP's overall income tax provision are as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Tax (benefit) provision at U.S. federal income tax rate	$2.2	$(9.9)	$12.4
Change in provision resulting from:
Deconsolidation of Venezuela(1)	—	11.5	—
Devaluation in Venezuela	—	1.4	—
2017 Tax Act	(2.5)	81.7	—
Recognition of outside basis differences	0.3	(13.9)	—
U.S. foreign income inclusions	0.7	1.1	—
Effect of tax rates in foreign jurisdictions	1.5	(1.0)	(4.5)
Valuation allowance	6.8	11.4	0.4
State and local income taxes, net	0.6	(1.2)	—
Return to provision – change in estimate	(5.4)	0.4	—
Nondeductible expenses and non-taxable items	2.7	3.5	2.5
Research and other state credits	(1.1)	(0.8)	(0.7)
Unrecognized tax benefits (2)	20.7	(0.7)	(1.6)
Equity compensation	(0.5)	(1.2)	(1.7)
Other	0.3	(0.2)	(0.1)
Provision for income taxes	$26.3	$82.1	$6.7
__________________________

(1)	Amount in 2017 is offset by the benefit resulting from outside basis differences in primarily Mexico and Venezuela, which is included in the table above in "Recognition of outside basis differences."
(2) Amount primarily relates to unrecognized tax benefits due to the 2017 Tax Act.
The income tax provision for the years ended December 31, 2018, 2017, and 2016 was $26.3 million, $82.1 million and $6.7 million, respectively, representing effective tax rates of 250.5%, 290.1%, and 19.0%, respectively.
The decrease in the Company's effective tax rate for the year ended December 31, 2018 compared to the same period in 2017 was primarily due to impacts from the 2017 Tax Act including the decrease in the statutory tax rate and offsetting unrecognized tax benefits recorded, as well as valuation allowance expense. The increase in the Company's effective tax rate for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to the provisions of the 2017 Tax Act, an increase in valuation allowances due to the sale of Darex, partially off-set by a benefit for taxes related to outside basis differences in foreign subsidiaries.
The Company's 2018 effective tax rate of 250.5% was higher than the 21% U.S. statutory rate primarily due to impacts of the 2017 Tax Act of $17.9 million and an increase in valuation allowance of $6.8 million resulting from un-benefited losses in Germany, France, India, Turkey and Mexico.
The Company's 2017 effective tax rate of 290.1% was higher than the 35% U.S. statutory rate primarily due to net expenses recognized during the year comprised of $81.7 million due to the 2017 Tax Act, $11.5 million due to

Notes to Consolidated Financial Statements (Continued)

non-deductible charges for the Venezuela deconsolidation, $11.4 million due to an increase in valuation allowance primarily due to the sale of Darex, offset by a $13.9 million benefit due to differences between book and tax basis in Venezuela and Mexico.
The Company's 2016 effective tax rate of approximately 19.0% was lower than the 35% U.S. statutory rate primarily due to benefits recognized during the year, including $4.5 million benefit due to lower taxes in non-U.S. jurisdictions, $0.7 million benefit related to income tax credits and $1.6 million benefit related to the release of reserves for unrecognized tax benefits and $2.5 million expense for non-deductible expenses.
Deferred Tax Assets and Liabilities
The components of the deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

(In millions)	December 31, 2018	December 31, 2017
Deferred tax assets:
Foreign net operating loss carryforwards	$19.0	$24.5
Research and development	1.0	2.4
Reserves and allowances	9.4	12.5
Pension benefits	5.9	8.3
Intangible assets/goodwill	0.1	1.4
Stock compensation	3.1	3.8
Interest Limitation Carryover	12.2	—
Other	1.3	2.5
Total deferred tax assets	$52.0	$55.4
Deferred tax liabilities:
Properties and equipment	$(14.5)	$(12.1)
Other	(2.2)	(2.5)
Outside basis difference in Verifi®	(3.7)	(1.4)
Total deferred tax liabilities	$(20.4)	$(16.0)
Valuation Allowance:
Foreign net operating loss carryforwards	(18.5)	(23.9)
Net deferred tax assets	$13.1	$15.5
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
At December 31, 2018, GCP recorded a deferred tax asset of $12.2 million on carryover interest, the current deductibility of which is limited under the new Tax Act. The carryover is largely driven by the one-time expense incurred during 2018 of $53.3 million in redemption premium as discussed further in Note 6, Debt and Other Borrowings. The interest limitation may be carried over indefinitely and GCP believes it is more likely than not that it will utilize the full carryover amount.
At December 31, 2018 and 2017, GCP has recorded a valuation allowance of $18.5 million and $23.9 million respectively, to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. GCP believes it is more likely than not that the remaining deferred tax assets will be realized. If GCP were to determine that it would not be able to realize a portion of its deferred tax assets in the future, for

Notes to Consolidated Financial Statements (Continued)

which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if GCP were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
In 2018, the Company recorded valuation allowance charges of $6.8 million resulting primarily from unbenefited losses in Germany, France, India, Turkey and Mexico. In 2017 the Company recorded a valuation allowance against deferred tax assets in Brazil, France and Germany, predominantly due to the sale of the Darex business. As part of sale of Darex, a capital loss was recognized in Japan on the sale of stock of the Company's Japanese subsidiary. Although a capital loss can be carried over in Japan, the Company determined it would likely not have sufficient income to utilize this asset and recorded a valuation allowance in 2017. In 2018, the deferred tax asset on the loss carryforward and the associated valuation allowance were written off due to a forfeiture of the Company’s ability to carry forward the loss. No tax benefit or expense resulted from the write offs.

As of December 31, 2018, the company had net operating losses for income tax purposes of approximately $61.5 million. These net operating losses consist primarily of Brazil, France and Germany net operating losses of $26.7 million, $8.2 million and $8.6 million respectively, each with an unlimited carryover period, and $9.8 million of India net operating losses that begin to expire in 2019.
Repatriation
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is minimal and that position has not changed subsequent to the one-time transition tax under the Tax Act. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $532.3 million of undistributed earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested. The estimated unrecorded tax liability associated with these earnings is $6.7 million.
Tax Sharing Agreement
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

Notes to Consolidated Financial Statements (Continued)

Unrecognized Tax Benefits
A reconciliation of the unrecognized tax benefits excluding interest and penalties, for the three years ended December 31, 2018, is presented below.

(In millions)	Unrecognized Tax Benefits
Balance, December 31, 2015	$3.9
Transfers from Parent	4.1
Additions for prior year tax positions	2.5
Reductions for prior year tax positions and reclassifications	—
Reductions for expirations of statute of limitations	(1.1)
Settlements	(2.0)
Balance, December 31, 2016	$7.4
Additions for prior year tax positions	7.0
Additions for current year tax positions	26.0
Reductions for expirations of statute of limitations	(1.0)
Reductions for prior year tax positions and reclassifications	(5.3)
Balance, December 31, 2017	$34.1
Additions for prior year tax positions	21.0
Additions for current year tax positions	—
Reductions for expirations of statute of limitations	(2.0)
Reductions for prior year tax positions and reclassifications	(0.3)
Balance, December 31, 2018	$52.8
The balance of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, that if recognized, would affect GCP’s effective tax rate are $52.4 million, $33.4 million and $7.4 million, respectively, GCP accrues potential interest and any associated penalties related to unrecognized tax benefit within "Provision for income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on unrecognized tax benefit and included in the Consolidated Balance Sheets as of December 31, 2018 and 2017 was $10.4 million and $9.0 million, respectively, net of applicable federal income tax benefits.
Unrecognized tax benefits from GCP's operations are reflected in its Consolidated Financial Statements, including those that in certain jurisdictions have historically been included in tax returns filed by Grace. In such instances, unrecognized tax benefit related to GCP's operations may be indemnified by Grace. As of December 31, 2018, 2017 and 2016, the amount of unrecognized tax benefits considered obligations of Grace (including both interest and penalties) were $3.0 million, $3.8 million and $3.7 million, respectively. The Company has a corresponding receivable of the same amount from Grace.
The Company believes it is reasonably possible that in the next 12 months due to expiration of statute of limitation that the amount of the liability for unrecognized tax benefits could further decrease by approximately $1.5 million, of which $0.6 million is indemnified by Grace.
GCP files U.S. federal income tax returns as well as income tax returns in various state and foreign jurisdictions. Unrecognized tax benefits relate to income tax returns for tax years that remain subject to examination by the relevant tax authorities.
As of December 31, 2018, the tax years for which we remain subject to United States federal income tax assessment and state and local income tax assessment upon examination are 2015 and thereafter. We are currently under examination by the Internal Revenue Service (“IRS”) for the period ended December 31, 2016.

Notes to Consolidated Financial Statements (Continued)

We are also subject to taxation in various foreign jurisdictions including in Europe, the Middle East, Africa, Asia Pacific, Canada and Latin America. We are under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions in general for tax years 2012 and thereafter.
Foreign jurisdiction audits that have been initiated and/or are ongoing include two German audits relating to GCP Darex GmbH and GCP Germany GmbH for taxable years 2014-2015, an Indian audit relating to GCP Applied Technologies (India) Private Limited for taxable years 2016-2017, and a Canadian audit relating to GCP Canada, Inc. for taxable years 2015-2016. Since GCP Darex Germany was sold in July 2017, any assessments pursuant to the audit will be reimbursed by GCP to the buyer.
Unrecognized Tax Benefit - Subsequent Event
On January 15, 2019, the Internal Revenue Service (IRS) issued final regulations under Code Section 965, the Transition Tax Provision. During the year ended December 31, 2018, the Company recorded an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the transition tax of $20.2 million. Due to clarifications provided in the final treasury regulations on the transition tax issued in January 2019, GCP expects its liability for unrecognized tax benefits to decrease by approximately $20.2 million in the first quarter of 2019, offset by a current income tax payable amount of $2.6 million. These amounts are subject to change as further review and analysis is performed over the final regulations.

8. Pension Plans and Other Postretirement Benefit Plans
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
Overfunded and underfunded plans include several advance-funded plans for which the fair value of the plan assets offset the projected benefit obligation ("PBO"). Of this group, the overfunded plans hold plan assets measured at fair value that exceeds the PBO. In contrast to overfunded plans, the PBO of the underfunded plans is greater than the fair value of the plan assets. These plans are presented in the Consolidated Balance Sheets along with unfunded plans. Unfunded plans are funded on a pay-as-you-go basis and therefore, their PBO is unfunded entirely.
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans in continuing operations:

(In millions)	December 31, 2018	December 31, 2017
Overfunded defined benefit pension plans	$22.5	$26.4
Underfunded defined benefit pension plans	(24.2)	(26.6)
Unfunded defined benefit pension plans	(23.9)	(30.5)
Total underfunded and unfunded defined benefit pension plans	(48.1)	(57.1)
Pension liabilities included in other current liabilities	(1.3)	(1.0)
Net funded status	$(26.9)	$(31.7)

Notes to Consolidated Financial Statements (Continued)

U.S. Pension Plans
On May 3, 2017, the Board of Directors approved an amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees that closed the plan to new employees effective January 1, 2018 and froze the accrual of plan benefits for all plan participants as of December 31, 2022.
There were no curtailment gains in the years ended December 31, 2018 and 2016. The Company recognized the following curtailment gain amounts related to U.S. plans for the year ended December 31, 2017:

(In millions)	Year Ended December 31, 2017
Net curtailment gains:
Plan amendments	$5.9
Restructuring activities	0.7
Total net curtailment gains from continuing operations	$6.6
Total net curtailment gains from discontinued operations	2.6
Total net curtailment gains	$9.2
The Company recognized the following pension mark-to-market (MTM) gains (losses) relating to the interim and annual remeasurements of the U.S. plans' PBO and plan assets.

(In millions)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total MTM gains(losses) from continuing operations	$9.5	$(18.7)	$(11.5)
Total MTM (losses) from discontinued operations	—	—	(0.4)
Total MTM gains(losses)	$9.5	$(18.7)	$(11.9)
Non-U.S. Pension Plans
A High Court judgment on October 26, 2018 ruled that certain U.K. pension plans must gender-equalize a statutory minimum benefit (“Guaranteed Minimum Pension” or “GMP”) that is provided by most U.K. plans. This judgment requires increases to the pension benefits for many U.K. plan participants and was accounted for as a plan amendment resulting in the recognition of a prior service cost of $2.7 million in "Accumulated Other Comprehensive Loss" as of December 31, 2018. Such amount will be recognized in the Company's results of operations in future periods and recorded annually as an amortization expense of $0.1 million over 19 years which represents expected lifetime of the affected participants.
The Company recognized the following curtailment gains related to non-U.S. pension plans:

(In millions)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net curtailment gains:
Total net curtailment gains(losses) from continuing operations	$0.2	$—	$(0.8)
Total net curtailment gains from discontinued operations	—	14.3	1.4
Total net curtailment gains	$0.2	$14.3	$0.6

Notes to Consolidated Financial Statements (Continued)

The Company recognized the following mark-to-market gains (losses) relating to interim and annual remeasurement of the non-U.S. plans' PBO and plan assets.

(In millions)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total MTM gains(losses) from continuing operations	$0.4	$4.6	$(8.4)
Total MTM (losses) from discontinued operations	—	0.1	(0.2)
Total MTM gains(losses)	$0.4	$4.7	$(8.6)
During the years ended December 31, 2018 and 2017, adjustment for curtailments and pension mark-to-market remeasurements for both the U.S. and non-U.S. plans are presented in "Other (income) expense, net" in the Consolidated Statements of Operations. During the year ended December 31, 2016, the remeasurement of $5.9 million was presented in "Cost of goods sold", and $14.0 million was presented in "Other (income) expense, net" in the Consolidated Statements of Operations.
Darex Divestiture Pension Plans Impact - U.S. and non-U.S.
In connection with the divestiture of the Darex operating segment, the Company recognized curtailment and settlement gains totaling $2.1 million in the U.S. and $14.3 million outside of the U.S during the year ended December 31, 2017 in "Income from discontinued operations, net of income taxes" in the Consolidated Statements of Operations. Additionally, GCP also recognized a non-U.S. mark-to-market gain of $0.1 million in "Income from discontinued operations, net of income taxes" related to remeasurement at the time of the Darex sale during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company has included in "Income from discontinued operations, net of income taxes" mark-to-market adjustments related to a U.S. plan which resulted in losses of $0.4 million, as well as a loss of $0.2 million related to non-U.S. plans.
The Company has also included non-U.S. plan service cost, interest cost and expected return on plan assets totaling $0.5 million and $1.2 million for the years ended December 31 2017 and 2016, respectively, in "Income from discontinued operations, net of income taxes" in the Consolidated Statements of Operations.
No material transactions related to discontinued operations for pensions plans occurred during the year ended December 31, 2018.
Analysis of Plan Accounting and Funded Status
The PBO reflects the present value of vested and non-vested benefits earned from employee services to date, based upon current services and estimated future pay increases for active employees. As of December 31, 2018, the measurement date for GCP's defined benefit pension plans, the PBO was $388.3 million compared to $438.3 million as of December 31, 2017. The decrease in the PBO was primarily due to an increase in discount rates and changes in compensation rates of plan participants partially offset by updates to mortality assumptions. As of December 31, 2018, the PBO was determined using the weighted average discount rates for U.S. plans and non-U.S. plans, which were 4.33%, and 2.49%, respectively. The increase in the discount rates was primarily due to the increase in market rates for U.S. and non-U.S. high quality corporate bonds.
The underfunded status of the U.S. defined pension plans decreased to $31.0 million for the year ended December 31, 2018 compared to $34.6 million in the prior year, while the overfunded status of the non-U.S. defined pension plans increased to $3.6 million for the year ended December 31, 2018 compared to $2.6 million in the prior year. The changes in funded status for both the U.S. and non-U.S. plans was primarily due to the lower PBO partially offset by lower plan assets.
A full remeasurement of pension assets and pension liabilities is performed annually based on GCP's estimates and actuarial valuations. Remeasurements may also occur during interim periods when significant events occur such as plan curtailments or terminations. These valuations reflect the terms of the plan and use participant-specific information, as well as key assumptions provided by management.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the changes in benefit obligations and the fair values of retirement plan assets during the years ended December 31, 2018 and 2017, including amounts presented in both continuing and discontinued operations. Settlements and curtailments directly related to the sale of Darex are presented within "Divestitures" below:

	Defined Benefit Pension Plans
(In millions)	U.S.		Non-U.S.		Total
	2018	2017	2018	2017	2018	2017
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$163.8	$147.6	$274.5	$276.0	$438.3	$423.6
Service cost	7.9	6.8	3.0	3.9	10.9	10.7
Interest cost	5.6	5.5	5.6	5.7	11.2	11.2
Plan participants' contributions	—	—	—	0.2	—	0.2
Amendments	—	(6.4)	2.8	(0.7)	2.8	(7.1)
Settlements/curtailments	—	(0.8)	(0.5)	(2.2)	(0.5)	(3.0)
Divestitures	—	(8.7)	—	(16.3)	—	(25.0)
Actuarial loss	(23.9)	25.5	(7.3)	0.9	(31.2)	26.4
Benefits paid	(11.9)	(10.6)	(19.4)	(16.7)	(31.3)	(27.3)
Assumption of plan liabilities	—	4.9	—	—	—	4.9
Currency exchange translation adjustments	—	—	(11.9)	23.7	(11.9)	23.7
Benefit obligation at end of year	$141.5	$163.8	$246.8	$274.5	$388.3	$438.3
Change in Plan Assets:
Fair value of plan assets at beginning of year	$129.2	$86.3	$277.1	$259.3	$406.3	$345.6
Actual return on plan assets	(6.8)	12.4	(0.3)	12.3	(7.1)	24.7
Employer contributions	—	40.0	5.0	3.8	5.0	43.8
Plan participants' contributions	—	—	—	0.2	—	0.2
Settlements	—	—	(0.3)	(2.2)	(0.3)	(2.2)
Divestitures	—	(6.7)	—	(2.1)	—	(8.8)
Benefits paid	(11.9)	(10.6)	(19.4)	(16.7)	(31.3)	(27.3)
Assumption of plan assets	—	7.8	—	—	—	7.8
Currency exchange translation adjustments	—	—	(11.7)	22.5	(11.7)	22.5
Fair value of plan assets at end of year	$110.5	$129.2	$250.4	$277.1	$360.9	$406.3
Funded status at end of year (PBO basis)	$(31.0)	$(34.6)	$3.6	$2.6	$(27.4)	$(32.0)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$0.1	$0.5	$22.4	$25.9	$22.5	$26.4
Current liabilities	(0.1)	(0.2)	(1.2)	(0.8)	(1.3)	(1.0)
Current liabilities held-for-sale	—	—	—	—	—	—
Non-current liabilities	(31.0)	(34.9)	(17.2)	(22.2)	(48.2)	(57.1)
Non-current liabilities held-for-sale	—	—	(0.4)	(0.3)	(0.4)	(0.3)
Net amount recognized	$(31.0)	$(34.6)	$3.6	$2.6	$(27.4)	$(32.0)
Amounts recognized in Accumulated Other Comprehensive Loss:
Prior service credit	—	—	2.1	(0.6)	2.1	(0.6)
Net amount recognized	$—	$—	$2.1	$(0.6)	$2.1	$(0.6)

Notes to Consolidated Financial Statements (Continued)

	Defined Benefit Pension Plans
	U.S.		Non-U.S.
	2018	2017	2018	2017
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	4.33%	3.68%	2.49%	2.30%
Rate of compensation increase	4.10%	4.70%	3.58%	3.13%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	3.68%	4.27%	2.30%	2.42%
Expected return on plan assets	6.00%	6.25%	2.45%	2.60%
Rate of compensation increase	4.10%	4.70%	3.54%	3.49%

(In millions)	Year Ended December 31,
Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income)	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Other
Net Periodic Benefit Cost (Income):
Service cost	$7.9	$3.0	$6.8	$3.9	$6.1	$3.3	$—
Interest cost	5.6	5.6	5.5	5.7	4.7	7.8	—
Expected return on plan assets	(7.6)	(6.9)	(5.6)	(6.8)	(5.0)	(8.6)	—
Amortization of prior service cost (credit)	—	—	—	—	0.1	—	(0.1)
Amortization of net deferred actuarial loss	—	—	—	—	—	—	0.1
Gain on termination, curtailment and settlement of pension and other postretirement plans	—	(0.2)	(9.2)	(14.3)	—	(0.6)	(0.2)
Pension mark-to-market adjustment	(9.5)	(0.4)	18.7	(4.7)	11.9	8.6	—
Net periodic benefit cost (income)	$(3.6)	$1.1	$16.2	$(16.2)	$17.8	$10.5	$(0.2)
Less: Discontinued operations (income) cost	—	—	(2.6)	(13.9)	0.4	1.4	—
Net periodic benefit cost (income) from continuing operations	$(3.6)	$1.1	$18.8	$(2.3)	$17.4	$9.1	$(0.2)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (Income):
Net prior service credit	$—	$2.7	$—	$(0.7)	$—	$—	$—
Amortization of prior service cost	—	—	—	0.2	(0.1)	—	—
Assumption of prior service credit	—	—	—	—	—	—	—
Total recognized in other comprehensive loss(income)	$—	$2.7	$—	$(0.5)	$(0.1)	$—	$—
Total recognized in net periodic benefit (income) cost and other comprehensive loss (income)	$(3.6)	$3.8	$16.2	$(16.7)	$17.7	$10.5	$(0.2)

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for all defined benefit pension plans, including those with related assets and liabilities presented as held for sale in the Consolidated Balance Sheets, was approximately $375 million and $415 million, respectively, as of December 31, 2018 and 2017.

(In millions)	Pension Plans		Total Payments
	U.S.	Non-U.S.(1)
Estimated Expected Future Benefit Payments Reflecting Future Service for the Years Ending December 31:	Benefit Payments	Benefit Payments
2019	$5.4	$11.5	$16.9
2020	6.1	11.0	17.1
2021	7.0	11.2	18.2
2022	7.7	11.5	19.2
2023	8.1	12.0	20.1
2024 - 2028	45.9	61.0	106.9
________________________________________

(1)	Non-U.S. estimated benefit payments for 2019 and future periods have been translated at the applicable December 31, 2018 exchange rates.
Discount Rate Assumption
The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on overall market interest rates. For the U.S. qualified pension plans, the assumed weighted average discount rate of 4.33% as of December 31, 2018 was selected in consultation with independent actuaries and is based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plans.
As of December 31, 2018 and 2017, the benefit obligations of the U.K. pension plan represented approximately 84%, for both years, of the total benefit obligation of the non-U.S. pension plans. As of December 31, 2018, the assumed weighted average discount rate of 2.20% for the U.K. plan was selected in consultation with independent actuaries based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plan. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
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

Notes to Consolidated Financial Statements (Continued)

•
Other investments: may include (a) high yield bonds - fixed income portfolio of securities below investment grade; and (b) bank loans and other floating-rate securities. These portfolios combine income generation and capital appreciation opportunities from developed markets globally.

•	Liquidity portfolio: invested in short-term assets intended to pay periodic plan benefits and expenses.
The expected long-term rate of return on assets for the U.S. qualified pension plans was 6.00% for the year ended December 31, 2018.
The expected return on plan assets for the U.S. qualified pension plans for 2018 was selected in consultation with GCP's independent actuaries using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results.
The target allocation of investment assets at December 31, 2018 and the actual allocation at December 31, 2018 and 2017 for GCP's U.S. qualified pension plans were as follows:

	Target Allocation	Percentage of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category:	2018	2018	2017
U.S. equity securities	26%	23%	18%
Non-U.S. equity securities	13%	13%	9%
Short-term debt securities(1)	—%	—%	32%
Intermediate-term debt securities	—%	—%	—%
Debt securities	55%	59%	37%
Other investments	6%	5%	4%
Total	100%	100%	100%
_________________________________________________

(1)
In December 2017, the Company made a $40.0 million accelerated contribution to the U.S. pension plans. As of December 31, 2017, these funds were held in short-term debt securities within common/collective trust funds. Subsequently, these funds were invested in accordance with the Investment Policy Statement asset allocation targets. For the year ended December 31, 2018, the actual plan assets are being invested in line with target allocations.

The following tables present the fair value hierarchy for GCP's proportionate share of the U.S. qualified pension plan assets measured at fair value, which are held in a trust by GCP, as of December 31, 2018 and 2017.

	Fair Value Measurements at December 31, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$25.8	$—	$25.8	$—
Non-U.S. equity group trust funds	13.8	—	13.8	—
Corporate bond group trust funds	37.1	—	37.1	—
Other fixed income group trust funds	5.6	—	5.6	—
Common/collective trust funds	28.2	—	28.2	—
Total Assets	$110.5	$—	$110.5	$—

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$23.5	$—	$23.5	$—
Non-U.S. equity group trust funds	11.5	—	11.5	—
Corporate bond group trust funds—long-term	48.0	—	48.0	—
Other fixed income group trust funds	5.2	—	5.2	—
Common/collective trust funds	41.0	—	41.0	—
Total Assets	$129.2	$—	$129.2	$—
Non-U.S. pension plans accounted for approximately 69% and 68%, respectively, of total global pension assets at December 31, 2018 and 2017. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the U.K. pension plan represent approximately 92% of the total non-U.S. pension plan assets for both years ended December 31, 2018 and 2017. In determining the expected rate of return for the U.K. pension plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2018 expected long-term return assumption of 2.21%.
The target allocation of investment assets at December 31, 2018 and the actual allocation at December 31, 2018 and 2017, for the U.K. pension plan are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
United Kingdom Pension Plan Asset Category:	2018	2018	2017
Diversified growth funds	10%	10%	10%
U.K. gilts	34%	33%	33%
U.K. corporate bonds	2%	2%	3%
Insurance contracts	54%	55%	54%
Total	100%	100%	100%
The plan assets for the other countries represent approximately 8%, in the aggregate, of total non-U.S. pension plan assets for both years ended December 31, 2018 and 2017.
The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2018:

Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2018, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$111.2	$—	$111.2	$—
Government and agency securities	3.3	—	3.3	—
Corporate bonds	7.9	—	7.9	—
Insurance contracts and other investments(1)	123.3	—	—	123.3
Cash	4.7	4.7	—	—
Total Assets	$250.4	$4.7	$122.4	$123.3
_________________________________________

(1)
At December 31, 2018, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

The following table presents a summary of the changes in the fair value of the plans' Level 3 assets for the years ended December 31, 2018 and 2017:

(In millions)	Insurance Contracts
Balance, December 31, 2016	$116.5
Actual return on plan assets relating to assets still held at year-end	4.7
Transfers in for premium	10.2
Transfers out for benefits paid	(6.8)
Currency exchange translation adjustments	12.1
Balance, December 31, 2017	$136.7
Actual return on plan assets relating to assets still held at year-end	1.0
Transfers out for benefits paid	(9.0)
Currency exchange translation adjustments	(5.4)
Balance, December 31, 2018	$123.3

Notes to Consolidated Financial Statements (Continued)

The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2017:

	Fair Value Measurements at December 31, 2017, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$127.5	$—	$127.5	$—
Government and agency securities	1.2	—	1.2	—
Corporate bonds	8.5	—	8.5	—
Insurance contracts and other investments(1)	136.8	—	0.1	136.7
Cash	3.2	3.2	—	—
Total Assets	$277.2	$3.2	$137.3	$136.7
__________________________________________________

(1)
At December 31, 2017, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. During the year ended December 31, 2018, GCP recognized a long-term liability of $2.0 million; accumulated other comprehensive income of $0.6 million, net of related tax impact of $0.2 million; as well as expense of $1.2 million, for the initial recognition of a non-U.S. OPEB retiree health care plan. As of December 31, 2018, the related long-term liability of $1.7 million, accumulated other comprehensive income of $0.4 million, net of related tax impact of $0.1 million, are included within the Consolidated Balance Sheets. The related expense for the year ended December 31, 2018 was $1.3 million. GCP had no OPEB activity in the year ending December 31, 2017.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. During the year ended December 31, 2017, GCP made an accelerated contribution to the trusts that hold assets of the U.S. qualified pension plans of approximately $40 million. No accelerated contributions were made during the year ended December 31, 2018. Based on the U.S. qualified pension plans' status as of December 31, 2018, there are no minimum requirements under ERISA for 2019.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. GCP expects to contribute $2.4 million to non-U.S. pension plans during the year ended December 31, 2019.
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate in GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans amounted to $4.6 million, $4.8 million and $4.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016 and are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

9. Other Balance Sheet Accounts
The following is a summary of other current assets at December 31, 2018 and 2017:

(In millions)	December 31, 2018	December 31, 2017
Other Current Assets:
Non-trade receivables	$25.0	$28.4
Prepaid expenses and other current assets	9.2	13.8
Income taxes receivable	10.4	6.0
Marketable securities	—	0.4
Total other current assets	$44.6	$48.6
The following is a summary of other current liabilities at December 31, 2018 and 2017:

(In millions)	December 31, 2018	December 31, 2017
Other Current Liabilities:
Accrued customer volume rebates	$35.3	$31.5
Accrued compensation(1)	16.4	27.1
Income taxes payable(2)	17.2	115.1
Accrued interest	4.0	20.8
Restructuring liability	10.2	12.8
Pension liabilities	1.3	1.0
Other accrued liabilities(3)	61.1	107.9
Total other current liabilities	$145.5	$316.2
________________________________

(1)	Accrued compensation presented in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term employee incentive programs.

(2)
The change in income taxes payable between December 31, 2018 and 2017 is primarily due to the payment of $105.0 million in 2018 related to the Company's 2017 domestic income tax liability which was impacted by the sale of Darex and the 2017 Tax Act.

(3)
Other accrued liabilities presented in the table above as of December 31, 2018 and 2017 include $13.6 million and $55.1 million, respectively, representing the current portion of the liability related to the delayed closings associated with the Company's divestiture of Darex, as discussed in Note 18, "Discontinued Operations."

10. Commitments and Contingent Liabilities
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described below.
Purchase Commitments
GCP uses purchase commitments to ensure supply and minimize the volatility of certain key raw materials, including lignins, polycarboxylates, amines and other materials. Such commitments are for quantities that GCP fully expects to use in the course of its normal operations.
Guarantees and Indemnification Obligations
GCP is a party to many contracts containing guarantees and indemnification obligations which consist primarily of the following arrangements:

•
Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide assurances that products will conform to their specifications. GCP

Notes to Consolidated Financial Statements (Continued)

accrues a general warranty liability at the time of sale based on historical experience and on a transaction-specific basis according to individual facts and circumstances. As of December 31, 2018 and 2017 and during the periods then ended, warranty-related liabilities and the associated expenses were immaterial to the Consolidated Financial Statements.

•	Performance guarantees offered to customers. GCP has not established a liability for these arrangements based on historical experience.

•
Contracts providing for the sale of a business unit or a product line in which GCP has agreed to indemnify the buyer against certain liabilities for conditions that existed prior to the closing of the transaction, including environmental and tax liabilities.

•
The Tax Sharing Agreement, which may require GCP, in certain circumstances, to indemnify Grace if the Separation, together with certain related transactions, does not qualify under Section 355 and certain other relevant provisions of the Internal Revenue Code (the "Code"). If GCP is required to indemnify Grace under the Tax Sharing Agreement, it could be subject to significant tax liabilities. Please refer to Note 7, "Income Taxes", for further information on this arrangement.

Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous waste and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of December 31, 2018 and 2017, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental and other matters. At December 31, 2018 and 2017, GCP had gross financial assurances issued and outstanding of approximately $5 million and $10 million, respectively, which were composed of standby letters of credit. The letters of credit of are related primarily to customer advances and other performance obligations as of December 31, 2018 and 2017. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
In Re: Library Gardens Balcony Litigation, Lead Case Beary v. Blackrock, Inc. Case No. RG15793054 was filed on November 12, 2015 in Alameda County Superior Court in California. It was the lead case in a consolidated lawsuit filed on behalf of six individuals who died and an additional seven individuals who were injured in a balcony collapse, which occurred on June 16, 2015 in Berkeley, California. The consolidated complaint named the Company as the sole party in the category of suppliers of materials and names twenty additional defendants in other categories, including categories for property owners, property managers, construction defendants and development and design defendants. The consolidated complaint alleged product liability against the Company concerning one of its products. The plaintiffs sought unspecified monetary damages against all defendants and punitive damages only against the building owners, building manager and two construction company defendants. During the year ended December 31, 2017, GCP reached an agreement with the plaintiffs to settle this matter for $4.0 million which was paid by the Company during the period then ended and recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (Continued)

In addition to the matters identified above, GCP and its subsidiaries, from time to time, are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows.
Accounting for Contingencies
Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed its risk and has made accounting estimates and disclosures as required under GAAP.
Operating Leases
The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under non-cancelable operating leases with certain lease terms exceeding 40 years. GCP may extend the lease terms upon exercising renewal and extension options subject to the terms and conditions of the lease agreements. Base annual rent for the leased facilities, vehicles and equipment is subject to escalating payments over the lease terms and annual increases based on market rates. Additional payments under the terms and conditions of the lease agreements include GCP's proportionate share of operating expenses and real estate taxes for the leased facilities and certain variable payments related to excess mileage and usage charges for the leased vehicles and equipment.
At December 31, 2018, future minimum noncancelable payments for operating leases are as follows:

(in millions)
Year ending December 31,	Amount
2019	$12.1
2020	8.3
2021	4.6
2022	2.6
2023	1.9
Thereafter	28.1
Total	$57.6
GCP's rent expense for operating leases was $14.3 million, $15.1 million and $14.0 million, respectively, during the years ended December 31, 2018, 2017 and 2016.

11. Restructuring Expenses, Asset Impairments and Repositioning Expenses
GCP's Board of Directors approves all major restructuring and repositioning programs. Restructuring may involve the discontinuation of significant product lines or the shutdown of significant facilities. From time to time, GCP takes additional restructuring actions, including involuntary employee terminations that are not a part of a major program. Repositioning activities generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint.
2018 Restructuring and Repositioning Plan (the “2018 Plan”)
On August 1, 2018, the Company's Board of Directors approved a business restructuring and repositioning plan. The 2018 Plan is designed to streamline operations and improve profitability primarily within the concrete admixtures product line of the SCC segment by focusing on the Company's core markets, rationalizing non-profitable geographies, reducing its global cost structure and accelerating the integration of VERIFI® into the Company’s global admixtures business.
The Company expects to incur total costs in connection with the 2018 Plan ranging from approximately $31 million to $35 million, of which costs ranging from approximately $20 million to $24 million are related to restructuring activities, and costs of approximately $11 million are related to repositioning activities.

Notes to Consolidated Financial Statements (Continued)

Total expected restructuring activity costs consist of approximately $13 million to $15 million of severance and other employee-related costs, $4 million of asset impairment charges, $1 million to $2 million of facility exit costs and $2 million to $3 million of other associated costs. Total expected restructuring activity costs are attributable as follows: (i) $18.0 million to $21.0 million to the SCC segment and (ii) $2.0 million to $3.0 million to the SBM segment. Substantially all of the restructuring actions are expected to be completed by December 31, 2019 and result in the net reduction of approximately 8%-10% of the Company's workforce.
Repositioning costs consist primarily of consulting services to assist GCP in advancing its technology strategy. Total costs expected to be incurred for repositioning activities are approximately $11 million, of which $5.3 million has been incurred as of December 31, 2018. Substantially all of the repositioning activities are expected to be completed by December 31, 2019.
As of December 31, 2018, the cumulative restructuring activity costs recognized under the 2018 Plan since its inception were $16.0 million, of which $13.6 million were attributable to the SCC segment and $2.4 million were attributable to the SBM segment. Cumulative restructuring activity costs of $16.0 million incurred to date consisted of $11.4 million of severance and employee-related costs, $0.6 million of facility exit costs, as well as $4.0 million of asset impairment charges.
With the exception of asset impairments, the Company expects to settle in cash substantially all of the restructuring and repositioning costs related to the 2018 Plan.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, the Board of Directors approved a restructuring and repositioning plan that includes actions to streamline GCP's operations, reduce its global cost structure and reposition itself as a construction product technologies company.
GCP expects to incur total costs in connection with the 2017 Plan of approximately $30 million, of which $20 million is related to restructuring activities and asset impairments, and $10 million is related to repositioning activities.
Total expected restructuring activity costs consist of approximately $18 million of severance and other employee-related costs, and $2 million of asset impairments and facility exit costs. Total expected restructuring activity costs are attributable as follows: (i) $5 million to the SCC segment, (ii) $3 million to the SBM segment, (iii) $3 million to the Corporate function and (iv) $9 million to discontinued operations. The restructuring activities were substantially completed as of December 31, 2018. Total costs expected to be incurred for repositioning activities are $10 million. Additionally, GCP expects to incur approximately $10 million to $15 million of capital expenditures related to repositioning activities, which includes the build-out of two manufacturing plants in Asia Pacific that will replace shared facilities sold as a part of the Darex divestiture. GCP expects all of its repositioning activities to be classified within continuing operations, and such repositioning activities should be substantially completed by March 31, 2020.
As of December 31, 2018, the cumulative restructuring activity costs recognized under the 2017 Plan since its inception were $18.9 million which were attributable as follows: (i) $4.6 million to the SCC segment, (ii) $3.3 million to the SBM segment, (iii) $2.9 million to the Corporate function and (iv) $8.1 million to discontinued operations. Cumulative restructuring activity costs of $18.9 million incurred to date consisted of $17.4 million of severance and employee-related costs, as well as $1.3 million of asset impairment charges and $0.2 million of facility exit costs. As of December 31, 2018, the cumulative repositioning activity costs and capital expenditures recognized for the 2017 Plan since its inception were approximately $8.8 million and $7.4 million, respectively. As of December 31, 2018, cumulative cash payments made for repositioning under the 2017 Plan from its inception amounted to $14.1 million, including capital expenditures. The Company expects to settle in cash substantially all of the costs related to the 2017 Plan.

Notes to Consolidated Financial Statements (Continued)

Restructuring Expenses and Asset Impairments
The following restructuring expenses and asset impairment charges were incurred under the 2018 and 2017 Plans and other plans during each period:

	Year Ended December 31,
(In millions)	2018	2017	2016
Severance and other employee costs	$10.1	$19.9	$1.9
Facility exit costs	0.6	0.2	—
Asset impairments	4.5	1.2	—
Total restructuring expenses and asset impairments	$15.2	$21.3	$1.9
Less: restructuring expenses and asset impairments reflected in discontinued operations	0.4	7.8	—
Total restructuring expenses and asset impairments from continuing operations	$14.8	$13.5	$1.9
GCP incurred restructuring expenses and asset impairment charges related to its two operating segments and Corporate function as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
SCC	$12.5	$6.2	$1.2
SBM	1.9	4.1	0.7
Corporate	0.4	3.2	—
Total restructuring expenses and asset impairments from continuing operations	$14.8	$13.5	$1.9
Restructuring expenses and asset impairments reflected in discontinued operations	0.4	7.8	—
Total restructuring expenses and asset impairments	$15.2	$21.3	$1.9
Restructuring liabilities were $10.2 million and $12.8 million, respectively, as of December 31, 2018 and 2017. These liabilities are included within “Other current liabilities” in the Consolidated Balance Sheets. GCP expects to settle in cash substantially all of the remaining liabilities related to the 2017 Plan by March 31, 2019, and substantially all of the remaining liabilities related to the 2018 Plan by December 31, 2019.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s restructuring liability activity:

	2018 Plan		2017 Plan
(In millions)	Severance and other employee costs	Facility exit costs	Severance and other employee costs	Facility exit costs	Other plans	Total
Balance, December 31, 2015	$—	$—	$—	$—	$1.4	$1.4
Expenses	—	—	—	—	1.9	$1.9
Payments	—	—	—	—	(3.6)	$(3.6)
Impact of foreign currency and other	—	—	—	—	1.4	$1.4
Balance, December 31, 2016	—	—	—	—	1.1	$1.1
Expenses(1)	—	—	19.5	0.1	0.5	$20.1
Payments	—	—	(8.0)	—	(0.5)	$(8.5)
Impact of foreign currency and other	—	—	0.1	—	—	$0.1
Balance, December 31, 2017	—	—	11.6	0.1	1.1	$12.8
Expenses(1)	11.4	0.6	(1.9)	—	0.6	$10.7
Payments	(3.6)	(0.4)	(7.5)	(0.1)	(1.2)	$(12.8)
Impact of foreign currency and other	(0.1)	—	(0.4)	—	—	$(0.5)
Balance, December 31, 2018	$7.7	$0.2	$1.8	$—	$0.5	$10.2
__________________________

(1)
Asset impairment charges are not recorded through the restructuring liability and therefore, are not included in the table above. Asset impairment charges of $4.5 million and $1.2 million, respectively, for the years ended December 31, 2018 and 2017 are related to the 2018 and 2017 Plans as well as other plans and recorded as a reduction to "Properties and equipment, net" in the Consolidated Balance Sheets. During the year ended December 31, 2018, GCP recognized asset impairment charges of $4.5 million, of which $4.3 million was attributable to the SCC segment and $0.2 million was attributable to the SBM segment. During the year ended December 31, 2017, GCP recognized asset impairment charges of $1.2 million which were attributable to the SCC segment.

Repositioning Expenses
Repositioning Expenses - 2018 Plan and 2017 Plan
Repositioning expenses associated with the 2018 and 2017 Plans are primarily related to consulting, other professional services and recruitment costs associated with the Company's organizational realignment and advancing its technology strategy. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expense and capital expenditures could increase or decrease and the timing of incurrence could change.
During the year ended December 31, 2018, GCP incurred repositioning expenses of $5.3 million and made cash payments of $0.2 million related to the 2018 Plan.
During the years ended December 31, 2018 and 2017, GCP incurred repositioning expenses of $4.3 million and $4.5 million, respectively, related to the 2017 Plan. During the years ended December 31, 2018 and 2017, total cash payments related to such repositioning expenses were $5.3 million and $2.0 million, respectively. Additionally, cash paid for capital expenditures related to the 2017 Plan were $6.8 million in 2018.
Separation-Related Repositioning Expenses
Post-Separation, GCP incurred expenses related to its transition to a stand-alone public company and completed these activities as of December 31, 2017. Total costs incurred in connection with such activities were $20.6 million. The Company did not incur any costs related to such activities during the year ended December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

The following separation-related repositioning expenses were incurred during the periods presented:

	Year Ended December 31,
(In millions)	2017	2016
Professional fees	$3.4	$7.8
Software and IT implementation fees	0.9	3.0
Employee-related costs	1.0	4.5
Total	$5.3	$15.3

Total cash payments for the year ended December 31, 2017 were $4.2 million for professional fees and employee-related costs, as well as $1.9 million for capital-related expenditures. Total cash payments for the year ended December 31, 2016 were $17.7 million for professional fees and employee-related costs, $6.9 million for capital-related expenditures and $2.5 million for taxes.

12. Other Comprehensive (Loss) Income
The following tables present the pre-tax, tax and after-tax components of GCP's other comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018
(In millions)	Pre-Tax Amount	Tax Benefit/(Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans
Assumption of net prior service cost	$(3.2)	$0.6	$(2.6)
Benefit plans, net	(3.2)	0.6	(2.6)
Currency translation adjustments(1)	(31.8)	—	(31.8)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(34.9)	$0.6	$(34.3)

	Year Ended December 31, 2017
(In millions)	Pre-Tax Amount	Tax (Expense)/Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans
Amortization of net prior service credit	$(0.2)	$—	$(0.2)
Assumption of net prior service credit	0.7	(0.2)	0.5
Benefit plans, net	0.5	(0.2)	0.3
Currency translation adjustments(1)	61.7	—	61.7
Loss from hedging activities	(0.2)	0.1	(0.1)
Other comprehensive income attributable to GCP shareholders	$62.0	$(0.1)	$61.9

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
(In millions)	Pre-Tax Amount	Tax (Expense)/Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans
Amortization of net prior service credit	$(0.1)	$—	$(0.1)
Amortization of net actuarial gain	0.1	—	0.1
Assumption of net prior service credit	1.2	(0.4)	0.8
Assumption of net actuarial loss	(1.1)	0.4	(0.7)
Other changes in funded status	(0.1)	—	(0.1)
Benefit plans, net	—	—	—
Currency translation adjustments(1)	(19.9)	—	(19.9)
Gain from hedging activities	—	—	—
Other comprehensive loss attributable to GCP shareholders	$(19.9)	$—	$(19.9)
__________________________

(1)	Currency translation adjustments did not have a corresponding tax effect.
The following tables present the changes in accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2018, 2017 and 2016.

	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
(In millions)
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)
Other comprehensive (loss) income before reclassifications	(2.6)	(31.8)	0.2	(34.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(0.1)	(0.1)
Net current-period other comprehensive (loss) income	(2.6)	(31.8)	0.1	(34.3)
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2016	$0.1	$(147.7)	$—	$(147.6)
Other comprehensive income (loss) before reclassifications	0.3	61.7	(0.7)	61.3
Amounts reclassified from accumulated other comprehensive income	—	—	0.6	0.6
Net current-period other comprehensive income (loss)	0.3	61.7	(0.1)	61.9
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)

Notes to Consolidated Financial Statements (Continued)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2015	$0.1	$(127.8)	$—	$(127.7)
Other comprehensive loss before reclassifications	—	(19.9)	(1.2)	(21.1)
Amounts reclassified from accumulated other comprehensive income	—	—	1.2	1.2
Net current-period other comprehensive loss	—	(19.9)	—	(19.9)
Balance, December 31, 2016	$0.1	$(147.7)	$—	$(147.6)
GCP is a global enterprise operating in over 30 countries with local currency generally deemed to be the functional currency for accounting purposes. The currency translation adjustments reflect translation of the balance sheets valued in functional currencies to the U.S. dollar as of the end of each period presented and translation of revenues and expenses at average exchange rates for each period presented.
As of June 30, 2018, GCP concluded that Argentina is a highly inflationary economy since the three-year cumulative inflation rates commonly used to evaluate Argentina’s inflation currently exceed 100%. As a result, GCP began accounting for its operations in Argentina as a highly inflationary economy effective July 1, 2018. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" for further discussion of foreign currency translation of highly inflationary economies.
Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans" for a discussion of pension plans and other postretirement benefit plans.

13. Related Party Transactions and Transactions with Grace
Related Parties
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Transition Services Agreement
In connection with the Separation, the Company entered into a transition services agreement pursuant to which GCP and Grace provided various services to each other on a temporary, transitional basis. The services provided by Grace to GCP included information technology, treasury, tax administration, accounting, financial reporting, human resources and other services. Following the Separation, Grace and GCP provided some of these services on a transitional basis, generally for a period of up to 18 months. During the year ended December 31, 2017, the activities related to the transition services agreement were complete.
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes, including any related interest, penalties or audit adjustments, reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes, including any related interest, penalties or audit adjustments, reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of December 31, 2018 and 2017, GCP has recorded $3.9 million and $7.2 million, respectively, of indemnified receivables in "Other assets" and $1.8 million and $2.7 million, respectively, of indemnified payables in "Other current liabilities" in the Consolidated Balance Sheets

Notes to Consolidated Financial Statements (Continued)

In addition, the Tax Sharing Agreement imposes certain restrictions on GCP and its subsidiaries, including restrictions on share issuances, business combinations, sales of assets and similar transactions, that are designed to preserve the qualification of the Distribution, together with certain related transactions, under Section 355 and certain other relevant provisions of the Code. In the event that the Distribution, together with certain related transactions, does not qualify under Section 355 and certain other relevant provisions of the Code, then the Tax Sharing Agreement provides specific rules for allocating tax liabilities. In general, under the Tax Sharing Agreement, each party is expected to be responsible for any taxes imposed on and certain related amounts payable by GCP or Grace that arise from the failure of the Distribution and certain related transactions to qualify under Section 355 and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by such party in the Tax Sharing Agreement.
Parent Company Equity
Net transfers to parent are included within "Net parent investment" on the Consolidated Statements of Stockholders' Equity (Deficit). The components of the "Net transfer to parent" as of December 31, 2016 is presented below.

(In millions)	Year Ended December 31, 2016
Cash pooling and general financing activities	$(688.0)
GCP expenses funded by parent	6.6
Corporate costs allocations	2.0
Provision for income taxes	4.3
Total "Net transfer to parent", per Consolidated Statements of Stockholders' Equity (Deficit)	(675.1)
Other, net	(83.6)
"Transfers to parent, net" per Consolidated Statements of Cash Flows	$(758.7)
During the years ended December 31, 2018 and 2017, there were no adjustments to the parent company equity. During the year ended December 31, 2016, "Other, net" presented in the table above was related to the non-cash transfer from the parent which consisted primarily of: (i) approximately $44 million of net pension liabilities, (ii) approximately $23 million of fixed assets and (iii) the non-cash settlement of approximately $36 million of the related-party debt, deferred tax items, and other items.
GCP used proceeds from the Notes and Credit Facilities to fund a distribution to Grace in an amount of $750.0 million related to the Separation. This distribution is reflected as a component of transfers to parent in the table above.
14. Stock Incentive Plans
On May 11, 2017, GCP filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 8,000,000 shares of Common Stock, par value $0.01 per share, that may be issued under the GCP Applied Technologies Inc. Equity and Incentive Plan (the "Plan"), as amended and restated on February 28, 2017. GCP provides certain key employees equity awards in the form of stock options, restricted stock units (“RSUs”) and performance-based stock units (“PBUs”) under the Plan. Certain employees and members of the Board of Directors are eligible to receive stock-based compensation, including stock, stock options, RSUs and PBUs.
Stock-Based Compensation Accounting
Total stock-based compensation expense related to cash settled and non-cash settled awards is included in "Income (loss) from continuing operations before income taxes" in the Consolidated Statements of Operations and was $3.7 million, $9.2 million and $7.2 million, respectively, during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2018, the Company recorded a stock-based compensation expense reduction of $5.2 million related to remeasurement of PBUs granted in 2017 and 2018 based on their estimated expected payout at the end of the applicable performance period.

Notes to Consolidated Financial Statements (Continued)

The total income tax benefits recognized for stock-based compensation arrangements were $0.6 million, $4.8 million and $4.7 million, respectively, during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2016, the Company elected the early adoption of ASU 2016-9 which resulted in the recognition of additional tax benefits of $2.0 million during the year ended December 31, 2016.
Upon Separation from Grace on February 3, 2016, previously outstanding stock-based compensation awards granted under Grace’s equity compensation programs were adjusted to reflect the impact of the Separation. To preserve the aggregate intrinsic value of those Grace awards, as measured immediately before and immediately after the Separation, each holder of Grace stock-based compensation awards generally received an adjusted award consisting of either (i) both a stock-based compensation award denominated in Grace equity as it existed subsequent to the Separation and a stock-based compensation award denominated in GCP equity or (ii) solely a stock-based compensation award denominated in the equity of the company at which the person was employed following the Separation. Adjusted awards consisting of stock-based compensation awards denominated in GCP equity are considered issued under the Plan. These adjusted awards generally will be subject to the same vesting conditions and other terms that applied to the original Grace awards before the Separation. In accordance with provisions of the Employee Matters Agreement, GCP is obligated to settle all of the stock-based compensation awards denominated in GCP equity, regardless of whether the holders are employees of GCP or Grace. Likewise, Grace is obligated to settle all of the stock-based compensation awards denominated in Grace shares, regardless of whether the holders are employees of GCP or Grace. As a result, GCP recorded a liability for cash-settled awards held by Grace employees.
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the Plan, GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the years ended December 31, 2018 and 2017, GCP retained approximately 45,100 and 47,000 shares, respectively, in a non-cash transaction under such provisions which were reflected as "Share Repurchases" in the Consolidated Statements of Equity (Deficit).
As of December 31, 2018, approximately 8.4 million shares of common stock were reserved and available for future grant under the Plan.
On February 21, 2019, the compensation committee and the Board of Directors authorized and approved the 2019 annual grant which had a value of approximately $10.4 million and consisted of approximately 240,000 options, 113,000 RSUs and a certain number of PSUs with a grant date of February 21, 2019. The Company is currently estimating the grant date fair value of PBUs and the number of PSUs included in the 2019 annual grant.
Stock Options
Stock options are non-qualified and are granted at exercise prices not less than 100% of the fair market value on the grant date. The awards issued before February 28, 2017 were granted at the exercise price equal to fair market value on the grant date determined as the average of the high market price and low market price of the Company’s stock from that trading day. The awards issued after February 28, 2017 were granted at the exercise price equal to fair market value on the grant date determined as the market closing price of the Company’s stock on that date. Stock option awards granted typically have a contractual term of five to ten years from the original date of grant. Generally, stock options vest in substantially equal amounts each year over three years from the date of grant.
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the years ended December 31, 2018, 2017 and 2016:

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
Assumptions used to calculate expense for stock options:	2018	2017	2016
Risk-free interest rate	2.68 - 2.80%	1.83 - 2.11%	0.93 - 1.24%
Average life of options (years)	5.5 - 6.5	5.5 - 6.5	4 - 5
Volatility	27.91 - 30.65%	31.42 - 31.96%	29.6 – 33.2%
Weighted average grant date fair value per stock option	$10.63	$9.17	$4.89
The following table sets forth the information related to stock options denominated in GCP stock during the year ended December 31, 2018:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2017	1,636	$18.94	3.78	$21,597
Options exercised	(324)	16.85
Options forfeited/expired/canceled	(35)	26.29
Options granted	241	31.31
Outstanding, December 31, 2018	1,518	$21.18	3.75	$7,145
Exercisable, December 31, 2018	967	$18.89	2.53	$5,687
Vested and expected to vest, December 31, 2018	1,505	$21.12	3.73	$7,132
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of December 31, 2018 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the years ended December 31, 2018, 2017 and 2016 was $4.8 million, $9.8 million and $9.3 million, respectively.
At December 31, 2018, total unrecognized stock-based compensation expense for stock options outstanding was $0.9 million and is expected to be recognized over the weighted-average period of approximately one year.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. In accordance with the Employee Matters Agreement, certain previously outstanding RSUs and PBUs granted under Grace's equity compensation programs prior to the Separation were adjusted upon Separation such that holders of these original Grace RSUs and PBUs received RSUs denominated in GCP equity.
As of December 31, 2018, $2.9 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately one year.
RSUs
The Company grants RSUs which are time-based, non-performance units. RSUs generally vest over a three year period, with some awards vesting in substantially equal amounts each year over three years and some awards vesting 100% after the third year from the date of grant. A smaller number of RSUs were designated as sign-on awards which are used for purposes of attracting key employees and covering outstanding awards from prior employers. Such awards vest 100% after two years from the date of grant.
RSUs are recorded at fair value on the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date. The cash settled awards are considered liability awards, with the liability being remeasured each reporting period

Notes to Consolidated Financial Statements (Continued)

based on GCP’s then current stock price. The expense related to the liability awards was not material during the years ended December 31, 2018, 2017 and 2016. All liability awards were settled in cash during the year ended December 31, 2018.
The following table sets forth the RSU activity for the year ended December 31, 2018:

RSU Activity:	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	406	$19.15
RSU's settled	(159)	18.42
RSU's forfeited	(13)	28.20
RSU's granted	129	29.28
Outstanding, December 31, 2018	363	$22.76
Expected to vest as of December 31, 2018	355	$22.70
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $29.28, $26.44 and $17.36 per share, respectively. During the years ended December 31, 2018, 2017 and 2016, GCP distributed 117,000 shares, 107,000 shares and 25,000 shares, respectively, and used $1.2 million, $0.9 million and $0.5 million of cash, respectively, to settle RSUs upon vesting. GCP expects to settle in stock all future RSU vestings. The fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $4.8 million, $3.8 million and $0.7 million, respectively.
PBUs
PBUs are performance-based units which are granted by the Company either with or without market conditions. PBUs granted prior to 2017 are recorded at fair value on the grant date. The performance criteria for PBUs granted in 2016 is based on a 3-year cumulative adjusted earnings per share measure. The number of shares earned by employees who receive 2016 PBU grants is based on the achievement of applicable performance targets related to such measure and can range between 0% to 200%. These awards will be settled in 2019 once the actual performance against the cumulative adjusted earnings per share measure based on fiscal years 2016-2018 is certified by the Compensation Committee. Beginning with the annual PBU grant during the three months ended March 31, 2017, the performance criteria for PBUs included a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index ("the Index"). The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to the employee. The 2018 and 2017 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
Assumptions used to calculate expense for PBUs:	2018	2017
Expected term (remaining performance period)	2.86 years	2.84 years
Expected volatility	28.56%	28.00%
Risk-free interest rate	2.38%	1.41%
Expected dividends	—	—
Correlation coefficient	38.98%	46.83%
Average correlation coefficient of constituents	39.96%	42.33%
During the year ended December 31, 2018, GCP granted 149,974 PBUs to the Company employees. The weighted average grant date fair value of PBUs granted during the year ended December 31, 2018 was $34.20. During the year ended December 31, 2018, 6,177 of these PBUs were forfeited. None of these PBUs vested during the year ended December 31, 2018.
PBUs that were granted during the year ended December 31, 2017 to the Company employees remain outstanding as of December 31, 2018 and the weighted average grant date fair value of these awards was $28.29. During the year ended December 31, 2018, 12,524 of these awards were forfeited. None of these PBUs vested during the year ended December 31, 2018.
PBUs that were granted during the year ended December 31, 2016 to the Company employees remain outstanding as of December 31, 2018 and the weighted average grant date fair value of these awards was $17.04. During the year ended December 31, 2018, none of these awards were forfeited or vested.
15. Operating Segment and Geographic Information
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through its two operating and reportable segments. Specialty Construction Chemicals ("SCC") operating segment manufactures and markets concrete admixtures and cement additives. Specialty Building Materials ("SBM") operating segment manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, as well as fireproofing and other products designed to protect the building envelope.

Notes to Consolidated Financial Statements (Continued)

Operating Segment Data
The following table presents information related to GCP's operating segments:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net Sales
Specialty Construction Chemicals	$643.5	$615.7	$623.8
Specialty Building Materials	481.9	468.7	422.7
Total net sales	$1,125.4	$1,084.4	$1,046.5
Segment Operating Income
Specialty Construction Chemicals segment operating income	$40.2	$63.4	$72.6
Specialty Building Materials segment operating income	113.6	109.4	114.0
Total segment operating income	$153.8	$172.8	$186.6
Depreciation and Amortization
Specialty Construction Chemicals	$24.2	$21.3	$20.0
Specialty Building Materials	14.7	13.2	9.6
Corporate	3.1	2.3	0.2
Total depreciation and amortization	$42.0	$36.8	$29.8
Capital Expenditures
Specialty Construction Chemicals	$28.8	$23.9	$23.6
Specialty Building Materials	12.8	8.5	5.7
Corporate	13.4	12.6	11.6
Total capital expenditures	$55.0	$45.0	$40.9
Total Assets
Specialty Construction Chemicals	$408.6	$419.9	$335.9
Specialty Building Materials	427.8	409.3	273.3
Corporate	441.4	851.3	317.2
Assets held for sale	4.1	22.5	163.4
Total assets	$1,281.9	$1,703.0	$1,089.8
Reconciliation of Operating Segment Data to Financial Statements
Corporate expenses directly related to the operating segments are allocated to the segment's operating income. GCP excludes from the segments' operating income certain functional costs, certain impacts of foreign currency exchange (related primarily to Argentina for the year ended December 31, 2018 and Venezuela for periods up through its deconsolidation date of July 3, 2017, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies"), as well as other corporate costs included in the table below. GCP also excludes from the segment's operating income certain ongoing defined benefit pension costs recognized during each reporting period, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance since such costs are not managed at an operating segment level.

Notes to Consolidated Financial Statements (Continued)

Total segment operating income for the years ended December 31, 2018, 2017 and 2016 are reconciled below to "Income (loss) from continuing operations before income taxes" presented in the Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2018	2017	2016
Total segment operating income	$153.8	$172.8	$186.6
Corporate costs(1)	(27.3)	(36.4)	(38.4)
Certain pension costs	(7.6)	(9.0)	(7.2)
Loss on sale of product line	—	(2.1)	—
Currency and other financial losses in Venezuela	—	(39.1)	—
Litigation settlement	—	(4.0)	—
Legacy product, environmental and other claims	—	(0.6)	—
Repositioning expenses	(9.6)	(9.8)	(15.3)
Restructuring expenses and asset impairments	(14.8)	(13.5)	(1.9)
Pension MTM adjustment and other related costs, net	8.7	(14.1)	(22.6)
Gain on termination and curtailment of pension and other postretirement plans	0.2	6.6	0.8
Third-party and other acquisition-related costs	(2.5)	(6.8)	(0.6)
Other financing costs	—	(6.0)	(1.2)
Amortization of acquired inventory fair value adjustment	(0.2)	(2.9)	(1.3)
Tax indemnification adjustments	(0.5)	(2.8)	—
Interest expense, net(2)	(88.9)	(61.1)	(64.6)
Currency losses in Argentina	(1.1)	—	—
Net income attributable to noncontrolling interests	0.3	0.5	1.0
Income (loss) from continuing operations before income taxes	$10.5	$(28.3)	$35.3
______________________________

(1)
Management allocates certain corporate costs to each operating segment to the extent such costs are directly attributable to the segments. For the years ended December 31, 2017 and 2016, corporate costs include approximately $5.4 million and $10.3 million, respectively, that were not allocated to the Darex operating segment as such costs did not meet the criteria to be reclassified to discontinued operations. During the three months ended September 30, 2017, the Company began allocating these costs to the SCC and SBM operating segments.

(2)
Interest expense, net includes a loss of $59.8 million as a result of debt refinancing transaction completed on April 10, 2018. Please refer to Note 6, "Debt and Other Borrowings" for further information on the transaction.

Notes to Consolidated Financial Statements (Continued)

Sales by Product Group
The following table sets forth sales by product group within the SCC operating segment and the SBM operating segment during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In millions)	2018	2017	2016
Specialty Construction Chemicals:
Concrete	$478.9	$455.6	$469.1
Cement	164.6	160.1	154.7
Total SCC Sales	$643.5	$615.7	$623.8
Specialty Building Materials:
Building Envelope	$284.4	$263.3	$236.3
Residential Building Products	80.9	80.3	89.2
Specialty Construction Products	116.6	125.1	97.2
Total SBM Sales	$481.9	$468.7	$422.7
Total Sales	$1,125.4	$1,084.4	$1,046.5
Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data
The following table sets forth net sales information related to the geographic areas in which GCP operates:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net Sales
United States	$538.8	$509.2	$476.6
Canada and Puerto Rico	32.2	31.5	32.5
Total North America	571.0	540.7	509.1
Europe Middle East Africa	240.7	244.5	225.6
Asia Pacific	245.6	229.2	241.2
Latin America	68.1	70.0	70.6
Total	$1,125.4	$1,084.4	$1,046.5
Sales are attributed to geographic areas based on customer locations. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the years ended December 31, 2018, 2017 and 2016. There were no customers within the SCC and SBM segments that individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, 2018, 2017, or 2016. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of December 31, 2018 and 2017.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth long-lived asset information related to the geographic areas in which GCP operates:

	Year Ended December 31,
(In millions)	2018	2017
Properties and Equipment, net
United States	$150.1	$138.5
Canada and Puerto Rico	3.0	3.1
Total North America	153.1	141.6
Europe Middle East Africa (EMEA)	27.6	32.1
Asia Pacific	35.0	31.4
Latin America	9.4	11.5
Total	$225.1	$216.6
Goodwill, Intangibles and Other Assets
United States	$107.4	$109.0
Canada and Puerto Rico	7.8	7.7
Total North America	115.2	116.7
Europe Middle East Africa (EMEA)	169.8	151.2
Asia Pacific	17.5	18.6
Latin America	22.4	27.3
Total	$324.9	$313.8

Total long-lived assets located in the United Kingdom represented approximately 20% of total long-lived assets as of December 31, 2018 and 2017. With the exception of the U.S. and the United Kingdom, there are no other individually significant countries with long-lived assets exceeding 10% of total long-lived assets as of December 31, 2018 and 2017.

Notes to Consolidated Financial Statements (Continued)

16. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted (loss) earnings per share:

	Year Ended December 31,
(In millions, except per share amounts)	2018	2017	2016
Numerators
(Loss) income from continuing operations attributable to GCP shareholders	$(16.1)	$(110.9)	$27.6
Income from discontinued operations, net of income taxes	31.3	664.3	45.2
Net income attributable to GCP shareholders	$15.2	$553.4	$72.8
Denominators
Weighted average common shares—basic calculation	72.1	71.5	70.8
Dilutive effect of employee stock awards (1)	—	—	0.9
Weighted average common shares—diluted calculation	72.1	71.5	71.7
Basic (loss) earnings per share
(Loss) income from continuing operations attributable to GCP shareholders	$(0.22)	$(1.55)	$0.39
Income from discontinued operations, net of income taxes	$0.43	$9.29	$0.64
Net income attributable to GCP shareholders(2)	$0.21	$7.74	$1.03
Diluted (loss) earnings per share(1)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.22)	$(1.55)	$0.38
Income from discontinued operations, net of income taxes	$0.43	$9.29	$0.63
Net income attributable to GCP shareholders(2)	$0.21	$7.74	$1.02
_______________________________

(1)	Dilutive effect not applicable to the periods in which GCP generated a loss from continuing operations.

(2)	Amounts may not sum due to rounding.
GCP uses the treasury stock method to compute diluted (loss) earnings per share. During the years ended December 31, 2018 and 2017, there were no anti-dilutive shares based on the treasury stock method as a result of a loss from continuing operations incurred during the periods then ended. During the year ended December 31, 2016, 0.2 million of anti-dilutive stock awards were excluded from the computation of diluted earnings per share based on the treasury stock method as a result of an income from continuing operations generated during the period.
As of December 31, 2018 and 2017, total outstanding options of 1.5 million and 1.6 million, respectively, and total outstanding RSUs of 0.4 million as of the end of each period were excluded from the computation of diluted loss per share due to a loss from continuing operations incurred during the years ended December 31, 2018 and 2017.
The following table sets forth the weighted average options and RSUs excluded from the computation of dilutive shares and diluted loss per share that would've been reflected in the "Dilutive effect of employee stock awards" line in the table above:

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(In millions of shares)	2018	2017	2016
Dilutive effect:
Options(1)	0.4	0.6	N/A
RSUs(1)(2)	0.3	0.4	N/A
________________________________

(1)	N/A - Dilutive effect is included in computation of diluted earnings per share under the treasury stock method for periods in which GCP generated income from continuing operations.

(2)	For the year ended December 31, 2018, shares include the weighted average PBU's outstanding relating to the 2016 PBU grant, as the measurement period has ended.
    During the years ended December 31, 2018 and 2017, GCP withheld and retained approximately 45,100 and 47,000 shares, respectively, of Company common stock in a non-cash transaction with a cost of $1.4 million and $1.3 million, respectively, in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the years ended December 31, 2018 and 2017, payments for tax withholding obligations related to employee equity awards were $1.4 million and $1.3 million, respectively.

17. Acquisitions and Dispositions
Acquisitions Completed in 2018
Clydebridge Holdings Limited
On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited (the "RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The acquisition is expected to strengthen GCP’s position in the U.K. waterproofing market and complement its product portfolio within the SBM operating segment by adding waterproofing capabilities for a wider range of projects. The aggregate purchase price of $29.7 million (at the date of acquisition), net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.1 million. The purchase price is subject to normal and customary purchase price adjustments.
At the closing of the acquisition of RIW, a portion of the consideration was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. There were no amounts released from the escrow to the sellers as of December 31, 2018.
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations ("ASC 805"). The operating results of RIW have been reflected in the results of operations for the SBM operating segment from the date of the acquisition.
The Company used a market participant approach to record the assets acquired and liabilities assumed in the RIW acquisition. The purchase price allocation is based on a preliminary valuation and is subject to further adjustments within the measurement period as additional information becomes available related to the fair value of such assets acquired and liabilities assumed. The fair values of inventory, intangible assets, accrued liabilities, tax-related matters and residual goodwill were preliminary as of December 31, 2018. The Company will refine such fair value estimates as new information becomes available during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from the acquisition date.
Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired and has been assigned to the SBM operating segment. Goodwill is primarily the result of expected synergies from combining the operations of RIW with GCP's operations and is not deductible for tax purposes.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the acquisition based upon its estimated fair value at the date of acquisition. Such balances are reflected in the Consolidated Balance Sheets as of December 31, 2018:

(In millions)	Net Assets Acquired
Accounts receivable (approximates contractual value)	$1.3
Inventories	0.5
Property, plant and equipment	0.1
Intangible assets	10.7
Goodwill	19.9
Accounts payable	(1.0)
Accrued liabilities	(0.1)
Deferred tax liabilities	(1.9)
Net assets acquired	$29.5
During the year ended December 31, 2018, the Company finalized certain closing adjustments with the seller and its purchase price allocation by recording a $0.2 million reduction in both consideration paid and inventories.
The following table presents the fair values of the intangible assets acquired and their weighted average amortization periods:

	Amount (in millions)	Weighted-Average Amortization Period (in years)
Customer relationships	$8.8	9
Developed technology	0.8	15
Trademarks and trade names	1.1	10
Total	$10.7
The Company used the income approach in accordance with the excess-earnings method to estimate the fair value of customer relationships, equal to the present value of the incremental after-tax cash flows attributable to the intangible asset. The Company used the income approach in accordance with the relief-from-royalty method to estimate the fair values of the trademarks and trade names, as well as developed technology which is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset.The total weighted average amortization period of the intangible assets acquired is 10 years using methods that approximate the pattern in which the economic benefits are expected to be realized.
Acquisition-related costs incurred for the RIW acquisition during the year ended December 31, 2018 were included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and were not material.
The Company did not present a proforma information summary for its consolidated results of operations for the year ended December 31, 2018 as if the acquisition of RIW occurred on January 1, 2017 because such results were not material.
Acquisitions Completed in 2017
Ductilcrete Technologies
On October 31, 2017, GCP acquired 100% of the share capital of Ductilcrete Technologies (the "Ductilcrete"), a U.S.-based technology leader for concrete engineered systems, for total consideration of $31.8 million, net of $1.5 million of cash acquired. The Company believes that the acquisition of Ductilcrete expands its technology platform with new product categories and engineered systems that will allow it to access a wider range of customers.

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
The Company allocated the acquisition purchase price to the assets acquired and liabilities assumed determined from a market participant perspective and recognized the excess as goodwill which has been assigned to the SCC operating segment. As of December 31, 2017, the Company recognized $14.0 million of goodwill, which is tax-deductible and will be amortized for tax purposes over 15 years. The goodwill is attributable to the revenue growth and operating synergies that GCP expects to realize from this acquisition.
During the year ended December 31, 2018, the Company finalized certain closing adjustments with the seller and its purchase price allocation by recording a $0.3 million reduction in both consideration paid and accounts receivable.
The following table summarizes the final allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the acquisition based upon their estimated fair values at the date of the acquisition. Such balances are reflected in the Consolidated Balance Sheets as of December 31, 2018:

(In millions)	Net Assets Acquired
Accounts receivable	$2.2
Other current assets	0.2
Properties and equipment	0.1
Goodwill	14.0
Intangible assets	15.5
Accounts payable	(0.2)
Net assets acquired	$31.8
The following table presents the fair values of the intangible assets acquired and their weighted average amortization periods:

	Amount (In millions)	Weighted-Average Amortization Period (in years)
Customer relationships	$10.2	11
Technology	4.5	13
Trademarks	0.8	10
Total	$15.5
Stirling Lloyd Plc
On May 17, 2017, GCP acquired 100% of the share capital of Stirling Lloyd Plc (the "Stirling Lloyd"), a UK-based global supplier of high-performance liquid waterproofing and coatings products, for total consideration of $91.1 million, net of $16.1 million of cash acquired. The Company believes that the addition of Stirling Lloyd and its products, which are used for the protection of infrastructure and buildings, opens new growth opportunities by offering additional selling channels for specialized end-market applications.

Notes to Consolidated Financial Statements (Continued)

The Company elected the early adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in conjunction with the acquisition of Stirling Lloyd, as described in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies", and accounted for the acquisition as a business combination. Stirling Lloyd's operating results have been reflected within the operating results of the SBM operating segment from the date of the acquisition. The Company allocated the acquisition purchase price to the assets acquired and liabilities assumed determined from a market participant perspective and recognized the excess of $59.6 million as goodwill which has been assigned to the SBM operating segment. Goodwill is attributable to the revenue growth and operating synergies that GCP expects to realize from this acquisition and is not deductible for tax purposes. During the year ended December 31, 2017, the Company finalized its purchase price allocation.
The following table summarizes the final allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the acquisition based upon its estimated fair value at the date of acquisition. Such balances are reflected in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

(In millions)	Net Assets Acquired
Accounts receivable	$6.8
Other current assets	3.1
Inventories	4.2
Properties and equipment	3.4
Goodwill	59.6
Intangible assets	26.9
Accounts payable	(2.9)
Other current liabilities	(4.2)
Other liabilities	(5.8)
Net assets acquired	$91.1
The following table presents the fair values of the intangible assets acquired and their weighted average amortization periods:

	Amount (In millions)	Weighted-Average Amortization Period (in years)
Customer relationships	$15.0	10
Technology	9.8	11
Trademarks	2.1	10
Total	$26.9
During the year ended December 31, 2018, the Company reached a settlement with the sellers of Stirling Lloyd related to certain warranty claims and received $3.1 million of proceeds released from an escrow account as a result of such settlement. The proceeds of $3.1 million were received after finalizing the purchase price allocation and completion of the measurement period. GCP recognized the proceeds in the results of operations during the year ended December 31, 2018, of which $2.6 million was included in "Other (income) expense, net" in the Consolidated Statements of Operations.
Revenue from RIW, Ductilcrete and Stirling Lloyd was not material individually, or in the aggregate, to the Company's consolidated revenue during the year ended December 31, 2018. Net income from RIW, Ductilcrete and Stirling Lloyd was not individually material to the Company’s consolidated (loss) income from continuing operations during the year ended December 31, 2018. In the aggregate, net income from RIW, Ductilcrete and Stirling Lloyd was $13.5 million during year ended December 31, 2018.
Supplemental Pro Forma Information
During the year ended December 31, 2017, GCP completed acquisitions of Ductilcrete and Stirling Lloyd, which when considered in aggregate, were material to the Company's Consolidated Financial Statements. Stirling

Notes to Consolidated Financial Statements (Continued)

Lloyd contributed revenue of $33.1 million and income from continuing operations of $2.8 million to GCP for the period from May 17, 2017 to December 31, 2017, and Ductilcrete contributed revenue of $1.2 million and income from continuing operations of $0.1 million to GCP for the period from October 31, 2017 to December 31, 2017.
The following unaudited pro forma summary presents consolidated results of operations for GCP and these business combinations as if they had occurred on January 1, 2016:

(In millions)	Pro forma year ended December 31, 2017 (unaudited)	Pro forma year ended December 31, 2016 (unaudited)
Revenue	$1,108.9	$1,101.3
(Loss) income from continuing operations	$(103.4)	$28.3
GCP reflected non-recurring pro forma adjustments directly attributable to the business combinations in the pro forma revenue and loss (income) from continuing operations reported above. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if these acquisitions had taken place on January 1, 2016. The non-recurring proforma adjustments are related to prepaid compensation expense, recognition of step-up in value of the acquired inventories adjusted to fair value on the acquisition date, interest expense and acquisition-related costs. These pro forma amounts have been calculated after applying GCP's accounting policies and adjusting the results of Stirling Lloyd and Ductilcrete to reflect the additional amortization expense that would have been charged assuming the intangible assets had been acquired on January 1, 2016.
During the year ended December 31, 2017, GCP incurred $2.1 million of acquisition-related costs for the Ductilcrete and Stirling Lloyd acquisitions, which are included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the year ended December 31, 2017 and reflected in the pro forma income from continuing operations for the year ended December 31, 2016 in the table above.
Acquisitions Completed in 2016
Acquisition of Halex Corporation
On November 9, 2016, GCP acquired 100% of the stock of Halex Corporation ("Halex"), a North American supplier of specialty moisture barrier flooring underlayment products, seam tapes, as well as other flooring and accessories, for total consideration of $46.0 million, net of $2.4 million of cash acquired. The acquisition has expanded GCP's building envelope product portfolio and provided growth opportunities within the SBM operating segment.
The acquisition of Halex was accounted for as a business combination. Goodwill of $14.7 million is tax-deductible and will be amortized for tax purposes over 15 years. The goodwill is attributable to the revenue growth and operating synergies that GCP expects to realize from this acquisition. Halex's operating results have been reflected within the operating results of the SBM operating segment from the date of the acquisition. The Company allocated the acquisition purchase price to the assets acquired and liabilities assumed determined from a market participant perspective and recognized the excess as goodwill which has been assigned to the SBM operating segment.
During the years ended December 31, 2018, 2017 and 2016 revenue and net income from Halex were not material to the Company's consolidated revenue and (loss) income from continuing operations. Acquisition-related costs incurred for the Halex acquisition during the year ended December 31, 2016 were included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations and were not material.
Disposal of Non-core Halex Net Assets
During the second quarter of 2017, the Company completed the sale of non-core carpet tack strip and plywood underlayment product lines that were acquired with Halex for approximately $3 million in cash. The Company recorded a $2.1 million loss related to the disposal of these non-core Halex net assets which is reflected in "Other (income) expense, net" in the Consolidated Statements of Operations. The transaction included the disposal of $1.3 million in related goodwill and $1.5 million in customer relationships intangible assets within the SBM segment.

Notes to Consolidated Financial Statements (Continued)

18. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the year ended December 31, 2018, the Company completed the delayed closings in Argentina, Colombia, Peru and China and recorded an after-tax gain of $31.5 million on the sale of the delayed close entities in these countries. During the year ended December 31, 2017, the Company recorded an after-tax gain of $678.9 million on the sale of the Darex entities that closed on July 3, 2017. In January 2019, the delayed closing in Indonesia was completed. The Company estimates that it will record a pre-tax gain during the three months ended March 31, 2019 ranging between approximately $8.0 million to $11.0 million based on $13.1 million of proceeds received on July 3, 2017 related to the Darex business in Indonesia, subject to normal and customary closing adjustments. The remaining delayed closing in Venezuela is expected to be completed during the year ended December 31, 2019. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “Income from discontinued operations, net of income taxes” in the Consolidated Statements of Operations, which are adjusted for an economic benefit payable to or recovered from Henkel, as applicable for each reporting period.
As of December 31, 2017, a liability of $55.1 million and $13.6 million, respectively, related to the consideration received by GCP for the delayed closings was recognized in “Other current liabilities” and “Other liabilities." During the year ended December 31, 2018, GCP reduced the liability by $55.1 million which consisted primarily of the sale proceeds received on July 3, 2017 for the delayed closings in Argentina, Colombia, Peru, and China completed during the period then ended. The remaining liability of $13.6 million for the consideration received on the closing date related to the remaining delayed closing countries is recorded in “Other current liabilities” as of December 31, 2018.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In millions)	2018	2017
Net proceeds included in gain	$55.4	$996.3
Less: Transaction costs	—	15.9
Less: Net assets derecognized	11.9	99.6
Gain recognized before income taxes	43.5	880.8
Less: Tax effect of gain recognized	12.0	201.9
Gain recognized after income taxes	$31.5	$678.9
In connection with the Disposition and related tax gain, as noted above, the Company recorded tax expense of $12.0 million and $201.9 million, respectively, within discontinued operations during the years ended December 31, 2018 and 2017. The tax effect of the gain for the year ended December 31, 2018 reflects the Company's final calculations based on the filing of its U.S. income tax returns in October, 2018. As a result of the Disposition, GCP recorded an unrecognized tax benefit of $32.4 million, which is reflected in the tax effect of the gain and within income tax expense in discontinued operations for the year ended December 31, 2017. There was no unrecognized tax benefit recorded in discontinued operations during the year ended December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

In connection with the Disposition, the Company and Henkel also entered into a Transition Services Agreement pursuant to which Henkel and the Company will provide various services to each other in connection with the transition of the Darex business to Henkel. The Company and Henkel expect to perform these services, which relate to real estate, information technology, accounts payable, payroll and other financial functions and administrative services, for various periods up to 24 months following the closing date. The charges for such services generally allow the servicing party to recover all out-of-pocket costs and expenses and are recorded in "Other (income) expense, net" on the Consolidated Statements of Operations.
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
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. GCP has recorded an indemnification payable of $0.9 million and $3.3 million, respectively, in this regard as a result of the Disposition as of December 31, 2018 and 2017.
The following table sets forth the components of "Income from discontinued operations, net of income taxes" in the Statements of Operations:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net sales	$15.7	$169.5	$309.3
Cost of goods sold	15.9	111.9	198.2
Gross profit	(0.2)	57.6	111.1
Selling, general and administrative expenses	5.8	44.9	33.4
Research and development expenses	—	2.3	4.6
Restructuring expenses	0.4	7.8	—
Loss in Venezuela	—	1.1	—
Gain on sale of business	(43.5)	(880.8)	—
Other (income) expenses, net	(4.1)	7.7	2.4
Income from discontinued operations before income taxes	41.2	874.6	70.7
Provision for income taxes	(9.9)	(210.2)	(25.5)
Less: Net income attributable to noncontrolling interests	—	(0.1)	—
Income from discontinued operations, net of income taxes	$31.3	$664.3	$45.2

Notes to Consolidated Financial Statements (Continued)

The following table sets forth carrying amounts of the major classes of assets and liabilities of Darex classified as held for sale in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

(In millions)	December 31, 2018	December 31, 2017
Trade accounts receivable	$2.2	$8.4
Inventories	1.2	10.6
Other current assets	—	0.7
Current assets held for sale	$3.4	$19.7
Properties and equipment, net	0.2	2.2
Other assets	0.5	0.6
Non-current assets held for sale	$0.7	$2.8
Accounts payable	—	6.4
Other current liabilities	—	1.4
Current liabilities held for sale	$—	$7.8
Underfunded and unfunded defined benefit pension plans	0.4	0.3
Non-current liabilities held for sale	$0.4	$0.3

19. Quarterly Summary and Statistical Information (Unaudited)

On July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, the results of operations for Darex have been excluded from continuing operations and reflected as "discontinued operations" in the Consolidated Statements of Operations for all periods presented. Please refer to Note 18, "Discontinued Operations" for further information on the transaction.
The following tables present quarterly unaudited consolidated statement of operations information for the years ended December 31, 2018 and 2017:

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended,				Year Ended,
(In millions, except per share amounts)	March 31, 2018(2)	June 30, 2018(1)	September 30, 2018(2)	December 31, 2018	December 31, 2018

Net sales	$250.2	$302.8	$296.3	$276.1	$1,125.4
Gross profit	87.5	111.7	110.4	100.3	409.9
Net (loss) income	(6.5)	(27.8)	25.5	24.3	15.5
(Loss) income from continuing operations attributable to GCP shareholders	(13.8)	(29.2)	7.2	19.7	(16.1)
Income from discontinued operations, net of income taxes:	7.2	1.3	18.2	4.6	31.3
(Loss) income attributable to GCP shareholders	$(6.6)	$(27.9)	$25.4	$24.3	$15.2
(Loss) income per share:
Basic (loss) earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.19)	$(0.40)	$0.10	$0.27	$(0.22)
Income from discontinued operations, net of income taxes	$0.10	$0.02	$0.25	$0.06	$0.43
Net (loss) income attributable to GCP shareholders	$(0.09)	$(0.39)	$0.35	$0.34	$0.21
Diluted (loss) earnings per share(3):
(Loss) income from continuing operations	$(0.19)	$(0.40)	$0.10	$0.27	$(0.22)
Income from discontinued operations, net of income taxes	$0.10	$0.02	$0.25	$0.06	$0.43
Net (loss) income attributable to GCP shareholders	$(0.09)	$(0.39)	$0.35	$0.33	$0.21
________________________________

(1)	GCP recognized a loss on debt refinancing of $59.8 million during the three months ended June 30, 2018. Please refer to Note 6, "Debt and Other Borrowings" for further information on this transaction.

(2)
During the three months ended March 31, 2018 and the three months ended September 30, 2018, GCP recognized an after tax gain of $10.3 million and $18.8 million, respectively, on the sale of the delayed close entities in Argentina, Colombia, Peru and China. Please refer to Note 18, "Discontinued Operations" for further information on these transactions.

(3)
Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations. Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended,				Year Ended,
(In millions, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017(1)(2)	December 31, 2017(3)	December 31, 2017

Net sales	$225.3	$287.2	$282.4	$289.5	$1,084.4
Gross profit	85.3	115.0	106.5	110.3	417.1
Net (loss) income	(16.9)	(4.6)	659.3	(83.9)	553.9
(Loss) income from continuing operations attributable to GCP shareholders	(25.0)	1.3	(18.1)	(69.1)	(110.9)
Income (loss) from discontinued operations, net of income taxes	8.1	(6.0)	677.3	(15.1)	664.3
(Loss) income attributable to GCP shareholders	$(16.9)	$(4.7)	$659.2	$(84.2)	$553.4
(Loss) income per share:(4)
Basic (loss) earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.35)	$0.02	$(0.25)	$(0.96)	$(1.55)
Income (loss) from discontinued operations, net of income taxes	$0.11	$(0.08)	$9.46	$(0.21)	$9.29
Net (loss) income attributable to GCP shareholders	$(0.24)	$(0.07)	$9.21	$(1.17)	$7.74
Diluted (loss) earnings per share:(5)
(Loss) income from continuing operations	$(0.35)	$0.02	$(0.25)	$(0.96)	$(1.55)
Income (loss) from discontinued operations, net of income taxes	$0.11	$(0.08)	$9.46	$(0.21)	$9.29
Net (Loss) income attributable to GCP shareholders	$(0.24)	$(0.07)	$9.21	$(1.17)	$7.74
________________________________

(1)
GCP recognized a net gain on the sale of Darex of approximately $678.9 million during the three months ended September 30, 2017. Please refer to Note 18, "Discontinued Operations" for further information on the Company's sale of Darex.

(2)
During the three months ended September 30, 2017, GCP recorded an out-period-adjustment to correct the misclassification of a $3.4 million foreign exchange remeasurement loss that was incorrectly included within discontinued operations during the three months ended June 30, 2017. The impact of this correction, of which $2.9 million is reflected in "Loss on Venezuela" and $0.5 million is reflected in "Other (income) expense, net" in the Consolidated Statements of Operations, resulted in an increase in "(Loss) income from continuing operations." There was no tax impact associated with this adjustment. GCP has assessed the impact of this error and concluded that the amount was not material to any prior-period financial statements and the impact of correcting this error during the three months ended September 30, 2017 is not material.

(3)
During the three months ended December 31, 2017, GCP recorded a pension mark-to-market adjustment loss of $11.2 million. Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans" for further information.

(4)	Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.

(5)	Dilutive effect only applicable to the periods during which GCP generated net income from continuing operations.

20. Subsequent Events
2019 Restructuring and Repositioning Plan
On February 22, 2019, the Company’s Board of Directors approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on GCP’s global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses GCP’s service delivery model primarily in North America to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities. The Company expects to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which approximately $5 million to $8 million represent restructuring costs and approximately $10 million to $12 million represent repositioning costs. In addition, the Company expects to incur $2 million of capital expenditures associated with the program.
Approximately $3 million to $5 million of the estimated pretax restructuring costs represent employee severance and other employee-related costs, while the remaining $2 million to $3 million represents facility exit

Notes to Consolidated Financial Statements (Continued)

costs, asset write-offs, and other-related costs. Repositioning costs primarily consist of consulting services to assist GCP in advancing its technology strategy. With the exception of asset write-offs, substantially all of the cost and capital expenditures associated with the 2019 Plan are expected to result in cash expenditures. Substantially all of the restructuring actions under the 2019 Plan are expected to be completed by the end of December 31, 2020.
The 2019 Plan is separate and in addition to the 2018 and 2017 Plans that were approved by the Board of Directors on August 1, 2018, and June 28, 2017, respectively.

GCP APPLIED TECHNOLOGIES AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2018

	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Other, net(2)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$5.7	$1.6	$(1.1)	$(0.4)	$5.8
Inventory obsolescence reserve	2.4	5.0	(4.7)	—	2.7
Valuation allowance for deferred tax assets	23.9	6.8	(10.8)	(1.4)	18.5
___________________________________________________________________________________________________________________

(1)	Deductions from Valuation allowance for deferred tax assets include $10.6 million related to the forfeiture of the Company’s 2017 Japan net operating loss from the sale of Darex Japan.

(2)	Various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2017

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$4.5	$0.8	$—	$0.4	$5.7
Inventory obsolescence reserve	2.6	4.7	(4.8)	(0.1)	2.4
Valuation allowance for deferred tax assets	2.3	21.8	(0.3)	0.1	23.9
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2016

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$5.8	$0.2	$(1.9)	$0.4	$4.5
Inventory obsolescence reserve	2.7	—	(0.1)	—	2.6
Valuation allowance for deferred tax assets	2.0	0.4	(0.1)	—	2.3
___________________________________________________________________________________________________________________

(1)	Various miscellaneous adjustments against reserves and effects of currency translation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on the evaluation as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Management’s evaluation of internal control over financial reporting did not include an assessment of the effectiveness of internal control over financial reporting at RIW Limited. This entity was acquired during 2018 (please refer to Note 17, "Acquisitions and Dispositions", to the Consolidated Financial Statements). Total assets and total revenues of the acquired entity represent less than 1% of the Company's related consolidated financial statement amounts reported in its Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the year ended December 31, 2018. In accordance with the Company’s integration efforts, the Company is in the process of incorporating the acquired entity’s operations into its internal control over financial reporting.
Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of our Board of Directors will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders ("2019 Proxy Statement") under the captions “Proposal One: Election of Directors” and “Corporate Governance” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." The information contained in the 2019 Proxy Statement under the captions “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and ”Corporate Governance - Audit Committee” is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics will be contained in our 2019 Proxy Statement under the caption “Corporate Governance-Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors will be contained in our 2019 Proxy Statement under the caption “Corporate Governance - Director Nomination Process; Shareholder Recommendations for Director Nominees” and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
This information will be contained in our 2019 Proxy Statement under the captions “Executive Compensation” and “Corporate Governance - Director Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,522,876	$21.18	8,371,507
Equity compensation plans not approved by security holders	—	—	—
Total	2,522,876	$21.18	8,371,507

__________________________

(1)
Under the Equity and Incentive Plan, there are 1,518,091 shares of GCP common stock to be issued upon the exercise of outstanding options, 641,885 shares to be issued upon completion of the performance period for stock-settled PBUs, based on achievement against the performance targets for PBUs granted during the year ended December 31, 2016, and the maximum number of shares that could be earned with respect to PBUs granted during the years ended December 31, 2018 and 2017, and 362,900 shares to be issued upon completion of the vesting period for stock-settled restricted stock unit awards (“RSUs”).

(2)     The calculation of weighted-average exercise price does not include outstanding PBUs and RSUs.

The additional information regarding security ownership of certain beneficial owners, as well as for directors and executive officers will be contained in our 2019 Proxy Statement under the caption “Other Information - Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information will be contained in our 2019 Proxy Statement under the captions “Other Information - Transactions with Related Persons,” “Proposal One: Election of Directors” and “Corporate Governance - Number and Independence of Directors” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information will be contained in our 2019 Proxy Statement under the caption “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules.

(1) and (2)	The required information is set forth in Item 8—"Financial Statements and Supplementary Data."
(3)        Exhibit Index:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W.R. Grace & CO., W.R. Grace & Co. - Conn., and GCP Applied Technologies Inc.	8-K	2.1	1/28/16
2.2	Amended and Restated Stock and Asset Purchase Agreement dated as of June 30, 2017, between GCP Applied Technologies Inc. and Henkel AG & Co. KGaA.	8-K	2.1	7/3/17
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc. dated May 3, 2018	8-K	3.1	5/3/18
3.2	Amended and Restated Bylaws of GCP Applied Technologies Inc. effective as of May 3, 2018.	8-K	3.2	5/3/18
4.1	Indenture, dated as of April 10, 2018, among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	4/10/18
4.2	Form of 5.500% Note due 2026 (included as Exhibit A to Exhibit 4.1).	8-K	4.2	4/10/18
10.1	Tax Sharing Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.1	1/28/16
10.2	Employee Matters Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.2	1/28/16
10.3	Transition Services Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.3	1/28/16
10.4	Cross-License Agreement, dated January 27, 2016, by and among GCP Applied Technologies Inc., W.R. Grace & Co. - Conn. and Grace GmbH & Co. KG.	8-K	10.4	1/28/16
10.5	Grace Transitional License Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.5	1/28/16
10.6	Credit Agreement, dated February 3, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, Grace NV, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	2/4/16
10.7	First Amendment to Credit Agreement, dated August 25, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, GCP Applied Technologies NV (Formerly Grace NV), the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	8/25/16
10.8	Second Amendment to Credit Agreement, dated as of April 10, 2018, by and among GCP Applied Technologies Inc., GCP Applied Technologies (UK) Limited, GCP Applied Technologies N.V., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.	8-K	10.1	4/10/18
10.9	GCP Applied Technologies Inc. 2016 Stock Incentive Plan.*	8-K	10.5	2/4/16
10.10	Severance Plan for Leadership Team Officers of GCP Applied Technologies Inc.*	8-K	10.2	2/4/16

		Incorporated by Reference
10.11	GCP Applied Technologies Inc. Supplemental Executive Retirement Plan.*	10-K	10.10	3/2/17
10.12	GCP Applied Technologies Inc. Executive Salary Protection Plan.*	8-K	10.3	2/4/16
10.13	Form of GCP Applied Technologies Inc. Change in Control Severance Agreement.*	8-K	10.4	2/4/16
10.14	GCP Applied Technologies Inc. Executive Annual Incentive Compensation Plan.*	10-K	10.11	3/30/16
10.15	Form of 2014 Nonstatutory Stock Option Agreement.*	S-8	4.4	1/28/16
10.16	Form of 2015 Nonstatutory Stock Option Agreement.*	S-8	4.5	1/28/16
10.17	Form of 2015 Restricted Stock Unit Agreement.*	S-8	4.6	1/28/16
10.18	Form of Leadership Grant Nonstatutory Stock Option Agreement.*	8-K	10.2	2/11/16
10.19	Form of Leadership Grant Restricted Stock Unit Agreement.*	8-K	10.1	2/11/16
10.20	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-K	10.17	3/30/16
10.21	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-K	10.18	3/30/16
10.22	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-K	10.19	3/30/16
10.23	Kevin R. Holland Offer Letter dated November 29, 2016*	10-K	10.23	3/2/17
10.24	GCP Applied Technologies Inc. Equity and Incentive Plan as amended and restated on February 28, 2017*	8-K	10.1	5/5/17
10.25	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-Q	10.1	5/9/17
10.26	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-Q	10.2	5/9/17
10.27	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-Q	10.3	5/9/17
10.28	Randall S. Dearth Letter Agreement dated July 11, 2018.*	8-K	10.1	7/12/18
21	List of Subsidiaries of GCP Applied Technologies Inc.			Filed herewith
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.			Filed herewith
24	Powers of Attorney.			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.			Filed herewith
32
Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
				Filed herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase			Filed herewith
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
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Dated: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2019.

Signature	Title
Marcia J. Avedon*	Director
Ronald C. Cambre*	Non-Executive Chairman of the Board
Gerald G. Colella*	Director
Janice K. Henry*	Director
James F. Kirsch*	Director
Phillip J. Mason*	Director
Elizabeth Mora*	Director
Danny R. Shepherd*	Director

/s/ GREGORY E. POLING	Chief Executive Officer and Director (Principal Executive Officer)
(Gregory E. Poling)
/s/ DEAN P. FREEMAN	Vice President and Chief Financial Officer (Principal Financial Officer)
(Dean P. Freeman)
/s/ KENNETH S. KOROTKIN	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
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