Form 10-K/A
period 2018-12-31
GCP Applied Technologies Inc.
filed 2019-03-07
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Table of Contents

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 on Form 10K/A (this “Amendment”) to the annual report on Form 10-K of GCP Applied Technologies Inc. for the fiscal year ending December 31, 2018 that was filed with the Securities and Exchange Commission on February 27, 2019 (the “Original Filing”) is to update the exhibit list and include as an exhibit the Company’s Amended and Restated Certificate of Incorporation, which was inadvertently omitted from the exhibits filed with the Original Filing. Other than correcting the exhibit list, this Amendment does not alter or amend or otherwise update any other information in the Original Filing.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes as exhibits the new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules.

(1) and (2)	The required information is set forth in Item 8—"Financial Statements and Supplementary Data."
(3)        Exhibit Index:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W.R. Grace & CO., W.R. Grace & Co. - Conn., and GCP Applied Technologies Inc.	8-K	2.1	1/28/16
2.2	Amended and Restated Stock and Asset Purchase Agreement dated as of June 30, 2017, between GCP Applied Technologies Inc. and Henkel AG & Co. KGaA.	8-K	2.1	7/3/17
3.1	Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc., dated February 3, 2016.	8-K	3.1	2/4/16
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc. dated May 3, 2018	8-K	3.1	5/3/18
3.3	Amended and Restated Bylaws of GCP Applied Technologies Inc. effective as of May 3, 2018.	8-K	3.2	5/3/18
4.1	Indenture, dated as of April 10, 2018, among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	4/10/18
4.2	Form of 5.500% Note due 2026 (included as Exhibit A to Exhibit 4.1).	8-K	4.2	4/10/18
10.1	Tax Sharing Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.1	1/28/16
10.2	Employee Matters Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.2	1/28/16
10.3	Transition Services Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.3	1/28/16
10.4	Cross-License Agreement, dated January 27, 2016, by and among GCP Applied Technologies Inc., W.R. Grace & Co. - Conn. and Grace GmbH & Co. KG.	8-K	10.4	1/28/16
10.5	Grace Transitional License Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.5	1/28/16
10.6	Credit Agreement, dated February 3, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, Grace NV, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	2/4/16
10.7	First Amendment to Credit Agreement, dated August 25, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, GCP Applied Technologies NV (Formerly Grace NV), the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	8/25/16
10.8	Second Amendment to Credit Agreement, dated as of April 10, 2018, by and among GCP Applied Technologies Inc., GCP Applied Technologies (UK) Limited, GCP Applied Technologies N.V., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.	8-K	10.1	4/10/18
10.9	GCP Applied Technologies Inc. 2016 Stock Incentive Plan.*	8-K	10.5	2/4/16
10.10	Severance Plan for Leadership Team Officers of GCP Applied Technologies Inc.*	8-K	10.2	2/4/16

		Incorporated by Reference
10.11	GCP Applied Technologies Inc. Supplemental Executive Retirement Plan.*	10-K	10.10	3/2/17
10.12	GCP Applied Technologies Inc. Executive Salary Protection Plan.*	8-K	10.3	2/4/16
10.13	Form of GCP Applied Technologies Inc. Change in Control Severance Agreement.*	8-K	10.4	2/4/16
10.14	GCP Applied Technologies Inc. Executive Annual Incentive Compensation Plan.*	10-K	10.11	3/30/16
10.15	Form of 2014 Nonstatutory Stock Option Agreement.*	S-8	4.4	1/28/16
10.16	Form of 2015 Nonstatutory Stock Option Agreement.*	S-8	4.5	1/28/16
10.17	Form of 2015 Restricted Stock Unit Agreement.*	S-8	4.6	1/28/16
10.18	Form of Leadership Grant Nonstatutory Stock Option Agreement.*	8-K	10.2	2/11/16
10.19	Form of Leadership Grant Restricted Stock Unit Agreement.*	8-K	10.1	2/11/16
10.20	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-K	10.17	3/30/16
10.21	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-K	10.18	3/30/16
10.22	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-K	10.19	3/30/16
10.23	Kevin R. Holland Offer Letter dated November 29, 2016*	10-K	10.23	3/2/17
10.24	GCP Applied Technologies Inc. Equity and Incentive Plan as amended and restated on February 28, 2017*	8-K	10.1	5/5/17
10.25	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-Q	10.1	5/9/17
10.26	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-Q	10.2	5/9/17
10.27	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-Q	10.3	5/9/17
10.28	Randall S. Dearth Letter Agreement dated July 11, 2018.*	8-K	10.1	7/12/18
21	List of Subsidiaries of GCP Applied Technologies Inc.	10-K	21	2/27/19
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	23	2/27/19
24	Powers of Attorney.	10-K	24	2/27/19
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).	10-K	31.1	2/27/19
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	10-K	31.2	2/27/19
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).			Filed herewith
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.			Filed herewith
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32	2/27/19
101.INS	XBRL Instance Document	10-K	101.INS	2/27/19
101.SCH	XBRL Taxonomy Extension Schema	10-K	101.SCH	2/27/19
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	101.CAL	2/27/19
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	101.DEF	2/27/19
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	101.LAB	2/27/19
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	101.PRE	2/27/19

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
Dated: March 7, 2019