Form 10-Q
period 2019-03-31
GCP Applied Technologies Inc.
filed 2019-05-08
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Exchange on which registered
Common Stock, $0.01 par value per share	GCP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Stock, $0.01 par value per share	72,551,785 shares

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Net sales	$226.1	$250.2
Cost of goods sold	143.9	162.7
Gross profit	82.2	87.5
Selling, general and administrative expenses	69.0	74.9
Research and development expenses	4.7	4.9
Interest expense and related financing costs	5.9	13.8
Repositioning expenses	5.4	0.9
Restructuring expenses and asset impairments	0.6	(0.5)
Other income, net	(1.8)	(6.3)
Total costs and expenses	83.8	87.7
Loss from continuing operations before income taxes	(1.6)	(0.2)
Benefit from (provision for) income taxes	16.4	(13.5)
Income (loss) from continuing operations	14.8	(13.7)
Income from discontinued operations, net of income taxes	6.8	7.2
Net income (loss)	21.6	(6.5)
Less: Net income attributable to noncontrolling interests	(0.2)	(0.1)
Net income (loss) attributable to GCP shareholders	$21.4	$(6.6)
Amounts Attributable to GCP Shareholders:
Income (loss) from continuing operations attributable to GCP shareholders	14.6	(13.8)
Income from discontinued operations, net of income taxes	6.8	7.2
Net income (loss) attributable to GCP shareholders	$21.4	$(6.6)
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to GCP shareholders	$0.20	$(0.19)
Income from discontinued operations, net of income taxes	$0.09	$0.10
Net income (loss) attributable to GCP shareholders(1)	$0.30	$(0.09)
Weighted average number of basic shares	72.3	71.9
Diluted earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$0.20	$(0.19)
Income from discontinued operations, net of income taxes	$0.09	$0.10
Net income (loss) attributable to GCP shareholders	$0.29	$(0.09)
Weighted average number of diluted shares	72.8	71.9
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$298.6	$326.1
Trade accounts receivable (including allowances of $5.7 million and $5.8 million, respectively)	172.3	198.6
Inventories, net	125.7	110.5
Other current assets	47.1	44.6
Current assets held for sale	—	3.4
Total Current Assets	643.7	683.2
Properties and equipment, net	228.4	225.1
Operating lease right-of-use assets	38.9	—
Goodwill	209.0	207.9
Technology and other intangible assets, net	87.3	89.0
Deferred income taxes	28.5	25.5
Overfunded defined benefit pension plans	22.9	22.5
Other assets	29.3	28.0
Non-current assets held for sale	0.5	0.7
Total Assets	$1,288.5	$1,281.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$10.5	$10.6
Operating lease obligations payable within one year	9.6	—
Accounts payable	113.7	121.4
Other current liabilities	110.3	145.5
Total Current Liabilities	244.1	277.5
Debt payable after one year	346.1	346.1
Income taxes payable	41.1	37.7
Deferred income taxes	12.5	12.4
Operating lease obligations	29.3	—
Unrecognized tax benefits	42.9	62.8
Underfunded and unfunded defined benefit pension plans	49.0	48.1
Other liabilities	15.5	15.5
Non-current liabilities held for sale	—	0.4
Total Liabilities	780.5	800.5
Commitments and Contingencies - Note 9
Stockholders' Equity
Preferred stock, par value $0.01; authorized: 10,000,000 and 0 shares, respectively; no shares issued or outstanding	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,541,912 and 72,176,324, respectively	0.7	0.7
Paid-in capital	44.6	39.6
Accumulated earnings	585.3	563.9
Accumulated other comprehensive loss	(116.8)	(120.0)
Treasury stock	(8.0)	(4.8)
Total GCP's Shareholders' Equity	505.8	479.4
Noncontrolling interests	2.2	2.0
Total Stockholders' Equity	508.0	481.4
Total Liabilities and Stockholders' Equity	$1,288.5	$1,281.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income (loss)	$21.6	$(6.5)
Other comprehensive income:
Currency translation adjustments	3.3	14.3
Loss from hedging activities, net of income taxes	(0.1)	—
Total other comprehensive income	3.2	14.3
Comprehensive income	24.8	7.8
Less: Comprehensive income attributable to noncontrolling interests	(0.2)	(0.1)
Comprehensive income attributable to GCP shareholders	$24.6	$7.7

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$(85.7)	$1.8	$492.0
Net (loss) income	—	—	—	—	—	(6.6)	—	0.1	(6.5)
Issuance of common stock in connection with stock plans(2)	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1.9	—	—	—	1.9
Exercise of stock options	0.2	—	—	—	3.5	—	—	—	3.5
Share repurchases(1)	—	—	0.1	(0.7)	—	—	—	—	(0.7)
Other comprehensive income	—	—	—	—	—	—	14.3	—	14.3
Balance, March 31, 2018	72.2	$0.7	0.2	$(4.1)	$35.3	$542.1	$(71.4)	$1.9	$504.5
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.9	$(120.0)	$2.0	$481.4
Net income	—	—	—	—	—	21.4	—	0.2	21.6
Issuance of common stock in connection with stock plans(2)	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1.7	—	—	—	1.7
Exercise of stock options	0.2	—	—	—	3.3	—	—	—	3.3
Share repurchases(1)	—	—	0.1	(3.2)	—	—	—	—	(3.2)
Other comprehensive loss	—	—	—	—	—	—	3.2	—	3.2
Balance, March 31, 2019	72.9	$0.7	0.3	$(8.0)	$44.6	$585.3	$(116.8)	$2.2	$508.0
________________________________

(1)
During the three months ended March 31, 2019 and 2018, GCP withheld and retained approximately 125,400 shares and 23,000 shares, respectively, of Company common stock in a non-cash transaction with a cost of $3.2 million and $0.7 million, respectively, in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the three months ended March 31, 2019 and 2018, cash payments for such tax withholding obligations were $3.2 million and $0.7 million, respectively.

(2)	The par value of shares issued is not included in the table due to rounding.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$21.6	$(6.5)
Less: Income from discontinued operations	6.8	7.2
Income (loss) from continuing operations	14.8	(13.7)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	10.1	10.2
Amortization of debt discount and financing costs	0.4	0.5
Stock-based compensation expense	1.9	1.9
Unrealized loss on foreign currency	0.5	—
Deferred income taxes	(17.3)	9.5
Gain on disposal of property and equipment	(0.1)	(1.2)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	25.2	25.7
Inventories	(14.9)	(7.3)
Accounts payable	(5.0)	(0.9)
Pension assets and liabilities, net	1.1	(1.7)
Other assets and liabilities, net	(21.8)	(31.5)
Net cash used in operating activities from continuing operations	(5.1)	(8.5)
Net cash used in operating activities from discontinued operations	(9.6)	(109.4)
Net cash used in operating activities	(14.7)	(117.9)
INVESTING ACTIVITIES
Capital expenditures	(13.0)	(14.4)
Other investing activities	0.4	(3.2)
Net cash used in investing activities from continuing operations	(12.6)	(17.6)
Net cash used in investing activities from discontinued operations	(0.4)	(0.2)
Net cash used in investing activities	(13.0)	(17.8)
FINANCING ACTIVITIES
Borrowings under credit arrangements	—	1.3
Repayments under credit arrangements	(0.1)	(3.1)
Payments on finance lease obligations	(0.2)	—
Payments of tax withholding obligations related to employee equity awards	(3.2)	(0.7)
Proceeds from exercise of stock options	3.3	3.5
Other financing activities	—	(0.2)
Net cash (used in) provided by financing activities from continuing operations	(0.2)	0.8
Effect of currency exchange rate changes on cash and cash equivalents	0.4	6.3
Decrease in cash and cash equivalents	(27.5)	(128.6)
Cash and cash equivalents, beginning of period	326.1	721.5
Cash and cash equivalents, end of period	$298.6	$592.9
Supplemental disclosure of non-cash financing activities:
Deferred financing costs included in accrued expenses	$—	$7.6

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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States ("GAAP") and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X for interim financial information.
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K"). The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations for the year ending December 31, 2019.
Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel. The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as held for sale in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, as discussed further in Note 18, "Discontinued Operations". Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
Unless otherwise noted, the information throughout the Notes to the accompanying unaudited Consolidated Financial Statements pertains only to the continuing operations of GCP.

Notes to Consolidated Financial Statements (unaudited) - Continued

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. Actual results could differ from those estimates. GCP's accounting measurements that are most affected by management's estimates of future events are disclosed in its 2018 Annual Report on Form 10-K. There have been no significant changes to management's assumptions and estimates underlying those measurements as reported in these interim financial statements, except as discussed in Note 6, "Income Taxes".
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid instruments with original maturities of three months or less that are readily convertible to known amounts of cash. The recorded amounts approximate fair value. As of March 31, 2019 and December 31, 2018, cash equivalents were approximately $106.8 million and $111.2 million, respectively, and were included within the "Cash and cash equivalents" in the accompanying unaudited Consolidated Balance Sheets. Cash equivalents consisted primarily of Bank Certificate of Deposits which were classified within Level 2 of the fair value hierarchy since they are not actively traded.
Income Tax
As a global enterprise, GCP is subject to a complex array of tax regulations and needs to make assessments of applicable tax law and judgments in estimating its ultimate income tax liability. Income tax expense and income tax balances represent GCP’s federal, state and foreign income taxes as an independent company. GCP files a U.S. consolidated income tax return, along with foreign and state corporate income tax filings, as required. Please refer to Note 6, "Income Taxes," for details regarding estimates used in accounting for income tax matters including unrecognized tax benefits.
Foreign Currency Transactions and Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income, net” in the Company’s accompanying unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement losses reflected in “Other income, net” were $0.3 million during each of the three months ended March 31, 2019 and 2018.
GCP continues to account for its operations in Argentina as a highly inflationary economy. Effective July 1, 2018, the functional currency of the Company's subsidiary operating in Argentina became the U.S. dollar and all remeasurement adjustments after the effective date are reflected in GCP's results of operations in the accompanying unaudited Consolidated Statements of Operations. During the three months ended March 31, 2019, the Company incurred losses of $0.4 million related to the remeasurement of these monetary net assets which are included in "Other income, net" in the accompanying unaudited Consolidated Statements of Operations. The Argentina subsidiary's net sales were not material to the Company's consolidated net sales during the three months ended March 31, 2019 and its monetary net assets denominated in local currency were not material to GCP's consolidated total assets as of March 31, 2019 and December 31, 2018.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.

Notes to Consolidated Financial Statements (unaudited) - Continued

Recently Adopted Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) whereas a lessee is required to recognize in the statement of financial position a lease liability related to making lease payments and a right-of-use asset representing its right to control the use of the underlying asset during the lease term, including optional payments that are reasonably certain to occur. The Company adopted Topic 842 effective January 1, 2019 and elected a transition option allowing it to forgo the application of comparative period presentation in the financial statements during the year of adoption. The accompanying unaudited Consolidated Financial Statements for the three months ended March 31, 2019 are presented in accordance with Topic 842, while the comparative periods have not been recast based on the new standard. The Company elected a package of practical expedients allowing to forgo the reassessment of expired or existing contracts to determine their lease classification, initial direct costs and whether any of such contracts represent or contain leases. The Company also made an accounting policy election to combine lease and non-lease components into a single lease component for each class of underlying assets for the arrangements in which GCP is a lessee, with the exception of a non-lease component related to inventory purchases. The Company separates purchases of raw materials, labor and certain other inventory-related costs from lease components based on their relative standalone values determined based on observable market information. The Company did not elect the hindsight practical expedient related to determining the lease term.
The adoption of Topic 842 related to lease arrangements in which the Company is a lessee resulted in a recognition of operating lease right-of-use assets of $40.8 million and operating lease obligations of $40.9 million as of January 1, 2019. The adoption of Topic 842 did not result in significant accounting changes for finance leases which were not material as of March 31, 2019. The adoption of Topic 842 related to lease arrangements in which the Company is a lessee did not have a material impact on the Company's results of operations and cash flows during the three months ended March 31, 2019, as described in Note 5, "Lessee Arrangements".
The Company generates revenue from certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts that include lease components, as discussed in Note 2 "Revenue from Lessor Arrangements and Contracts with Customers". Topic 842 provides a practical expedient which allows lessors to combine lease and non-lease components and account for them as one component if they have the same timing and pattern of transfer and the lease component is classified as an operating lease. The combined component is accounted for in accordance with Topic 842 if the lease component is predominant, and in accordance with Topic 606 if the non-lease component is predominant. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected to apply the practical expedient prospectively based on a portfolio approach for certain classes of underlying assets. The Company does not include taxes (i.e. sales, use, value added or some excise taxes) in the contract consideration, variable lease payments or transaction price that are allocated among its products or services. The adoption of Topic 842 for the arrangements in which GCP is a lessor did not have a material impact on the Company's financial position, results of operations and cash flows during the three months ended March 31, 2019. Please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers" for further information on lease arrangements in which the Company is a lessor.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements by expanding and refining hedge accounting for both non-financial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. GCP adopted the standard effective January 1, 2019. The adoption did not have a material impact on its financial position as of March 31, 2019 and results of operations and cash flows for the three months ended March 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

Recently Issued Accounting Standards

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update introduce a new "expected loss" impairment model which applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. GCP expects to adopt the guidance effective January 1, 2020 and is currently evaluating the impact of this guidance on its financial position and results of operations.
Other
During the three months ended March 31, 2019, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2018. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
2. Revenue from Lessor Arrangements and Contracts with Customers
Short-Term Arrangements
The majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its SCC operating segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its SBM operating segment. For further information on revenue recognition related to product sale arrangements, please refer to Note 2, "Revenue from Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
The Company generates revenue from short-term arrangements within its SCC operating segment which involve selling concrete admixtures and providing dispensers to customers. GCP has determined at contract inception that the dispensers represent a lease since the customer has the right to control the use of the dispensers over a period of time in exchange for consideration. The Company has elected to apply the practical expedient to the dispensers asset class and combine lease and non-lease components related to dispenser maintenance services. Such components will be accounted for as one component since they have the same timing and pattern of transfer and the lease component is classified as an operating lease. The combined component is accounted for in accordance with Topic 842 since the lease component is predominant. Concrete admixtures sold as a part of these arrangements represent a separate non-lease component which does not get combined with the lease component since it does not meet the defined criteria. The Company allocates contract consideration between the lease component and concrete admixtures based on their relative stand-alone selling prices determined based on a cost plus a reasonable margin approach for the lease component and standalone selling prices for the concrete admixtures. The Company recognizes revenue for the concrete admixtures at a point of time when the control is transferred to the customer. The lease component is considered to have a short non-cancelable lease term which is generally thirty days or less and classified as an operating lease. The Company recognizes revenue for the lease component on a straight line basis over the lease term. GCP records dispensers as fixed assets and depreciates them over their estimated useful life of 10 years.

Notes to Consolidated Financial Statements (unaudited) - Continued

Long-Term Arrangements
The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI® and Ductilcrete sales arrangements.
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company has determined at contract inception that the installed equipment represents a lease since the customer has the right to control the equipment use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a non-lease component. The Company classifies these leases as operating and accounts for the lease and the non-lease components separately since it did not elect to apply the practical expedient to combine lease and non-lease components for the VERIFI® equipment asset class. Contract consideration for VERIFI® sales arrangements consists primarily of fixed installation payments and gets allocated between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The Company recognizes revenue for the lease component on a straight line basis over the lease term. VERIFI® equipment is recorded within "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets and depreciated over the estimated useful life of 7 years. The services included within the non-lease component represent the Company’s stand-ready promise to perform a series of daily distinct services, which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI® sales arrangement consists of fixed installation fees included in the contract consideration and slump management fees which are dependent on the quantity of materials poured and represent variable consideration. The Company excludes variable consideration from the contract consideration at lease commencement and allocates it between the lease and non-lease components based on their relative stand-alone selling prices. Revenue related to variable consideration for the lease and non-lease components is recorded at the time of the transfer of services to its customers, which is constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during three months ended March 31, 2019 and 2018.
Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the three months ended March 31, 2019 and 2018. For further information on revenue recognition related to these arrangements, please refer to Note 2, "Revenue from Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.6 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years.
Lease elements within sales arrangements
Certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts include lease components, as discussed above.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the revenue recognized for these sales arrangements for the three months ended March 31, 2019 and 2018 and distinguishes between the lease and non-lease components:

in millions	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Lease revenue(1):
Lease payments revenue	$6.4	$6.3
Variable lease revenue	1.5	1.4
Total lease revenue	$7.9	$7.7

Service revenue(2):
Fixed installation revenue	$—	$0.1
Variable revenue	1.0	0.9
Total service revenue	$1.0	$1.0
Total revenue	$8.9	8.7
________________________________

(1)
Lease revenue consists of dispensers lease revenue, as well as an allocated portion of VERIFI® fixed installation and variable slump management fees. Lease revenue is included within "Net Sales" in the accompanying unaudited Consolidated Statements of Operations.

(2)
Service revenue consists of an allocated portion of VERIFI® fixed installation and variable slump management fees. Service revenue is included within "Net Sales" in the accompanying unaudited Consolidated Statements of Operations.

As of March 31, 2019 and December 31, 2018, the Company’s total trade accounts receivable balance was $172.3 million and $198.6 million, respectively, of which $5.4 million and $4.7 million, respectively, was related to trade accounts receivable associated with lease revenue generated from certain SCC contracts.
The future minimum lease payments receivable under the operating leases were not material as of March 31, 2019.
Other revenue considerations
Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance customer payments and billings for revenue not meeting the criteria to be recognized and/or in excess of costs incurred. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of March 31, 2019 and December 31, 2018. Additionally, the amounts recorded in the accompanying unaudited Consolidated Statements of Operations during the three months ended March 31, 2019 and 2018 related to changes in the contract assets and liabilities were not material.

Notes to Consolidated Financial Statements (unaudited) - Continued

3. Inventories, net
The following is a summary of inventories presented in the accompanying unaudited Consolidated Balance Sheets at March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$54.3	$46.0
In process	5.3	4.6
Finished products and other	66.1	59.9
Total inventories, net	$125.7	$110.5
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $14.2 million and $12.9 million, respectively, as of March 31, 2019 and December 31, 2018.
4. Debt and Other Borrowings
Components of Debt and Other Borrowings
The following is a summary of obligations under senior notes and other borrowings at March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $4.2 million and $4.4 million, respectively, at March 31, 2019 and December 31, 2018	$345.8	$345.6
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	10.8	11.1
Total debt	356.6	356.7
Less: debt payable within one year	10.5	10.6
Debt payable after one year	$346.1	$346.1
Weighted average interest rates on total debt obligations	5.7%	5.7%
__________________________

(1)	Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million as of March 31, 2019 and December 31, 2018.

(2)
Represents borrowings of $9.3 million and $9.4 million, respectively, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, as well as $1.5 million and $1.7 million, respectively, of finance lease obligations.

The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at March 31, 2019:

(In millions)
Year ending December 31,	Amount
2019	$10.3
2020	0.5
2021	—
2022	—
2023	—
Thereafter	345.8
Total debt	$356.6

Notes to Consolidated Financial Statements (unaudited) - Continued

5.5% Senior Notes
GCP has 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2019.
The Indenture contains certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture as of March 31, 2019. There are no events of default under the Indenture as of March 31, 2019.
Credit Agreement
As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings on the Revolving Credit Facility and approximately $5.6 million and $5.0 million, respectively, in outstanding letters of credit which resulted in available credit of $344.4 million and $345.0 million, respectively. There were no interest payments on the Revolving Credit Facility during the three months ended March 31, 2019.
The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of March 31, 2019. There are no events of default as of March 31, 2019.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, the remaining unamortized debt issuance costs related to the Revolving Credit Facility were $3.8 million and $4.1 million, respectively.
Debt Fair Value
The carrying amount and fair value of GCP's debt and other borrowings were as follows:

	March 31, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	345.8	355.8	345.6	344.2
Other borrowings	10.8	10.8	11.1	11.1
Total debt	$356.6	$366.6	$356.7	$355.3
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions. The increase in fair value compared to the carrying value as of March 31, 2019, was due to a decrease in interest rates.

Notes to Consolidated Financial Statements (unaudited) - Continued

5. Lessee Arrangements
The Company determines at contract inception whether the contract represents or contains a lease and conveys the right to control the use of an identified asset over a period of time in exchange for consideration. For leases with terms greater than 12 months, the Company recognizes right-of-use assets and lease obligations at the lease commencement date based on a present value of lease payments over the lease term. Lease payments included in the measurement of right-of-use assets and lease obligations consist of: (i) fixed payments, including periodic rent increases and excluding any lease incentives paid or payable to the Company by a lessor, and (ii) certain variable payments that depend on an index or a market rate measured on the commencement date. The Company estimates its incremental borrowing rate based on the remaining lease term and remaining lease payments, as well as other information available at lease commencement since a readily determinable implicit rate is not provided in the Company's leases. The Company has elected to utilize a portfolio approach as it pertains to the application of the appropriate discount rates to its portfolios of leases. The weighted average discount rate for operating leases was 5.21% as of March 31, 2019. Right-of-use assets for operating leases are initially measured on the lease commencement date and include any initial direct costs incurred, as well as lease obligation amounts, net of any lease incentives received from a lessor. Lease expense for operating leases is recognized on a straight-line basis over the lease term which includes: (i) a non-cancelable term during which the Company has a right to use an underlying asset, (ii) renewal options that extend the lease, are in the control of the lessor and are reasonably certain to be exercised, and (iii) options to terminate the lease before the end of its non-cancelable term that are not reasonably certain to be exercised. Variable payments that are excluded from the measurement of right-of-use assets and lease obligations consist primarily of non-lease related services, the Company's proportionate share of operating expenses for the leased facilities and certain payments related to excess mileage and usage charges for the leased vehicles and equipment. Such variable payments are recognized as lease expense in the results of operations when the obligation is incurred. The Company does not record right-of-use assets and lease obligations for leases with an initial term of 12 months or less and recognizes lease expense on a straight-line basis over the lease term. Finance leases are included in "Property and equipment, net", "Debt payable within one year" and "Debt payable after one year" in the accompanying unaudited Consolidated Balance Sheets and are not material at March 31, 2019 and December 31, 2018.
The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under operating leases. Certain manufacturing facilities are leased under land and building lease arrangements where lease terms as of March 31, 2019 consist of a remaining non-cancelable lease term of up to 8.4 years and renewal options that are reasonably certain to be exercised for an additional term of up to 32.3 years. The weighted average remaining lease term for operating leases was 14.9 years as of March 31, 2019.
The following table summarizes components of lease expense for the three months ended March 31, 2019:

(In millions)	March 31, 2019
Operating lease expense	$3.3
Variable lease expense	1.2
Short-term lease expense	0.4
Total lease expense	$4.9

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes lease liability maturities as of March 1, 2019:

(In millions)	Amount
Year ending December 31,
2019	$9.1
2020	8.7
2021	5.0
2022	2.7
2023	1.9
Thereafter	28.5
Total undiscounted lease payments	55.9
Less: imputed interest	(17.0)
Present value of lease payments	38.9
Less: operating lease obligations payable within one year	(9.6)
Long-term operating lease obligations	$29.3
The following table summarizes supplemental cash flow information related to leases during the three months ended March 31, 2019:

(In millions)	Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.3
Operating lease right of use assets obtained in exchange for new lease obligations:
Upon adoption of Topic 842	40.8
During the three months ended March 31, 2019	1.0
Total	$41.8
As of December 31, 2018, future minimum noncancelable payments for operating leases are as follows:

(in millions)
Year ending December 31,	Amount
2019	$12.1
2020	8.3
2021	4.6
2022	2.6
2023	1.9
Thereafter	28.1
Total	$57.6

Notes to Consolidated Financial Statements (unaudited) - Continued

6. Income Taxes
Income tax benefit/expense attributable to continuing operations during the three months ended March 31, 2019 and 2018 was an income tax benefit of $16.4 million and an income tax expense of $13.5 million, respectively, representing effective tax rates of 1,025.0% and 6,750.0%. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended March 31, 2019 was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019, resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million, partially offset by a tax expense of $3.6 million on changes to GCP’s 2017 income tax liability and Transition Tax. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the three months ended March 31, 2018 was primarily due to changes in estimates related to the impact of the 2017 Tax Act in the amount of $12.5 million.

During the three months ended March 31, 2019 and 2018, GCP recorded income tax expense attributable to discontinued operations of $2.3 million and $7.2 million, respectively. Please refer to Note 18, "Discontinued Operations," to the accompanying unaudited Consolidated Financial Statements for further details regarding the Darex transaction.
Tax Reform
During the year ended December 31, 2018, GCP recorded a liability for an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the Transition Tax of $20.2 million. As a result of clarifications issued in January 2019 by the Internal Revenue Service (IRS) in the final treasury regulations under Code Section 965, GCP decreased its liability for unrecognized tax benefits by $20.2 million during the three months ended March 31, 2019. In addition, the application of the final regulations resulted in an increase to GCP’s long-term tax payable by $3.4 million and an increase of GCP's short-term tax payable by $0.2 million. GCP has elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of March 31, 2019, the unpaid balance of the Transition Tax obligation is $41.1 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2022 and April 2025.
For additional information related to the 2017 Tax Act, please refer to Note 7, "Income Taxes," to the Company's Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
Repatriation
In general, it is GCP's practice and intention to permanently reinvest the earnings of its foreign subsidiaries and repatriate earnings only when the tax impact is efficient. This position has not changed subsequent to the one-time transition tax under the Tax Act.
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
During the three months ended March 31, 2019 and March 31, 2018, GCP incurred income tax expense for valuation allowances of $0.4 million and $0.8 million, respectively, resulting from losses generated in certain countries, primarily France and India.
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, GCP and Grace will indemnify and hold each other harmless in accordance with the principles outlined therein.

Notes to Consolidated Financial Statements (unaudited) - Continued

7. Pension Plans and Other Postretirement Benefit Plans
Pension Plans
GCP sponsors defined benefit pension plans, primarily in the U.S. and the U.K., in which GCP employees and former employees participate. GCP records an asset or a liability to recognize the funded status of these pension plans in its accompanying unaudited Consolidated Balance Sheets.
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	March 31, 2019	December 31, 2018
Overfunded defined benefit pension plans	$22.9	$22.5
Underfunded defined benefit pension plans	(25.4)	(24.2)
Unfunded defined benefit pension plans	(23.6)	(23.9)
Total underfunded and unfunded defined benefit pension plans	(49.0)	(48.1)
Pension liabilities included in other current liabilities	(1.3)	(1.3)
Net funded status	$(27.4)	$(26.9)
Components of Net Periodic Benefit Cost
The components of GCP's net periodic benefit cost for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019		2018
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1.5	$0.7	$2.0	$0.8
Interest cost	1.4	1.4	1.4	1.4
Expected return on plan assets	(1.6)	(1.5)	(1.9)	(1.8)
Net periodic benefit cost (1)(2)	$1.3	$0.6	$1.5	$0.4
________________________________

(1)
Service cost component of net periodic benefit cost is included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations. All other components of net periodic benefit cost are presented in "Other income, net," within the accompanying unaudited Consolidated Statements of Operations.

(2)
During the three months ended March 31, 2019, the Company recognized a curtailment gain of $0.2 million within the gain on sale of Indonesia related to its delayed closing as a part of Darex divestiture. Please refer to Note 18, "Discontinued Operations" for further information.

Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. As of March 31, 2019 and December 31, 2018, the related long-term liability was $1.7 million. As of March 31, 2019 and December 31, 2018, accumulated other comprehensive income was $0.5 million and $0.4 million, respectively, net of related tax impact of $0.1 million as of the end of each period. The related expense for the three months ended March 31, 2019 was immaterial.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP.

Notes to Consolidated Financial Statements (unaudited) - Continued

GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three months ended March 31, 2019 and 2018, GCP contributed $0.9 million and $3.4 million, respectively to these non-U.S. plans.
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans amounted to $1.3 million and $1.0 million, respectively, during the three months ended March 31, 2019 and 2018 and are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.
8. Other Balance Sheet Accounts
The following is a summary of other current assets at March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Other Current Assets:
Non-trade receivables	$20.7	$25.0
Prepaid expenses and other current assets	15.0	9.2
Income taxes receivable	11.4	10.4
Total other current assets	$47.1	$44.6
The following is a summary of other current liabilities at March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Other Current Liabilities:
Accrued customer volume rebates	$20.5	$35.3
Accrued compensation(1)	13.4	16.4
Income taxes payable	15.5	17.2
Accrued interest	8.9	4.0
Pension liabilities	1.3	1.3
Restructuring liability	6.4	10.2
Other accrued liabilities(2)	44.3	61.1
Total other current liabilities	$110.3	$145.5
________________________________

(1)	Accrued compensation presented in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term employee incentive programs.

(2)
Other accrued liabilities presented in the table above as of March 31, 2019 and December 31, 2018 include $0.5 million and $13.6 million, respectively, representing the current portion of the liability related to the delayed closings associated with the Company's divestiture of Darex, as discussed in Note 18, "Discontinued Operations."

Notes to Consolidated Financial Statements (unaudited) - Continued

9. Commitments and Contingent Liabilities
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 10, "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the three months ended March 31, 2019.
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of March 31, 2019 and December 31, 2018, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At March 31, 2019 and December 31, 2018, GCP had gross financial assurances issued and outstanding of approximately $6 million and $5 million, respectively, which were composed of standby letters of credit. The letters of credit of are related primarily to customer advances and other performance obligations as of March 31, 2019 and December 31, 2018. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three months ended March 31, 2019.
Accounting for Contingencies
Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.

Notes to Consolidated Financial Statements (unaudited) - Continued

10. Shareholders' Equity
Stockholder Rights Plan
On March 15, 2019, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of GCP common stock with par value $0.01 per share and adopted a stockholder rights plan (the “Rights Agreement”). The dividend was distributed in a non-cash transaction on March 25, 2019 to the stockholders of record on that date. Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (a “Preferred Share”) for $150 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of GCP common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. The fair value of the dividend was not material on March 15, 2019.
The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” (as defined in the Rights Agreement) by obtaining beneficial ownership of 15% or more of the Company’s outstanding shares of common stock (provided, that if a stockholder’s beneficial ownership as of the Company’s announcement of the adoption of the Rights Agreement was at or above 15%, that stockholder’s existing ownership percentage would be grandfathered, but the Rights would become exercisable if at any time after such announcement, the stockholder increases its ownership percentage by 0.001% or more) (the “Distribution Date”). If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for the Exercise Price, purchase shares of the Company’s common stock with a market value of $300, based on the market price of the common stock prior to such acquisition. In addition, after a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the Company’s outstanding shares of common stock, the Board may extinguish the Rights by exchanging one share of common stock or an equivalent security for each Right, other than Rights held by the Acquiring Person. In addition, if the Company is later acquired in a merger or similar transaction after the Distribution Date, all holders of Rights except the Acquiring Person may, for $150, purchase shares of the acquiring corporation with a market value of $300 based on the market price of the acquiring corporation’s stock, prior to such merger. The Rights will expire on March 14, 2020, subject to a possible earlier expiration to the extent provided in the Rights Agreement.
Preferred Stock
On March 15, 2019, GCP authorized 10,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.
11. Restructuring and Repositioning Expenses
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
Repositioning expenses associated with the 2019, 2018 and 2017 Plans are primarily related to consulting, other professional services and recruitment costs associated with the Company’s organizational realignment and advancing its technology strategy. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expense and capital expenditures could increase or decrease and the timing of incurrence could change.
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
On February 22, 2019, the Board of Directors approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on GCP’s global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses GCP’s service delivery model primarily in North America to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities.

Notes to Consolidated Financial Statements (unaudited) - Continued

The Company expects to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which costs ranging from approximately $5 million to $8 million are related to restructuring activities and costs of approximately $10 million to $12 million are related to repositioning activities. In addition, the Company expects to incur approximately $2 million of capital expenditures associated with the program.
Total expected restructuring activity costs consist of approximately $3 million to $5 million of severance and other employee-related costs and $2 million to $3 million of other associated costs. As of March 31, 2019, there were no restructuring activity costs recognized under the 2019 Plan since inception.
Repositioning costs consist primarily of consulting services to assist GCP in advancing its technology strategy. During the three months ended March 31, 2019, GCP incurred repositioning expenses of $2.0 million related to the 2019 Plan. As of March 31, 2019, cumulative cash payments made for repositioning under the 2019 Plan from its inception amounted to $0.2 million.
Substantially all of the restructuring and repositioning activities are expected to be settled in cash and completed by the end of 2020.
2018 Restructuring and Repositioning Plan (the “2018 Plan”)
On August 1, 2018, the Board of Directors of the Company approved a business restructuring and repositioning plan. The 2018 Plan is designed to streamline operations and improve profitability, primarily within the concrete admixtures product line of the SCC segment, by focusing on the Company's core markets, rationalizing non-profitable geographies, reducing its global cost structure and accelerating the integration of VERIFI® into the Company’s global admixtures business.
The Company expects to incur total costs in connection with the 2018 Plan of approximately $31 million to $35 million, of which $20 million to $24 million relate to restructuring activities and asset impairments, and $11 million relate to repositioning activities.
Total expected restructuring activity costs consist of approximately $13 million to $14 million of severance and other employee-related costs, $5 million to $8 million of asset impairments, $1 million of facility exit costs and $1 million of other associated costs. Total expected restructuring activity costs are attributable as follows: (i) $17.0 million to $18.0 million to the SCC segment and (ii) $3.0 million to $6.0 million to the SBM segment. Substantially all of the restructuring actions are expected to be completed by December 31, 2019 and result in the net reduction of approximately 8%-10% of the Company's workforce.
Repositioning activities consist primarily of consulting services to assist GCP in advancing its technology strategy and are expected to be completed by December 31, 2019.
As of March 31, 2019, the cumulative restructuring activity costs recognized under the 2018 Plan since inception were $16.7 million, of which $14.3 million was attributable to the SCC segment and $2.4 million was attributable to the SBM segment. Cumulative restructuring activity costs incurred to date consisted of $11.8 million of severance and employee-related costs, $4.1 million of asset impairments charges, $0.6 million of facility exit costs and $0.2 million of other associated costs. As of March 31, 2019, repositioning expenses incurred during the three months ended March 31, 2019 and since inception were $3.3 million and $8.6 million, respectively.
As of March 31, 2019, cash payment for repositioning for the three months ended March 31, 2019 and since inception were $5.1 million and $5.3 million, respectively. With the exception of asset impairments, the Company expects to settle all of the restructuring and repositioning costs related to the 2018 Plan in cash.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, the Board of Directors approved a restructuring and repositioning plan that includes actions to streamline GCP's operations, reduce its global cost structure and reposition itself as a construction products technologies company.
GCP expects to incur total costs in connection with the 2017 Plan of approximately $29 million, of which $19 million is related to restructuring activities and asset impairments, and $10 million is related to repositioning activities.

Notes to Consolidated Financial Statements (unaudited) - Continued

Total expected restructuring activity costs consist of approximately $17 million of severance and other employee-related costs, and $2 million of asset impairments and facility exit costs. Total expected restructuring activity costs are attributable as follows: (i) $5 million to the SCC segment, (ii) $3 million to the SBM segment, (iii) $3 million to the Corporate function and (iv) $8 million to discontinued operations. The restructuring activities were substantially completed as of December 31, 2018. Total costs expected to be incurred for repositioning activities are $10 million. Additionally, GCP expects to incur approximately $10 million to $15 million of capital expenditures related to repositioning activities, which includes the build-out of two manufacturing plants in Asia Pacific that will replace shared facilities sold as a part of the Darex divestiture. GCP expects all of its repositioning activities to be classified within continuing operations and substantially completed by March 31, 2020.
As of March 31, 2019, the cumulative restructuring activity costs recognized under the 2017 Plan since its inception were $19.0 million which were attributable as follows: (i) $4.6 million to the SCC segment, (ii) $3.3 million to the SBM segment, (iii) $2.9 million to the Corporate function and (iv) $8.2 million to discontinued operations. Cumulative restructuring activity costs incurred to date consisted of $17.4 million of severance and employee-related costs, $1.4 million of asset impairments, and $0.2 million of facility exit costs. As of March 31, 2019, the cumulative repositioning activity costs and capital expenditures recognized for the 2017 Plan since its inception were approximately $8.9 million and $7.4 million, respectively. During the three months ended March 31, 2019 and 2018, GCP incurred repositioning expenses of $0.1 million and $0.9 million, respectively.
During the three months ended March 31, 2019, total cash payments related to such repositioning expenses were $1.3 million, which included $0.1 million for capital expenditures. As of March 31, 2019, cumulative cash payments made for repositioning under the 2017 Plan from its inception amounted to $15.4 million, including capital expenditures. The Company expects to settle in cash substantially all of the costs related to the 2017 Plan.
Restructuring Expenses and Asset Impairments
The following restructuring expenses and asset impairment charges were incurred under the 2018 and 2017 Plans and other plans during each period:

	Three Months Ended March 31,
(In millions)	2019	2018
Severance and other employee costs	$0.3	$0.2
Asset impairments	0.2	0.4
Other associated costs	0.2	—
Total restructuring expenses and asset impairments	$0.7	$0.6
Less: restructuring expenses and asset impairments reflected in discontinued operations	0.1	1.1
Total restructuring expenses and asset impairments from continuing operations	$0.6	$(0.5)
GCP incurred restructuring expenses and asset impairment charges related to its two operating segments and Corporate function as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
SCC	$0.6	$(0.4)
SBM	—	(0.5)
Corporate	—	0.4
Total restructuring expenses and asset impairments from continuing operations	$0.6	$(0.5)
Restructuring expenses and asset impairments reflected in discontinued operations	0.1	1.1
Total restructuring expenses and asset impairments	$0.7	$0.6

Notes to Consolidated Financial Statements (unaudited) - Continued

Restructuring liabilities were $6.4 million and $10.2 million, respectively, as of March 31, 2019 and December 31, 2018. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP has settled in cash substantially all of the remaining liabilities related to the 2017 Plan as of March 31, 2019. GCP expects to settle in cash substantially all of the remaining liabilities related to the 2018 Plan by December 31, 2019.
The following table summarizes the Company’s restructuring liability activity:

	2018 Plan			2017 Plan
(In millions)	Severance and other employee costs	Facility exit costs	Other Costs	Severance and other employee costs	Other plans	Total
Balance, December 31, 2018	$7.7	$0.2	$—	$1.8	$0.5	$10.2
Expense(1)	0.4	—	0.1	—	(0.1)	0.4
Payments	(2.2)	(0.1)	—	(1.5)	(0.2)	(4.0)
Impact of foreign currency and other	(0.1)	—	—	—	(0.1)	(0.2)
Balance, March 31, 2019	$5.8	$0.1	$0.1	$0.3	$0.1	$6.4
________________________________

(1)
Asset impairment charges of $0.2 million for the three months ended March 31, 2019 related to the 2018 and 2017 Plans are recorded as a reduction to "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded to the restructuring liability and therefore, are not included in the table above.

12. Other Comprehensive Income
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments (1)	$3.3	$—	$3.3
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive income attributable to GCP shareholders	$3.2	$—	$3.2

	Three Months Ended March 31, 2018
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments (1)	$14.3	$—	$14.3
Other comprehensive income attributable to GCP shareholders	$14.3	$—	$14.3
__________________________
(1) Currency translation adjustments did not have a corresponding tax effect.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
Current-period other comprehensive income (loss)	—	3.3	(0.1)	3.2
Balance, March 31, 2019	$(2.2)	$(114.5)	$(0.1)	$(116.8)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)
Other comprehensive income before reclassifications	—	14.3	0.1	14.4
Amounts reclassified from accumulated other comprehensive income	—	—	(0.1)	(0.1)
Current-period other comprehensive income	—	14.3	—	14.3
Balance, March 31, 2018	$0.4	$(71.7)	$(0.1)	$(71.4)
Please refer to Note 7, "Pension Plans and Other Postretirement Benefit Plans," for a discussion of pension plans and other postretirement benefit plans.
13. Stock Incentive Plans
Stock-Based Compensation Accounting
GCP grants stock options, restricted stock units (the "RSUs") and performance-based units (the "PBUs") with or without market conditions which vest upon the satisfaction of a performance condition and/or a service condition. Please refer to Note 14, "Stock Incentive Plans" to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K for further information on these awards.
In accordance with U.S. GAAP, GCP estimates the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, over the employee’s requisite service period for each separately vesting portion of the award. Total stock-based compensation expense is included in "Loss from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations and was $1.9 million during each of the three months ended March 31, 2019 and 2018, respectively.
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the three months ended March 31, 2019 and 2018, GCP repurchased approximately 125,400 shares and 23,000 shares, respectively, in a non-cash transaction under such provisions which were reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Equity.
As of March 31, 2019, approximately 7.7 million shares of common stock were reserved and available for future grant under the Plan.

Notes to Consolidated Financial Statements (unaudited) - Continued

Stock Options
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Assumptions used to calculate expense for stock options:	2019	2018
Risk-free interest rate	2.44 -2.64%	2.71 - 2.80%
Average life of options (years)	5.5 - 6.5	5.5 - 6.5
Volatility	28.02 - 28.59%	27.91 - 30.65%
Dividend yield	—	—
Weighted average fair value per stock option	$8.70	$11.07
The following table sets forth information relating to stock options denominated in GCP stock during the three months ended March 31, 2019:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2018	1,518	$21.18	3.75	$7,145
Options exercised	(177)	18.72
Options forfeited/expired/canceled	(15)	29.37
Options granted	248	26.49
Outstanding, March 31, 2019	1,574	$22.21	4.18	$12,162
Exercisable, March 31, 2019	1,107	$19.81	3.11	$11,028
Vested and expected to vest, March 31, 2019	1,553	$22.14	4.15	$12,109
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of March 31, 2019 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the three months ended March 31, 2019 and 2018 were $1.7 million and $3.5 million, respectively.
At March 31, 2019, total unrecognized stock-based compensation expense for stock options outstanding was $2.6 million and is expected to be recognized over the weighted-average period of approximately 1.3 years.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of March 31, 2019, $9.0 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 1.8 years.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

RSUs are recorded at fair value on the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date.
The following table sets forth the RSU activity for the three months ended March 31, 2019:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	363	$22.76
RSUs settled	(236)	19.87
RSUs forfeited	(5)	29.91
RSUs granted	120	26.62
RSUs outstanding, March 31, 2019	242	$27.34
Expected to vest as of March 31, 2019	232	$27.37
The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2019 and 2018 was $26.62 and $32.60 per share, respectively. During the three months ended March 31, 2019 and 2018, GCP distributed 236,000 shares and 63,177 shares, respectively, to settle RSUs upon vesting. The fair value of RSUs vested during the three months ended March 31, 2019 and 2018 was $6.0 million and $2.0 million, respectively. During the three months ended March 31, 2019 and 2018, GCP withheld and retained approximately 125,400 and 23,000 shares, respectively, of Company common stock in a non-cash transaction with a cost of $3.2 million and $0.7 million, respectively, in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the three months ended March 31, 2019 and 2018, cash payments for such tax withholding obligations were $3.2 million and $0.7 million, respectively.
PBUs
PBUs are performance-based units which are granted by the Company either with or without market conditions and recorded at fair value on the grant date. The performance criteria for PBUs granted in 2016 is based on a 3-year cumulative adjusted earnings per share measure. The number of shares earned by employees is based on the achievement of applicable performance targets related to such measure and can range between 0% to 200%. During the three months ended March 31, 2019, PBUs granted in 2016 were settled by the distribution of 76,461 shares of GCP common stock based on the actual performance of 68.7% achieved against the cumulative adjusted earnings per share measure during the years 2016-2018. The actual performance measure for the 2016 PBU grants was certified by the Compensation Committee during the period then ended. The performance criteria for PBUs granted in 2018 and 2017 includes a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index. For PBUs granted in 2019, such metric is modified, up or down, based on the Company's TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to employees. The 2019, 2018 and 2017 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Assumptions used to calculate expense for PBUs:	2019	2018
Expected Term (Remaining Performance Period)	2.86	2.86
Expected volatility	28.46%	28.56%
Risk-free interest rate	2.48%	2.38%
Expected dividends	—	—
Correlation coefficient	54.81%	38.98%
Average correlation coefficient of constituents	57.09%	39.96%
During the three months ended March 31, 2019, GCP granted 158,124 PBUs to its employees with a weighted average grant date fair value of $27.22. During the three months ended March 31, 2019, none of these PBUs were forfeited. As of March 31, 2019, all of these PBUs were outstanding.
During 2018, GCP granted 149,974 PBUs to its employees, of which 143,797 PBUs were outstanding as of December 31, 2018. During the three months ended March 31, 2019, 9,196 of these PBUs were forfeited. As of March 31, 2019, 134,601 of these PBUs were outstanding with a weighted average grant date fair of $34.04.
During 2017, GCP granted 166,821 PBUs to its employees, of which 138,915 PBUs were outstanding as of December 31, 2018. During the three months ended March 31, 2019, 9,090 of these PBUs were forfeited. As of March 31, 2019, 129,825 of these PBUs were outstanding with a weighted average grant date fair of $28.25.
During the three months ended March 31, 2019, 76,461 PBUs granted in 2016 with a weighted average grant date fair value of $17.04 vested and were released to Company employees. During the three months ended March 31, 2019, 34,840 of these awards were forfeited.

Notes to Consolidated Financial Statements (unaudited) - Continued

14. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Numerators
Income (loss) from continuing operations attributable to GCP shareholders	$14.6	$(13.8)
Income from discontinued operations, net of income taxes	6.8	7.2
Net income (loss) attributable to GCP shareholders	$21.4	$(6.6)
Denominators
Weighted average common shares—basic calculation	72.3	71.9
Dilutive effect of employee stock awards(1)	0.5	—
Weighted average common shares—diluted calculation	72.8	71.9
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to GCP shareholders	$0.20	$(0.19)
Income from discontinued operations, net of income taxes	$0.09	$0.10
Net income (loss) attributable to GCP shareholders(2)	$0.30	$(0.09)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations attributable to GCP shareholders	$0.20	$(0.19)
Income from discontinued operations, net of income taxes	$0.09	$0.10
Net income (loss) attributable to GCP shareholders	$0.29	$(0.09)
________________________________

(1)	Dilutive effect not applicable to periods in which GCP generated a loss from continuing operations.

(2)	Amounts may not sum due to rounding.
GCP uses the treasury stock method to compute diluted earnings (loss) per share. During the three months ended March 31, 2019, 0.6 million of anti-dilutive stock awards were excluded from the computation of diluted earnings per share based on the treasury stock method as a result of an income from continuing operations generated during the period. During the three months ended March 31, 2018, there were no anti-dilutive shares based on the treasury stock method as a result of a loss from continuing operations incurred during the period.
As of March 31, 2018, total outstanding options of 1.6 million and total outstanding RSUs of 0.4 million were excluded from the computation of diluted loss per share due to a loss from continuing operations incurred during the three months ended March 31, 2018.
The following table sets forth the weighted average options and RSUs excluded from the computation of dilutive shares and diluted loss per share that would've been reflected in the "Dilutive effect of employee stock awards" line in the table above:

	Three Months Ended March 31,
(In millions of shares)	2019	2018
Dilutive effect:
Options	N/A	0.6
RSUs	N/A	0.3
__________________________

(1)	N/A - Dilutive effect is included in computation of diluted earnings per share under the treasury stock method for periods in which GCP generated income from continuing operations.

Notes to Consolidated Financial Statements (unaudited) - Continued

15. Related Party Transactions and Transactions with Grace
Related Parties
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes including any related interest, penalties or audit adjustments reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes including any related interest, penalties or audit adjustments reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of March 31, 2019 and December 31, 2018, GCP has recorded $3.9 million of indemnified receivables in "Other assets" and $1.8 million of indemnified payables in "Other current liabilities" in the accompanying unaudited Consolidated Balance Sheets.
In addition, the Tax Sharing Agreement imposes certain restrictions on GCP and its subsidiaries, including restrictions on share issuances, business combinations, sales of assets and similar transactions that are designed to preserve the qualification of the Distribution, together with certain related transactions, under Section 355 and certain other relevant provisions of the Code. In the event that the Distribution, together with certain related transactions, does not qualify under Section 355 and certain other relevant provisions of the Code, then the Tax Sharing Agreement provides specific rules for allocating tax liabilities. In general, under the Tax Sharing Agreement, each party is expected to be responsible for any taxes imposed on and certain related amounts payable by GCP or Grace that arise from the failure of the Distribution and certain related transactions to qualify under Section 355 and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by such party in the Tax Sharing Agreement.
16. Operating Segment and Geographic Information
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

Notes to Consolidated Financial Statements (unaudited) - Continued

Operating Segment Data
The following table presents information related to GCP's operating segments:

	Three Months Ended March 31,
(In millions)	2019	2018
Net Sales
Specialty Construction Chemicals	$131.7	$147.0
Specialty Building Materials	94.4	103.2
Total net sales	$226.1	$250.2
Segment Operating Income
Specialty Construction Chemicals segment operating income	$7.9	$5.9
Specialty Building Materials segment operating income	15.9	18.1
Total segment operating income	$23.8	$24.0
Reconciliation of Operating Segment Data to Financial Statements
Corporate expenses directly related to the operating segments are allocated to the segment's operating income. GCP excludes from the segments' operating income certain functional costs, certain impacts of foreign currency exchange, as well as other corporate costs included in the table below. GCP also excludes from the segment's operating income certain ongoing defined benefit pension costs recognized during each reporting period, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance since such costs are not managed at an operating segment level.
Total segment operating income for the three months ended March 31, 2019 and 2018, is reconciled below to "Loss from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2019	2018
Total segment operating income	$23.8	$24.0
Corporate costs	(9.9)	(8.9)
Certain pension costs	(1.9)	(1.9)
Other costs	(2.5)	—
Repositioning expenses	(5.4)	(0.9)
Restructuring expenses and asset impairments	(0.6)	0.5
Third-party and other acquisition-related costs	(0.1)	(0.8)
Net income attributable to noncontrolling interests	0.2	0.1
Interest expense, net	(5.2)	(12.3)
Loss from continuing operations before income taxes	$(1.6)	$(0.2)
Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Notes to Consolidated Financial Statements (unaudited) - Continued

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates.

	Three Months Ended March 31,
(In millions)	2019	2018
Net Sales
United States	$107.8	$116.9
Canada and Other	5.7	6.1
Total North America	113.5	123.0
Europe Middle East Africa	46.4	58.3
Asia Pacific	50.7	52.0
Latin America	15.5	16.9
Total	$226.1	$250.2
Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2019 and 2018. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of March 31, 2019 and December 31, 2018.
Disaggregation of Long-Lived Assets
As a result of adopting Topic 842, the Company has recorded $38.9 million of operating lease right-of-use-assets as of March 31, 2019. The Company disaggregates such assets by operating segments and geographic areas in which GCP operates. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" and Note 5, "Lessee Arrangements" for further discussion on the accounting treatment and impact of adopting Topic 842.
The following table sets forth certain long-lived asset information related to the geographic areas in which GCP operates:

(In millions)	As of March 31, 2019
Operating lease right-of-use assets
United States	$13.4
Canada and Other	0.2
Total North America	13.6
Europe Middle East Africa	15.1
Asia Pacific	8.7
Latin America	1.5
Total	$38.9
Operating lease right-of-use assets
Specialty Construction Chemicals	19.1
Specialty Building Materials	16.0
Corporate	3.8
Total	$38.9

Notes to Consolidated Financial Statements (unaudited) - Continued

17. Acquisitions
The Company did not complete any material acquisitions during the three months ended March 31, 2019. During the three months ended March 31, 2019, there were no adjustments made to the preliminary purchase price allocations for acquisitions consummated in 2018. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" included in the 2018 Annual Report on Form 10-K for further discussion regarding the accounting treatment for business acquisitions.
Acquisitions Completed in 2018
Clydebridge Holdings Limited
On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited (the "RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The acquisition has strengthened GCP’s position in the U.K. waterproofing market and has complemented its product portfolio within the SBM operating segment by adding waterproofing capabilities for a wider range of projects. The aggregate purchase price of $29.7 million, net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.1 million. During the year ended December 31, 2018, the Company finalized certain closing adjustments with the seller and its purchase price allocation by recording a $0.2 million reduction in both consideration paid and inventories.
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations ("ASC 805"). The operating results of RIW have been reflected in the results of operations for the SBM operating segment from the date of the acquisition. The fair values of assets acquired and liabilities assumed were finalized as of March 31, 2019.
At the closing of the acquisition of RIW, a portion of the consideration was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. There were no amounts released from the escrow to the sellers as of March 31, 2019. Revenue and net income from RIW were not material to the Company's consolidated revenue and net income during the three months ended March 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

18. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the three months ended March 31, 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain on sale of $7.2 million. During the three months ended March 31, 2018, the Company completed the delayed closings in Argentina, Colombia, and Peru and recorded an after-tax gain of $10.3 million on the sale of the delayed close entities in these countries. The remaining delayed closing in Venezuela is expected to be completed during the year ended December 31, 2019. The results of the operations of the Darex business within the delayed close countries up to the time of their closings are reported as “Income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, with the exception of operations in Venezuela which were deconsolidated during 2017.
As of December 31, 2018, a liability of $13.6 million related to the consideration received by GCP for the delayed closings was recognized in “Other current liabilities”. During the three months ended March 31, 2019, GCP reduced the liability by $13.1 million which consisted of the sale proceeds received on July 3, 2017 for the delayed closing in Indonesia. The remaining liability of $0.5 million for the consideration received on July 3, 2017 related to the delayed closing in Venezuela is recorded in “Other current liabilities” as of March 31, 2019.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Net proceeds included in gain	$12.7	$25.0
Less: Net assets derecognized	3.1	6.5
Gain recognized before income taxes	9.6	18.5
Less: Tax effect of gain recognized	2.4	8.2
Gain recognized after income taxes	$7.2	$10.3
In connection with the Disposition and related tax gain, as noted above, the Company recorded tax expense of $2.4 million and $8.2 million, respectively, within discontinued operations during the three months ended March 31, 2019 and 2018. The tax consequences of the Disposition are complex and the calculation of the provision is based on management’s best estimate using all readily accessible information. Based on the overall complexity of the calculation, management believes that there is a reasonable possibility that differences between the estimated tax provision and actual outcome may result within the next nine months, which could have a material impact on the Company's results of operations.
In connection with the Disposition, the Company and Henkel also entered into a Transition Services Agreement pursuant to which Henkel and the Company provided various services to each other in connection with the transition of the Darex business to Henkel. The services were related to real estate, information technology, accounts payable, payroll and other financial functions, as well as administrative services, and covered various periods up to 36 months following the closing date. The services substantially ended during the year ended December 31, 2018. The charges for such services generally allowed the servicing party to recover all out-of-pocket costs and expenses and were recorded in "Other income, net" on the accompanying unaudited Consolidated Statements of Operations.
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of March 31, 2019 and December 31, 2018, GCP has recorded an indemnification payable of $0.9 million as a result of the Disposition.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table sets forth the components of "Income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2019	2018
Net sales	$—	$5.7
Cost of goods sold	—	7.1
Gross profit	—	(1.4)
Selling, general and administrative expenses	0.3	1.8
Restructuring expenses	0.1	1.1
Gain on sale of business	(9.6)	(18.5)
Other expenses (income), net	0.1	(0.2)
Income from discontinued operations before income taxes	9.1	14.4
Provision for income taxes	(2.3)	(7.2)
Income from discontinued operations, net of income taxes	$6.8	$7.2
The following table sets forth carrying amounts of the major classes of assets and liabilities of Darex classified as held for sale in the accompanying unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Trade accounts receivable	$—	$2.2
Inventories	—	1.2
Current assets held for sale	$—	$3.4
Properties and equipment, net	—	0.2
Other assets	0.5	0.5
Non-current assets held for sale	$0.5	$0.7
Underfunded and unfunded defined benefit pension plans	—	0.4
Non-current liabilities held for sale	$—	$0.4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2019 as the "first quarter" and the quarter ended March 31, 2018 as the "prior-year quarter". See Analysis of Operations for a discussion of our non-GAAP performance measures.
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
Information Related to Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not historical events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, statements about GCP's review of strategic alternatives and statements about expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements, or that could cause other forward-looking statements to prove incorrect, include, without limitation, risks related to: the cyclical and seasonal nature of the industries that GCP serves; foreign operations, especially in emerging regions; changes in currency exchange rates; the cost and availability of raw materials and energy; the effectiveness of GCP’s research and development, new product introductions and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding liquidity and indebtedness, including debt covenants and interest rate exposure; developments affecting GCP’s funded and unfunded pension obligations; warranty and product liability claims; legal proceedings; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; the handling of hazardous materials and the costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission ("SEC") and are available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.
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

We operate our business on a global scale. During the first quarter, approximately 52% of our sales were generated outside of the U.S. We operate in over 30 countries and conduct business in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
On February 27, 2019, we announced a review of strategic alternatives to enhance shareholder value. We are currently evaluating various strategic, financial and operational alternatives which may include the sale of GCP, a strategic business combination, the continued execution of our business plan, as well as potential enhancements to the business, or some combination of these. There can be no assurance that this process will result in GCP completing any specific action or transaction.
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.

•	Net sales decreased 9.6% to $226.1 million.

•	Gross profit decreased 6.1% to $82.2 million and gross margin increased approximately 150 basis points to 36.4%.

•
Income from continuing operations attributable to GCP shareholders was $14.6 million, or $0.20 per diluted share, compared to a loss of $13.8 million, or $0.19 per diluted share. The change was primarily due to an income tax benefit and lower interest expense.

•	Adjusted EPS was $0.07 per diluted share compared to $0.01 in the prior-year quarter.

•	Adjusted EBIT decreased 9.1% to $12.0 million.

•	Adjusted EBITDA decreased 5.6% to $22.1 million.

•	Adjusted EBIT Return On Invested Capital was 17.3% on a trailing four quarters basis compared with 20.2% for the first quarter of 2018.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the first quarter compared to the corresponding prior-year quarter. Please refer to the Analysis of Operations (the “table”) when reviewing our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves quarter-to-quarter and year-over-year comparability, as well as provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes since these measures provide additional transparency to our core operations.
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

The following are the non-GAAP financial measures presented in the table:

•
Adjusted EBIT (a non-GAAP financial measure)- is defined as net income (loss) from continuing operations attributable to GCP shareholders adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring expenses, repositioning and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) interest income, interest expense and related financing costs; (xi) income taxes; and (xii) and certain other items that are not representative of underlying trends. Adjusted EBIT Margin is defined as Adjusted EBIT divided by net sales. We use Adjusted EBIT to assess and measure our operating performance and determine performance-based compensation. We use Adjusted EBIT as a performance measure because it provides improved quarter-to-quarter and year-over-year comparability for decision-making and compensation purposes and allows management to measure the ongoing earnings results of our strategic and operating decisions.

•
Adjusted EBITDA (a non-GAAP financial measure)- is defined as Adjusted EBIT adjusted for depreciation and amortization. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales. We use Adjusted EBITDA as a performance measure in making significant business decisions.

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

•
Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure)- is defined as Adjusted EBIT (on a trailing four quarters basis) divided by stockholders' equity adjusted for: (i) cash and cash equivalents, (ii) debt, (iii) income tax assets and liabilities, (iv) defined benefit pension plan assets and liabilities, and (iv) certain other assets and liabilities. We use Adjusted EBIT Return On Invested Capital as a performance measure to review investments and to make capital allocation decisions.

Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted EPS, Adjusted EBIT Return On Invested Capital, Adjusted Gross Profit and Adjusted Gross Margin do not purport to represent income measures as defined under U.S. GAAP. These measures are provided to investors and others to improve the quarter-to-quarter, year-to-year, and peer-to-peer comparability of our financial results and to ensure that investors understand the information we use to evaluate the performance of our businesses.

Adjusted EBIT has material limitations as an operating performance measure because it excludes costs related to income and expenses from restructuring and repositioning activities which historically has been a material component of our net income (loss) from continuing operations attributable to GCP shareholders. Adjusted EBITDA also has material limitations as an operating performance measure because it excludes the impact of depreciation and amortization expense. Our business is substantially dependent on the successful deployment of capital, and depreciation and amortization expense is a necessary element of our costs. We compensate for the limitations of these measurements by using these indicators together with net income (loss) measured in accordance with GAAP to present a complete analysis of our results of operations. Adjusted EBIT and Adjusted EBITDA should be evaluated together with net income (loss) from continuing operations attributable to GCP shareholders measured in accordance with GAAP for a complete understanding of our results of operations.

We have provided in the following tables a reconciliation of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

Analysis of Operations (in millions, except per share amounts)	Three Months Ended March 31,
	2019	2018	% Change
Net sales:
Specialty Construction Chemicals	$131.7	$147.0	(10.4)%
Specialty Building Materials	94.4	103.2	(8.5)%
Total GCP net sales	$226.1	$250.2	(9.6)%
Net sales by region:
North America	$113.5	$123.0	(7.7)%
Europe Middle East Africa (EMEA)	46.4	58.3	(20.4)%
Asia Pacific	50.7	52.0	(2.5)%
Latin America	15.5	16.9	(8.3)%
Total net sales by region	$226.1	$250.2	(9.6)%

Profitability performance measures:
Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$7.9	$5.9	33.9%
Specialty Building Materials segment operating income	15.9	18.1	(12.2)%
Corporate costs (B)	(9.9)	(8.9)	11.2%
Certain pension costs (C)	(1.9)	(1.9)	—%
Adjusted EBIT (non-GAAP)	$12.0	$13.2	(9.1)%
Repositioning expenses	(5.4)	(0.9)	NM
Restructuring expenses and asset impairments	(0.6)	0.5	NM
Other costs (D)	(2.5)	—	(100.0)%
Third-party and other acquisition-related costs	(0.1)	(0.8)	87.5%
Interest expense, net	(5.2)	(12.3)	57.7%
Income tax (expense) benefit	16.4	(13.5)	NM
Income (loss) from continuing operations attributable to GCP shareholders (GAAP)	$14.6	$(13.8)	NM
Income (loss) from continuing operations attributable to GCP shareholders as a percentage of net sales	6.5%	(5.5)%	NM
Diluted EPS from continuing operations (GAAP)	$0.20	$(0.19)	NM
Adjusted EPS (non-GAAP)	$0.07	$0.01	NM

Analysis of Operations (in millions)	Three Months Ended March 31,
	2019	2018	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$44.3	$46.0	(3.7)%
Specialty Building Materials	38.2	41.9	(8.8)%
Adjusted Gross Profit (non-GAAP)	$82.5	$87.9	(6.1)%
Corporate costs and pension costs in cost of goods sold	(0.3)	(0.4)	25.0%
Total GCP Gross Profit (GAAP)	$82.2	$87.5	(6.1)%
Gross Margin:
Specialty Construction Chemicals	33.6%	31.3%	2.3 pts
Specialty Building Materials	40.5%	40.6%	(0.1) pts
Adjusted Gross Margin (non-GAAP)	36.5%	35.1%	1.4 pts
Corporate costs and pension costs in cost of goods sold	(0.1)%	(0.2)%	0.1 pts
Total GCP Gross Margin (GAAP)	36.4%	34.9%	1.5 pts
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$7.9	$5.9	33.9%
Specialty Building Materials segment operating income	15.9	18.1	(12.2)%
Corporate and certain pension costs	(11.8)	(10.8)	9.3%
Total GCP Adjusted EBIT (non-GAAP)	$12.0	$13.2	(9.1)%
Depreciation and amortization:
Specialty Construction Chemicals	$5.5	$6.0	(8.3)%
Specialty Building Materials	3.8	3.4	11.8%
Corporate	0.8	0.8	—%
Total GCP depreciation and amortization	$10.1	$10.2	(1.0)%
Adjusted EBITDA:
Specialty Construction Chemicals	$13.4	$11.9	12.6%
Specialty Building Materials	19.7	21.5	(8.4)%
Corporate and certain pension costs	(11.0)	(10.0)	10.0%
Total GCP Adjusted EBITDA (non-GAAP)	$22.1	$23.4	(5.6)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	6.0%	4.0%	2.0 pts
Specialty Building Materials	16.8%	17.5%	(0.7) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	5.3%	5.3%	0.0 pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	10.2%	8.1%	2.1 pts
Specialty Building Materials	20.9%	20.8%	0.1 pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	9.8%	9.4%	0.4 pts

Analysis of Operations (in millions)	Four Quarters Ended
	March 31, 2019	March 31, 2018
Calculation of Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital (trailing four quarters):
Income (loss) from continuing operations attributable to GCP shareholders (trailing four quarters):	$12.3	$(99.7)
Stockholders' Equity (end of period)	508.0	504.5
Assets:
Cash and cash equivalents	(298.6)	(592.9)
Pension plans	(22.9)	(27.9)
Income taxes	(28.5)	(27.1)
Other current assets (E)	(11.4)	(7.9)
Other assets (F)	(3.8)	(10.6)
Assets held for sale*	(0.5)	(10.1)
Subtotal	(365.7)	(676.5)
Liabilities:
Debt*	356.6	542.9
Income taxes	96.5	111.4
Pension plans	49.0	56.2
Other current liabilities (G)	35.1	96.8
Other liabilities (H)	1.7	0.5
Liabilities held for sale*	—	4.6
Subtotal	538.9	812.4
Total invested capital (end of period)	$681.2	$640.4
Return on Stockholders' Equity	2.4%	(19.8)%
Adjusted EBIT (trailing four quarters)	$117.7	$129.6
Adjusted EBIT Return On Invested Capital (non-GAAP)	17.3%	20.2%
___________________________________________________________________________________________________________________

(A)	Our segment operating income includes only our share of income of consolidated joint ventures.

(B)	Management allocates certain corporate costs to each operating segment to the extent such costs are directly attributable to the segments.

(C)
Certain pension costs include only ongoing costs, recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits. SCC and SBM segment operating income and corporate costs do not include any amounts for pension expense. Other pension-related costs, including annual mark-to-market adjustments, gains or losses from curtailments and terminations, as well as other related costs, are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of our businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and other related costs are primarily attributable to changes in financial market values and actuarial assumptions and are not directly related to the operation of our businesses.

(D)
Other costs represent legal and advisory fees incurred in connection with the nomination by a Company shareholder of Board of Directors candidates to stand for election at the 2019 Annual Meeting of Shareholders, as well as other related matters.

(E)	Other current assets consist of income taxes receivable.

(F)	Other assets consist of capitalized financing fees.

(G)	Other current liabilities consist of income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture.

(H)	Other liabilities consist of other postretirement benefits liabilities and liabilities incurred in association with the Darex divestiture.

*	Consists of current and non-current components.

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2019				2018
(in millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$0.20				$(0.19)
Repositioning expenses	$5.4	$1.3	$4.1	0.06	$0.9	$0.2	$0.7	0.01
Restructuring expenses and asset impairments	0.6	0.1	0.5	0.01	(0.5)	(0.1)	(0.4)	(0.01)
Third-party and other acquisition-related costs	0.1	—	0.1	—	0.8	0.2	0.6	0.01
Other costs	2.5	0.6	1.9	0.03	—	—	—	—
Discrete tax items, including adjustments to uncertain tax positions	—	16.4	(16.4)	$(0.23)	—	(13.5)	13.5	$0.19
Adjusted EPS (non-GAAP)				$0.07				$0.01
GCP Overview
The following is an overview of our financial performance for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin

The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency exchange for the period.

	Three Months Ended March 31, 2019 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(10.6)%	4.3%	(4.1)%	(10.4)%
Specialty Building Materials	(8.4)%	2.0%	(2.1)%	(8.5)%
Net sales	(9.7)%	3.4%	(3.3)%	(9.6)%
By Region:
North America	(11.3)%	3.8%	(0.2)%	(7.7)%
Europe Middle East Africa	(17.1)%	2.1%	(5.4)%	(20.4)%
Asia Pacific	0.5%	0.4%	(3.4)%	(2.5)%
Latin America	(3.8)%	13.2%	(17.7)%	(8.3)%
Net sales of $226.1 million for the first quarter decreased by $24.1 million, or 9.6%, from the prior-year quarter. The decrease was primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation, partially offset by price increases in both SCC and SBM. Sales volumes decreased primarily due to a more moderate start to the construction season, poor weather and distributor inventory destocking in North America, as well as planned exits of unprofitable geographic markets within SCC.
Gross profit was $82.2 million for the first quarter, a decrease of $5.3 million, or 6.1%, compared with the prior-year quarter, primarily due to lower sales volumes in SCC and SBM. Gross margin increased 150 basis points to 36.4% primarily due to improved pricing and the favorable impact of exiting unprofitable geographic markets within SCC which more than offset increased raw material and logistics costs.
Income (Loss) from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $14.6 million for the first quarter compared to a loss of $13.8 million for the prior-year quarter. The change was primarily due to an income tax benefit in the current quarter compared to tax expense in the prior-year quarter mostly due to the 2017 Tax Act, decrease in interest expense and lower selling, general and administrative expenses. The impact of these items was partially offset by a reduction in "other income, net," primarily due to lower income from our Transition Services Agreement (the "TSA") related to the sale of Darex.

Adjusted EBIT
Adjusted EBIT was $12.0 million for the first quarter, a decrease of 9.1% compared with the prior-year quarter primarily due to lower SBM operating income and higher corporate costs, partially offset by higher SCC operating income. Adjusted EBIT margin was 5.3% in both periods as lower net sales were offset by increases in gross margin in the current quarter.
Adjusted EBITDA
Adjusted EBITDA was $22.1 million for the first quarter, a decrease of 5.6% compared with the prior-year quarter, primarily due to lower Adjusted EBIT. Adjusted EBITDA margin increased from 9.4% to 9.8% primarily due to higher gross margin.

Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital
Return on Stockholders' Equity for the first quarter was 2.4% compared to (19.8%) in the prior-year quarter. The increase was primarily driven by income from continuing operations attributable to GCP shareholders of $12.3 million for the trailing four quarters compared to a loss of $99.7 million during the corresponding prior period. The change was primarily attributable to lower income taxes due to the 2017 Tax Act, lower interest expense, income from pension mark-to-market adjustments and loss on the deconsolidation of our Venezuela operations in 2017, partially offset by a loss on the refinancing of our 9.5% Senior Notes in 2018.
Adjusted EBIT Return On Invested Capital for the first quarter was 17.3%, a decrease from 20.2% in the prior-year quarter. The decrease was mainly driven by lower Adjusted EBIT and a 6.4% increase in invested capital that resulted primarily from capital expenditures, higher goodwill, and lower other current liabilities.
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

Operating Segment Overview—Specialty Construction Chemicals (SCC)
The following is an overview of the financial performance of SCC for the first quarter compared with the corresponding prior-year quarter.
Net Sales and Gross Margin—SCC
Net sales were $131.7 million for the first quarter, a decrease of $15.3 million, or 10.4%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 10.6% in the first quarter compared with the prior-year quarter primarily due to strategic exits from unprofitable geographic markets and poor weather conditions in North America. Sales volumes decreased 9.0% in our Concrete business primarily due to strategic exits from unprofitable geographic markets. Sales volumes in our Cement business decreased 16.0% due to lower volumes, primarily in Asia Pacific and EMEA.
Gross profit was $44.3 million for the first quarter, a decrease of $1.7 million, or 3.7%, compared with the prior-year quarter, primarily due to lower sales volumes. Gross margin increased 230 basis points to 33.6% compared with the prior-year quarter primarily due to increased pricing and the favorable impact of exiting unprofitable geographic markets which more than offset increased raw material and logistics costs.

Segment Operating Income and Operating Margin—SCC
Segment operating income of $7.9 million increased $2.0 million, or 33.9%, compared with the prior-year quarter, primarily due to lower operating expenses resulting from restructuring savings, partially offset by lower gross profit. Segment operating margin of 6.0% increased 200 basis points compared with the prior-year quarter primarily due to higher gross margin.

Operating Segment Overview—Specialty Building Materials (SBM)
The following is an overview of the financial performance of SBM for the first quarter compared with the corresponding prior-year quarter.
Net Sales and Gross Margin—SBM
Net sales were $94.4 million for the first quarter, a decrease of $8.8 million, or 8.5%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 8.4% primarily due to lower project activity in North America and Latin America, partially offset by growth in Asia Pacific. Building Envelope volumes declined 5.4% primarily due to a more moderate start to the construction season, partially offset by the incremental impact of RIW which was acquired in May 2018. Residential volumes decreased 12.1% primarily due to distributor inventory destocking in North America. Specialty Construction Products volumes declined 12.6% primarily due to lower volumes in injections and specialty flooring products, partially offset by an increase in grouts.
Gross profit was $38.2 million for the first quarter, a decrease of $3.7 million, or 8.8%, compared with the prior-year quarter, primarily due to lower sales volumes. Gross margin of 40.5% remained consistent with the prior-year quarter as improved pricing was offset by higher raw material costs and unfavorable product mix.

Segment Operating Income and Operating Margin—SBM
Segment operating income of $15.9 million decreased $2.2 million, or 12.2%, compared with the prior-year quarter primarily due to lower gross profit, partially offset by lower operating expenses. Segment operating margin declined 70 basis points to 16.8% primarily due to reduced operating leverage as a result of lower sales volumes.

Corporate Overview
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated to our operating segments.
Corporate costs were $9.9 million for the first quarter, an increase of $1.0 million, or 11.2%, compared with the prior-year quarter. The increase was primarily due to an increase in employee related costs and a foreign exchange loss in the current period relating to Argentina.
Defined Benefit Pension Expense
Defined benefit expense includes costs relating to U.S. and non-U.S. defined benefit pension and other postretirement benefit (the "OPEB") plans that provide benefits for retirees and former employees of divested businesses where we retained these obligations.
In accordance with mark-to-market (the "MTM") accounting, our pension costs recognized in our results of operations consist of the following two components: (i) "certain pension costs," which represent ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits; and (ii) "pension MTM adjustment and other related costs, net," which represent mark-to-market gains and losses recognized annually during the fourth quarter or during interim periods when significant events occur, such as plan amendments or curtailments. Mark-to-market gains and losses result from changes in actuarial assumptions, such as discount rates, and the difference between actual and expected returns on plan assets. Additionally, we recognize applicable material events within "gain on termination and curtailment of pension and other postretirement plans" during the period in which they occur.
Certain pension costs during each of the first quarter and the prior-year quarter were $1.9 million. We did not incur any "pension market-to-market adjustment and other related costs" in the first quarter or the prior-year quarter. During the first quarter and the prior-year quarter, the components of pension costs presented in "Corporate costs and pension costs in cost of goods sold" in our Analysis of Operations were $0.3 million and $0.4 million, respectively, and represent service costs related to our manufacturing employees.

Restructuring and Repositioning Expenses
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
On February 22, 2019, our Board of Directors approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on our global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses our service delivery model primarily in North America to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities.
We expect to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which approximately $5 million to $8 million represent restructuring costs and approximately $10 million to $12 million represent repositioning costs. In addition, we expect to incur $2 million of capital expenditures associated with the program.
We expect to realize total annualized pre-tax cost savings associated with the 2019 Plan of approximately $22 million to $28 million in 2020. These savings are expected to benefit both the SCC and SBM operating segments. Substantially all of the activities under the 2019 Plan are expected to be completed by the end of 2020.
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
We expect to realize total annualized pre-tax cost savings associated with the 2018 Plan of approximately $25 million in 2019. Approximately 75% and 25% of the total pre-tax cost savings are expected to benefit SCC and SBM, respectively. During the first quarter, we achieved pre-tax cost savings of approximately $5.2 million, or approximately $20.8 million on an annualized basis, through a reduction in cost of goods sold and selling, general and administrative expenses. We expect a total annualized SCC revenue reduction of $65 million to $75 million by the end of 2019 as a result of exiting non-profitable geographic markets under the 2018 Plan. Such revenue reductions amounted to approximately $14 million during the first quarter, or approximately $56 million, on an annualized basis.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, our Board of Directors approved a restructuring and repositioning plan that includes actions to streamline our operations, reduce our global cost structure and reposition us as a construction products technologies company.
We expect to incur total costs under the 2017 Plan of approximately $29 million, of which $19 million is related to restructuring activities and asset impairments, and $10 million is related to repositioning activities. As of March 31, 2019, we have incurred cumulative costs of $19.0 million related to restructuring and asset impairments and $8.9 million related to repositioning.
Restructuring activities were substantially completed as of December 31, 2018 and we achieved net annualized cost reductions of approximately $29 million, of which approximately $14 million was included within continuing operations and approximately $15 million was included within discontinued operations. These net cost reductions were primarily related to selling, general and administrative expenses. The net cost reductions were phased-in over the completion of the 2017 Plan, and the cost recovery generated from the Transition Services Agreement with Henkel, as described in Note 18, "Discontinued Operations" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q, largely offset the cost that was eliminated upon completion of the program.

Restructuring Expenses and Asset Impairments
The following table summarizes restructuring expenses and asset impairments related to the 2018 and 2017 Plans and other plans:

	Three Months Ended March 31,
(in millions)	2019	2018
Severance and other employee costs	$0.3	$0.2
Asset impairments	0.2	0.4
Other associated costs	0.2	—
Total restructuring expenses and asset impairments	$0.7	$0.6
Less: restructuring expenses and asset impairments reflected in discontinued operations	0.1	1.1
Total restructuring expenses and asset impairments from continuing operations	$0.6	$(0.5)
For further information on our restructuring activities, please refer to Note 11, "Restructuring and Repositioning Expenses" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" on this Quarterly Report on Form 10-Q.
Repositioning Expenses - 2019, 2018, and 2017 Plans
Repositioning expenses associated with the 2019, 2018, and 2017 Plans primarily relate to consulting, other professional services and employee-related costs associated with our organizational realignment. Due to the scope and complexity of our repositioning activities, the range of estimated repositioning expense could increase or decrease and the timing of incurrence could change.
During the first quarter, we incurred repositioning expenses related to the 2019 Plan of $2.0 million, substantially all of which were related to consulting and other professional service fees. Total cash payments made under the 2019 Plan were $0.2 million during the first quarter.
During the first quarter, we incurred repositioning expenses related to the 2018 Plan of $3.3 million, substantially all of which were related to consulting and other professional service fees and employee-related costs. As of March 31, 2019, the cumulative repositioning activity costs recognized under the 2018 Plan were approximately $8.6 million. As of March 31, 2019, cumulative cash payments for repositioning made under the 2018 Plan from inception to date were $5.3 million. Total cash payments made under the 2018 Plan were $5.1 million during the first quarter.
During the first quarter and prior-year quarter, we incurred repositioning expenses related to the 2017 Plan of $0.1 million and $0.9 million, respectively, substantially all of which were related to consulting and other professional service fees and employee-related costs. As of March 31, 2019, the cumulative repositioning activity costs recognized under the 2017 Plan were approximately $8.9 million. As of March 31, 2019, cumulative cash payments for repositioning made under the 2017 Plan from inception to date were $15.4 million. Total cash payments associated with the 2017 Plan were $1.3 million during the first quarter. As of March 31, 2019, cumulative capital expenditures incurred from inception to date were $7.4 million.
We exclude restructuring, asset impairments, and repositioning expenses from Adjusted EBIT, as discussed in the "Results of Operations" section above.
Interest and Financing Expenses
"Interest expense and related financing costs" included in the unaudited Consolidated Statements of Operations were $5.9 million for the first quarter compared to $13.8 million in the prior-year quarter. The decrease of $7.9 million is primarily attributable to lower interest on the 5.5% Senior Notes issued in connection with the redemption of our 9.5% Senior Notes on April 10, 2018.

Income Taxes
Income tax benefit/expense attributable to continuing operations during the first quarter and the prior-year quarter was an income tax benefit of $16.4 million and income tax expense of $13.5 million, respectively, representing effective tax rates of 1,025.0% and 6,750.0%. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the first quarter was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019 resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million, partially offset by a tax expense of $3.6 million on changes to our 2017 income tax liability and Transition Tax. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the prior-year quarter was primarily due to $12.5 million of tax expense related to changes in the estimated impact of the 2017 Tax Act.

Tax Reform
During the year ended December 31, 2018, we recorded a liability for an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the Transition Tax of $20.2 million. As a result of clarifications issued in January 2019 by the Internal Revenue Service (IRS) in the final treasury regulations under Code Section 965, we decreased our liability for unrecognized tax benefits by $20.2 million in the first quarter. In addition, the application of the final regulations resulted in an increase to our long-term tax payable by $3.4 million and an increase to our short-term tax payable by $0.2 million. We have elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of March 31, 2019, the unpaid balance of the Transition Tax obligation is $41.1 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2022 and April 2025.
For additional information related to the 2017 Tax Act, please refer to Note 7, "Income Taxes," to the Company's Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
Repatriation
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when tax efficient. This position has not changed subsequent to the one-time transition tax under the Tax Act.
Other Income, Net
Other income, net was $1.8 million and $6.3 million, respectively, during the first quarter and the prior-year quarter. The decrease of $4.5 million was primarily due to lower TSA related to the sale of Darex, lower gain on the sale of assets, and a decrease in interest income from the cash proceeds received from the sale of Darex. The cost eliminated in selling, general, and administrative expenses as a result of the 2017 Plan largely offset the reduction in TSA income.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following is an analysis of our financial condition, liquidity and capital resources at March 31, 2019.
Our principal uses of cash generally consist of capital investments, acquisitions and working capital investments. We believe our liquidity and capital resources, including cash on hand and cash we expect to generate during 2019 and thereafter, future borrowings if any, as well as other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and meet our debt obligations.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions and for general corporate purposes.

The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the first quarter, we completed the delayed closing in Indonesia and recognized a gain of $9.6 million on a pre-tax basis and $7.2 million on an after-tax basis based on $12.7 million of proceeds received. During the prior-year period, we recognized a gain of $18.5 million on a pre-tax basis and $10.3 million on an after-tax basis based on $25.0 million of proceeds received on the delayed closing countries of Argentina, Colombia and Peru.
Cash Resources and Available Credit Facilities
At March 31, 2019, we had available liquidity of $685.2 million, consisting of $298.6 million in cash and cash equivalents, of which $111.2 million was held in the U.S., $344.4 million available under our revolving credit facility, and $42.2 million under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
We expect to meet our U.S. cash and liquidity requirements with cash on hand, cash we expect to generate during 2019 and thereafter, future borrowings, if any, and other available liquidity, including royalties and service fees from our foreign subsidiaries. We may also repatriate future earnings from foreign subsidiaries if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and meet our debt obligations in the U.S. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for a discussion of our cash and cash equivalents.
The following table summarizes our non-U.S. credit facilities as of March 31, 2019:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Maturity Date
China	$12.0	$11.1	2/3/2021
India	12.0	1.7	2/3/2021
Canada	5.6	5.6	2/3/2021
Korea	5.0	5.0	2/3/2021
Mexico	2.4	2.4	3/31/2020
Brazil	2.3	2.3	Open ended
United Arab Emirates	2.5	2.5	12/31/2019
Other countries	12.2	11.6	Open ended
Total	$54.0	$42.2

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash used in operating activities from continuing operations	$(5.1)	$(8.5)
Net cash used in investing activities from continuing operations	(12.6)	(17.6)
Net cash (used in) provided by financing activities from continuing operations	(0.2)	0.8
Net cash used in operating activities from continuing operations for the first quarter was $5.1 million compared to $8.5 million for the prior-year quarter. The period-over-period change was primarily attributable to lower cash paid for taxes and interest resulting from lower interest expense and the timing of payments. The impact of these items was partially offset by higher cash paid for restructuring and repositioning, as well as increased cash used for accounts payable, inventory and customer volume rebates. During the first quarter and prior-year quarter, restructuring payments were $3.2 million and $1.8 million, respectively, and repositioning payments were $6.5 million and $1.6 million, respectively.
Net cash used in investing activities from continuing operations for the first quarter was $12.6 million, compared to $17.6 million for the prior-year quarter. The period-over-period change was primarily due to a decrease in cash outflows from other investing activities and capital expenditures compared to the prior-year quarter.
Net cash used in financing activities from continuing operations for the first quarter was $0.2 million, compared with net cash provided by financing activities of $0.8 million for the prior-year quarter. The period-over-period change was primarily due to an increase in payments for tax withholding obligations related to employee equity awards, partially offset by a decrease in aggregate repayments under our credit arrangements.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at March 31, 2019 and December 31, 2018 was $356.6 million and $356.7 million, respectively.
On April 10, 2018, we redeemed our then existing 9.5% Senior Notes with an aggregate principal amount of $525.0 million due in 2023 (the “9.5% Senior Notes”) and issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026 (the "5.5% Senior Notes"). We also entered into an amendment to our Credit Agreement to, among other things, (i) increase the aggregate principal amount available under our revolving credit facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein.
5.5% Senior Notes
Interest is payable semi-annually in arrears on April 15 and October 15 of each year. An interest payment of $9.6 million was due and paid on April 15, 2019. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.
Subject to certain conditions stated in the Indenture, we may, at our option and at any time and from time to time, redeem the 5.5% Senior Notes prior to their maturity date in whole or in part at certain redemption prices, as discussed in Note 6, "Debt and Other borrowings," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10‑K.
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 4, "Debt and Other Borrowings," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for additional information regarding our debt. As of March 31, 2019, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of March 31, 2019.

Credit Agreement
On April 10, 2018, we entered into an amendment to our Credit Agreement, as discussed above. As of March 31, 2019, there were no outstanding borrowings on the Revolving Credit Facility and $5.6 million in outstanding letters of credit, which resulted in available credit of $344.4 million under the Revolving Credit Facility. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Financial Instruments," to our Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. We were in compliance with all covenant terms as of March 31, 2019 and December 31, 2018. There were no events of default as of March 31, 2019 or December 31, 2018.
Other Contractual Obligations and Contingencies
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. During the first quarter, there were no material changes to our contractual obligations as previously reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in the Annual Report on Form 10-K for the year ended December 31, 2018.
Please refer to Note 9, "Commitments and Contingent Liabilities," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for a discussion of financial assurances and other contingencies.
Employee Benefit Plans
Defined Contribution Retirement Plan
We have a defined contribution retirement plan for GCP employees in the U.S. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, we amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. This plan is qualified under section 401(k) of the U.S. tax code. We incurred costs for this plan totaling $1.3 million and $1.0 million, respectively, for the first quarter and the prior-year quarter.
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans' status during the first quarter and the prior-year quarter, there were no minimum required payments under ERISA. During 2017 and 2016, we made accelerated contributions to the trusts that hold assets of the U.S. qualified pension plans, therefore we made no contributions to these plans in 2019 or 2018. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $0.9 million and $3.4 million, respectively, to the non-U.S. pension plans during the first quarter and the prior-year quarter. The decrease of $2.5 million was primarily due to a $2.9 million discretionary contribution to a pension plan in Brazil during the prior-year quarter. Please refer to Note 7, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for further discussion on our pension and other postretirement benefit plans.
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

We continue to account for our operations in Argentina as a highly inflationary economy. During the first quarter, we incurred losses of $0.4 million related to the remeasurement of monetary net assets which are included in "Other income, net" in the unaudited Consolidated Statements of Operations. The Argentina subsidiary's net sales were not material to our consolidated net sales during the first quarter and its monetary net assets denominated in local currency were not material to our consolidated total assets as of March 31, 2019 and December 31, 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information on our significant accounting policies and estimates, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standard Update (the "ASU") 2016-02, Leases (Topic 842). The adoption of Topic 842 resulted in a recognition of operating lease right-of-use assets of $40.8 million and operating lease obligations of $40.9 million as of January 1, 2019. The adoption of Topic 842 did not result in significant accounting changes for finance leases which were not material as of March 31, 2019. The adoption of Topic 842 related to lease arrangements in which the Company is a lessee did not have a material impact on the Company's results of operations and cash flows during the three months ended March 31, 2019, as described in Note 5 "Lessee Arrangements," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report"), more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and the information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our 2018 Annual Report are incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 9, "Commitments and Contingent Liabilities" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Item 1A.    RISK FACTORS
There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2018.
Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Certificate of Designations of Series A Junior Participating Preferred Stock of GCP Applied Technologies Inc. (incorporated herein by reference to Exhibit 3.1 to GCP’s Current Report on Form 8-K filed on March 15, 2019).

4.1
Rights Agreement, dated as of March 15, 2019, between GCP Applied Technologies Inc. and Equiniti Trust Company, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated herein by reference to Exhibit 4.1 to GCP’s Current Report on Form 8-K filed on March 15, 2019).

10.1
Agreement, dated as of March 11, 2019, by and among GCP Applied Technologies Inc. and Starboard Value LP and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 to GCP’s Current Report on Form 8-K filed on March 11, 2019).

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

GCP Applied Technologies Inc. (Registrant)

Date: May 8, 2019	By:	/s/ GREGORY E. POLING
Gregory E. Poling Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2019	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)