Form 10-Q
period 2019-06-30
GCP Applied Technologies Inc.
filed 2019-08-08
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-137533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Exchange on which registered
Common Stock, $0.01 par value per share	GCP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Stock, $0.01 par value per share	72,671,410

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net sales	$262.2	$302.8	$488.3	$553.0
Cost of goods sold	163.2	191.1	307.1	353.8
Gross profit	99.0	111.7	181.2	199.2
Selling, general and administrative expenses	71.4	77.6	140.4	152.5
Research and development expenses	4.6	5.3	9.3	10.2
Interest expense and related financing costs	5.7	66.7	11.6	80.5
Repositioning expenses	5.8	1.2	11.2	2.1
Restructuring expenses and asset impairments	4.4	(0.6)	5.0	(1.1)
Other income, net	(1.7)	(4.1)	(3.5)	(10.4)
Total costs and expenses	90.2	146.1	174.0	233.8
Income (loss) from continuing operations before income taxes	8.8	(34.4)	7.2	(34.6)
(Provision for) benefit from income taxes	(5.7)	5.3	10.7	(8.2)
Income (loss) from continuing operations	3.1	(29.1)	17.9	(42.8)
(Loss) income from discontinued operations, net of income taxes	(0.5)	1.3	6.3	8.5
Net income (loss)	2.6	(27.8)	24.2	(34.3)
Less: Net income attributable to noncontrolling interests	—	(0.1)	(0.2)	(0.2)
Net income (loss) attributable to GCP shareholders	$2.6	$(27.9)	$24.0	$(34.5)
Amounts Attributable to GCP Shareholders:
Income (loss) from continuing operations attributable to GCP shareholders	3.1	(29.2)	17.7	(43.0)
(Loss) income from discontinued operations, net of income taxes	(0.5)	1.3	6.3	8.5
Net income (loss) attributable to GCP shareholders	$2.6	$(27.9)	$24.0	$(34.5)
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to GCP shareholders	$0.04	$(0.40)	$0.24	$(0.60)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.02	$0.09	$0.12
Net income (loss) attributable to GCP shareholders(1)	$0.04	$(0.39)	$0.33	$(0.48)
Weighted average number of basic shares	72.6	72.1	72.5	72.0
Diluted earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$0.04	$(0.40)	$0.24	$(0.60)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.02	$0.09	$0.12
Net income (loss) attributable to GCP shareholders(1)	$0.04	$(0.39)	$0.33	$(0.48)
Weighted average number of diluted shares	73.0	72.1	72.9	72.0
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$2.6	$(27.8)	$24.2	$(34.3)
Other comprehensive loss:
Defined benefit pension and other postretirement plans, net of income taxes	—	(0.6)	—	(0.6)
Currency translation adjustments	(3.9)	(32.5)	(0.6)	(18.2)
Gain (loss) from hedging activities, net of income taxes	—	0.1	(0.1)	0.1
Total other comprehensive loss	(3.9)	(33.0)	(0.7)	(18.7)
Comprehensive (loss) income	(1.3)	(60.8)	23.5	(53.0)
Less: Comprehensive income attributable to noncontrolling interests	—	(0.1)	(0.2)	(0.2)
Comprehensive (loss) income attributable to GCP shareholders	$(1.3)	$(60.9)	$23.3	$(53.2)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$279.8	$326.1
Trade accounts receivable (including allowances of $6.3 million and $5.8 million, respectively)	188.4	198.6
Inventories, net	117.1	110.5
Other current assets	44.0	44.6
Current assets held for sale	—	3.4
Total Current Assets	629.3	683.2
Properties and equipment, net	235.3	225.1
Operating lease right-of-use assets	36.3	—
Goodwill	207.4	207.9
Technology and other intangible assets, net	84.7	89.0
Deferred income taxes	26.5	25.5
Overfunded defined benefit pension plans	22.3	22.5
Other assets	28.1	28.0
Non-current assets held for sale	0.5	0.7
Total Assets	$1,270.4	$1,281.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$3.0	$10.6
Operating lease obligations payable within one year	9.3	—
Accounts payable	104.0	121.4
Other current liabilities	105.2	145.5
Total Current Liabilities	221.5	277.5
Debt payable after one year	346.1	346.1
Income taxes payable	41.1	37.7
Deferred income taxes	12.2	12.4
Operating lease obligations	27.3	—
Unrecognized tax benefits	43.6	62.8
Underfunded and unfunded defined benefit pension plans	50.5	48.1
Other liabilities	15.8	15.5
Non-current liabilities held for sale	—	0.4
Total Liabilities	758.1	800.5
Commitments and Contingencies - Note 10
Stockholders' Equity
Preferred stock, par value $0.01; authorized: 10,000,000 and 0 shares, respectively; no shares issued or outstanding	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,670,366 and 72,176,324, respectively	0.7	0.7
Paid-in capital	50.2	39.6
Accumulated earnings	587.9	563.9
Accumulated other comprehensive loss	(120.7)	(120.0)
Treasury stock	(8.0)	(4.8)
Total GCP's Shareholders' Equity	510.1	479.4
Noncontrolling interests	2.2	2.0
Total Stockholders' Equity	512.3	481.4
Total Liabilities and Stockholders' Equity	$1,270.4	$1,281.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$(85.7)	$1.8	$492.0
Net (loss) income	—	—	—	—	—	(34.5)	—	0.2	(34.3)
Issuance of common stock in connection with stock plans(2)	0.2	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5.8	—	—	—	5.8
Exercise of stock options	0.3	—	—	—	5.1	—	—	—	5.1
Share repurchases(1)	—	—	0.1	(1.3)	—	—	—	—	(1.3)
Other comprehensive income	—	—	—	—	—	—	(18.7)	—	(18.7)
Balance, June 30, 2018	72.4	$0.7	0.2	$(4.7)	$40.8	$514.2	$(104.4)	$2.0	$448.6
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.9	$(120.0)	$2.0	$481.4
Net income	—	—	—	—	—	24.0	—	0.2	24.2
Issuance of common stock in connection with stock plans(2)	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5.6	—	—	—	5.6
Exercise of stock options	0.3	—	—	—	5.0	—	—	—	5.0
Share repurchases(1)	—	—	0.1	(3.2)	—	—	—	—	(3.2)
Other comprehensive loss	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, June 30, 2019	73.0	$0.7	0.3	$(8.0)	$50.2	$587.9	$(120.7)	$2.2	$512.3
________________________________

(1)
During the six months ended June 30, 2019 and 2018, GCP withheld and retained approximately 125,700 shares and 45,000 shares, respectively, of Company common stock in a non-cash transaction with a cost of $3.2 million and $1.3 million, respectively, in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the six months ended June 30, 2019 and 2018, cash payments for such tax withholding obligations were $3.2 million and $1.3 million, respectively.

(2)	The par value of shares issued is not included in the table due to rounding.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$24.2	$(34.3)
Less: Income from discontinued operations	6.3	8.5
Income (loss) from continuing operations	17.9	(42.8)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	21.1	20.8
Amortization of debt discount and financing costs	0.7	0.9
Stock-based compensation expense	5.0	5.3
Unrealized gain on foreign currency	—	(0.8)
Gain on termination and curtailment of pension and other postretirement benefit plans	—	(0.1)
Deferred income taxes	(15.5)	(6.0)
Loss on debt refinancing	—	59.8
Gain on disposal of property and equipment	(0.2)	(1.1)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	9.5	(3.3)
Inventories	(6.8)	(10.7)
Accounts payable	(17.6)	5.2
Pension assets and liabilities, net	2.5	(0.4)
Other assets and liabilities, net	(17.3)	(36.4)
Net cash used in operating activities from continuing operations	(0.7)	(9.6)
Net cash used in operating activities from discontinued operations	(12.4)	(124.9)
Net cash used in operating activities	(13.1)	(134.5)
INVESTING ACTIVITIES
Capital expenditures	(27.7)	(27.6)
Businesses acquired, net of cash acquired	—	(29.8)
Other investing activities	0.5	(2.8)
Net cash used in investing activities from continuing operations	(27.2)	(60.2)
Net cash used in investing activities from discontinued operations	(0.4)	(0.2)
Net cash used in investing activities	(27.6)	(60.4)
FINANCING ACTIVITIES
Borrowings under credit arrangements	—	53.5
Repayments under credit arrangements	(7.6)	(58.4)
Proceeds from issuance of long term note obligations	—	350.0
Payments on finance lease obligations	(0.4)	—
Repayments of long term note obligations	—	(578.3)
Cash paid for debt financing costs	—	(6.9)
Payments of tax withholding obligations related to employee equity awards	(3.2)	(1.3)
Proceeds from exercise of stock options	5.0	5.1
Other financing activities	—	(0.2)
Net cash used in financing activities from continuing operations	(6.2)	(236.5)
Effect of currency exchange rate changes on cash and cash equivalents	0.6	(0.8)
Decrease in cash and cash equivalents	(46.3)	(432.2)
Cash and cash equivalents, beginning of period	326.1	721.5
Cash and cash equivalents, end of period	$279.8	$289.3

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
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K"). The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations for the year ending December 31, 2019.
Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel. The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as held for sale in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, as discussed further in Note 19, "Discontinued Operations". Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
Unless otherwise noted, the information throughout the Notes to the accompanying unaudited Consolidated Financial Statements pertains only to the continuing operations of GCP.

Notes to Consolidated Financial Statements (unaudited) - Continued

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. Actual results could differ from those estimates. GCP's accounting measurements that are most affected by management's estimates of future events are disclosed in its 2018 Annual Report on Form 10-K. There have been no significant changes to management's assumptions and estimates underlying those measurements as reported in these interim financial statements, except as discussed in Note 7, "Income Taxes".
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid instruments with original maturities of three months or less that are readily convertible to known amounts of cash. The recorded amounts are presented at amortized cost and approximate fair value. Amounts are included within the "Cash and cash equivalents" in the accompanying unaudited Consolidated Balance Sheets.
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
Foreign Currency Transactions and Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income, net” in the Company’s accompanying unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) reflected in “Other income, net” were immaterial for the three and six months ended June 30, 2019. Foreign currency transaction and remeasurement losses were $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2018.
GCP continues to account for its operations in Argentina as a highly inflationary economy. Effective July 1, 2018, the functional currency of the Company's subsidiary operating in Argentina became the U.S. dollar and all remeasurement adjustments after the effective date are reflected in GCP's results of operations in the accompanying unaudited Consolidated Statements of Operations. The gains (losses) related to the remeasurement of these monetary net assets are included in "Other income, net" in the accompanying unaudited Consolidated Statements of Operations, and were immaterial for the three and six months ended June 30, 2019. The Argentina subsidiary's net sales were not material to the Company's consolidated net sales during the three and six months ended June 30, 2019 and its monetary net assets denominated in local currency were not material to GCP's consolidated total assets as of June 30, 2019 and December 31, 2018.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.

Notes to Consolidated Financial Statements (unaudited) - Continued

Recently Adopted Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) whereas a lessee is required to recognize in the statement of financial position a lease liability related to making lease payments and a right-of-use asset representing its right to control the use of the underlying asset during the lease term, including optional payments that are reasonably certain to occur. The Company adopted Topic 842 effective January 1, 2019 and elected a transition option allowing it to forgo the application of comparative period presentation in the financial statements during the year of adoption. The accompanying unaudited Consolidated Financial Statements for the three and six months ended June 30, 2019 are presented in accordance with Topic 842, while the comparative periods have not been recast based on the new standard. The Company elected a package of practical expedients allowing it to forgo the reassessment of expired or existing contracts to determine their lease classification, initial direct costs and whether any of such contracts represent or contain leases. The Company also made an accounting policy election to combine lease and non-lease components into a single lease component for each class of underlying assets for the arrangements in which GCP is a lessee, with the exception of a non-lease component related to inventory purchases. The Company separates purchases of raw materials, labor and certain other inventory-related costs from lease components based on their relative standalone values determined based on observable market information. The Company did not elect the hindsight practical expedient related to determining the lease term.
The adoption of Topic 842 related to lease arrangements in which the Company is a lessee resulted in a recognition of operating lease right-of-use assets of $40.8 million and operating lease obligations of $40.9 million as of January 1, 2019. The adoption of Topic 842 did not result in significant accounting changes for finance leases which were not material as of June 30, 2019. The adoption of Topic 842 related to lease arrangements in which the Company is a lessee did not have a material impact on the Company's results of operations during the three and six months ended June 30, 2019 and cash flows during the six months ended June 30, 2019, as described in Note 6, "Lessee Arrangements".
The Company generates revenue from certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts that include lease components, as discussed in Note 2, "Revenue from Lessor Arrangements and Contracts with Customers". Topic 842 provides a practical expedient which allows lessors to combine lease and non-lease components and account for them as one component if they have the same timing and pattern of transfer and the lease component is classified as an operating lease. The combined component is accounted for in accordance with Topic 842 if the lease component is predominant, and in accordance with Topic 606 if the non-lease component is predominant. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected to apply the practical expedient prospectively based on a portfolio approach for certain classes of underlying assets. The Company does not include taxes (i.e. sales, use, value added or some excise taxes) in the contract consideration, variable lease payments or transaction price that are allocated among its products or services. The adoption of Topic 842 for the arrangements in which GCP is a lessor did not have a material impact on the Company's financial position as of June 30, 2019, results of operations during the three and six months ended June 30, 2019, and cash flows during the six months ended June 30, 2019. Please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers" for further information on lease arrangements in which the Company is a lessor.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements by expanding and refining hedge accounting for both non-financial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. GCP adopted the standard effective January 1, 2019. The standard did not have a material impact on the Company's financial position, results of operations and cash flows upon adoption.

Notes to Consolidated Financial Statements (unaudited) - Continued

Recently Issued Accounting Standards

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update introduce a new "expected loss" impairment model which applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets at inception and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model related to available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. GCP expects to adopt the guidance effective January 1, 2020 and is currently evaluating the impact of this guidance on its financial position and results of operations.
Other
During the three and six months ended June 30, 2019, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2018. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
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
The Company generates revenue from short-term arrangements within its SCC operating segment which involve selling concrete admixtures and providing dispensers to customers. GCP has determined at contract inception that the dispensers represent a lease since the customer has the right to control the use of the dispensers over a period of time in exchange for consideration. The Company has elected to apply the practical expedient to the dispenser asset class and combine lease and non-lease components related to dispenser maintenance services. Such components will be accounted for as one component since they have the same timing and pattern of transfer and the lease component is classified as an operating lease. The combined component is accounted for in accordance with Topic 842 since the lease component is predominant. Concrete admixtures sold as a part of these arrangements represent a separate non-lease component which does not get combined with the lease component since it does not meet the defined criteria. The Company allocates contract consideration between the lease component and concrete admixtures based on their relative stand-alone selling prices determined based on a cost plus a reasonable margin approach for the lease component and standalone selling prices for the concrete admixtures. The Company recognizes revenue for the concrete admixtures at a point of time when the control is transferred to the customer. The lease component is considered to have a short non-cancelable lease term which is generally thirty days or less and classified as an operating lease. The Company recognizes revenue for the lease component on a straight line basis over the lease term. GCP records dispensers as fixed assets and depreciates them over their estimated useful life of 10 years.

Notes to Consolidated Financial Statements (unaudited) - Continued

Long-Term Arrangements
The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI® and Ductilcrete sales arrangements.
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company has determined at contract inception that the installed equipment represents a lease since the customer has the right to control the equipment use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a non-lease component. The Company classifies these leases as operating and accounts for the lease and the non-lease components separately since it did not elect to apply the practical expedient to combine lease and non-lease components for the VERIFI® equipment asset class. Contract consideration for VERIFI® sales arrangements consists primarily of fixed installation fees and other fixed payments and gets allocated between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The Company recognizes revenue for the lease component on a straight line basis over the lease term. VERIFI® equipment is recorded within "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets and depreciated over an estimated useful life of 7 years. The services included within the non-lease component represent the Company’s stand-ready promise to perform a series of daily distinct services, which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI® sales arrangement consists of fixed installation fees and other fixed payments included in the contract consideration, as well as slump management fees which are dependent on the quantity of material poured and represent variable consideration. The Company excludes variable consideration from the contract consideration at lease commencement and allocates it between the lease and non-lease components based on their relative stand-alone selling prices. Revenue related to variable consideration for the lease and non-lease components is recorded at the time of the transfer of services to its customers, which is constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2019 and 2018.
Revenue generated from Ductilcrete sales arrangements also represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2019 and 2018. For further information on revenue recognition related to these arrangements, please refer to Note 2, "Revenue from Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.2 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years.
Lease elements within sales arrangements
Certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts include lease components, as discussed above.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the revenue recognized for these sales arrangements for the three and six months ended June 30, 2019 and 2018 and distinguishes between the lease and non-lease components:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2019	2018	2019	2018
Lease revenue(1):
Lease payments revenue	$6.8	$6.8	$13.2	$13.1
Variable lease revenue	1.9	1.8	3.4	3.2
Total lease revenue	$8.7	$8.6	$16.6	$16.3

Service revenue(2):
Fixed fee revenue	$—	$—	$—	$0.1
Variable fee revenue	1.2	1.1	2.2	2.0
Total service revenue	$1.2	$1.1	$2.2	$2.1
Total revenue	$9.9	$9.7	$18.8	$18.4
________________________________

(1)
Lease revenue consists of dispensers lease revenue, as well as an allocated portion of VERIFI® fixed fees and variable slump management fees. Lease revenue is included within "Net Sales" in the accompanying unaudited Consolidated Statements of Operations.

(2)
Service revenue consists of an allocated portion of VERIFI® fixed fees and variable slump management fees. Service revenue is included within "Net Sales" in the accompanying unaudited Consolidated Statements of Operations.

As of June 30, 2019 and December 31, 2018, the Company’s total trade accounts receivable balance was $188.4 million and $198.6 million, respectively, of which $5.5 million and $4.7 million, respectively, was related to trade accounts receivable associated with lease revenue generated from certain SCC contracts.
The future minimum lease payments receivable under the operating leases were not material as of June 30, 2019.
Other revenue considerations
Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance customer payments and billings for revenue not meeting the criteria to be recognized and/or in excess of costs incurred. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of June 30, 2019 and December 31, 2018. Additionally, the amounts recorded in the accompanying unaudited Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 related to changes in the contract assets and liabilities were not material.

Notes to Consolidated Financial Statements (unaudited) - Continued

3. Inventories, net
The following is a summary of inventories presented in the accompanying unaudited Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$49.3	$46.0
In process	5.0	4.6
Finished products and other	62.8	59.9
Total inventories, net	$117.1	$110.5

The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $13.4 million and $12.9 million, respectively, as of June 30, 2019 and December 31, 2018.
4. Derivative Instruments
The Company uses derivative instruments to partially offset its business exposure to foreign currency risk on net investments in certain foreign subsidiaries. The Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations or significant economic cost of hedging particular exposures. To protect the net investment in a foreign operation from fluctuations in foreign currency exchange rates, the Company may enter into foreign currency forward contracts to offset a portion of the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates.
During the three months ended June 30, 2019, the Company entered into four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying unaudited Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually starting on June 15, 2020 through June 13, 2023. The contracts will settle in US Dollars upon maturity.
The forward contracts are designated and qualify as net investment hedges. The Company made an accounting policy election to assess effectiveness for its net investment hedges based on the spot rate method. With the spot rate method, changes in hedge fair values attributable to the differences between the forward rate and the spot rate at inception are excluded from the effectiveness assessment. The initial value of such amounts is measured at contract inception and recognized in earnings within “Other income, net” in the Company’s accompanying unaudited Consolidated Statements of Operations, consistent with the Company's accounting policy election to amortize it on a straight-line basis over the hedging instruments' contractual term. The change in the fair value of the net investment hedges included in their effectiveness assessment is recognized within "Cumulative Translation Adjustments" of Other Comprehensive Loss until the hedged net investments in foreign operations are sold or substantially liquidated.
The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges as of June 30, 2019:

(In millions)	As of June 30, 2019
Derivative liabilities(1):
Foreign exchange forward contracts	$0.3
__________________________

(1)
The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy. Fair value of derivative liabilities is recorded within "Other Current Liabilities" and "Other Liabilities" in the accompanying unaudited Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the amounts recorded in the Company's accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income related to forward contracts designated as net investment hedges for the three months ended June 30, 2019:

(In millions)	Three Months Ended June 30, 2019
	"Other Income, net"	Cumulative Translation Adjustments(1)
Gains (losses) on foreign exchange forward contracts	$0.1	$(0.2)
__________________________

(1)	The amount is presented net of tax benefit of $0.1 million.

5. Debt and Other Borrowings
Components of Debt and Other Borrowings
The following is a summary of obligations under senior notes and other borrowings at June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $4.1 million and $4.4 million, respectively, at June 30, 2019 and December 31, 2018	$345.9	$345.6
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	3.2	11.1
Total debt	349.1	356.7
Less: debt payable within one year	3.0	10.6
Debt payable after one year	$346.1	$346.1
Weighted average interest rates on total debt obligations	5.5%	5.7%
__________________________

(1)	Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million as of June 30, 2019 and December 31, 2018.

(2)
Represents borrowings of $1.9 million and $9.4 million, respectively, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, as well as $1.3 million and $1.7 million, respectively, of finance lease obligations.

The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at June 30, 2019:

(In millions)
Year ending December 31,	Amount
2019	$2.7
2020	0.5
2021	—
2022	—
2023	—
Thereafter	345.9
Total debt	$349.1

5.5% Senior Notes
GCP's outstanding 5.5% Senior Notes have an aggregate principal amount of $350.0 million maturing on April 15, 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

The Indenture contains certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture as of June 30, 2019. There are no events of default under the Indenture as of June 30, 2019.
Credit Agreement
As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings on the Revolving Credit Facility and approximately $5.0 million in outstanding letters of credit which resulted in available credit of $345.0 million. There were no interest payments on the Revolving Credit Facility during the three and six months ended June 30, 2019. The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of June 30, 2019. There are no events of default as of June 30, 2019.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, the remaining unamortized debt issuance costs related to the Revolving Credit Facility were $3.6 million and $4.1 million, respectively.
Debt Fair Value
The carrying amount and fair value of GCP's debt and other borrowings were as follows:

	June 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$345.9	$355.6	$345.6	$344.2
Other borrowings	3.2	3.2	11.1	11.1
Total debt	$349.1	$358.8	$356.7	$355.3

Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions. The increase in fair value compared to the carrying value as of June 30, 2019, was due to a decrease in interest rates.

Notes to Consolidated Financial Statements (unaudited) - Continued

6. Lessee Arrangements
The Company determines at contract inception whether the contract represents or contains a lease and conveys the right to control the use of an identified asset over a period of time in exchange for consideration. For leases with terms greater than 12 months, the Company recognizes right-of-use assets and lease obligations at the lease commencement date based on a present value of lease payments over the lease term. Lease payments included in the measurement of right-of-use assets and lease obligations consist of: (i) fixed payments, including periodic rent increases and excluding any lease incentives paid or payable to the Company by a lessor, and (ii) certain variable payments that depend on an index or a market rate measured on the commencement date. The Company estimates its incremental borrowing rate based on the remaining lease term and remaining lease payments, as well as other information available at lease commencement since a readily determinable implicit rate is not provided in the Company's leases. The Company has elected to utilize a portfolio approach as it pertains to the application of the appropriate discount rates to its portfolios of leases. The weighted average discount rate for operating leases was 5.21% as of June 30, 2019. Right-of-use assets for operating leases are initially measured on the lease commencement date and include any initial direct costs incurred, as well as lease obligation amounts, net of any lease incentives received from a lessor. Lease expense for operating leases is recognized on a straight-line basis over the lease term which includes: (i) a non-cancelable term during which the Company has a right to use an underlying asset, (ii) renewal options that extend the lease, are in the control of the lessor and are reasonably certain to be exercised, and (iii) options to terminate the lease before the end of its non-cancelable term that are not reasonably certain to be exercised. Variable payments that are excluded from the measurement of right-of-use assets and lease obligations consist primarily of non-lease related services, the Company's proportionate share of operating expenses for the leased facilities and certain payments related to excess mileage and usage charges for the leased vehicles and equipment. Such variable payments are recognized as lease expense in the results of operations when the obligation is incurred. The Company does not record right-of-use assets and lease obligations for leases with an initial term of 12 months or less and recognizes lease expense on a straight-line basis over the lease term. Finance leases are included in "Property and equipment, net", "Debt payable within one year" and "Debt payable after one year" in the accompanying unaudited Consolidated Balance Sheets and are not material at June 30, 2019 and December 31, 2018.
The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under operating leases. Certain manufacturing facilities are leased under land and building lease arrangements where lease terms as of June 30, 2019 consist of a remaining non-cancelable lease term of up to 8.2 years and renewal options that are reasonably certain to be exercised for an additional term of up to 32.0 years. The weighted average remaining lease term for operating leases was 15.0 years as of June 30, 2019.
The following table summarizes components of lease expense for the three and six months ended June 30, 2019:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$3.1	$6.4
Variable lease expense	1.3	2.5
Short-term lease expense	0.5	0.9
Total lease expense	$4.9	$9.8

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes lease liability maturities as of June 30, 2019:

(In millions)
Year ending December 31,	Amount
2019	$5.9
2020	8.9
2021	5.3
2022	3.0
2023	2.1
Thereafter	26.7
Total undiscounted lease payments	51.9
Less: imputed interest	(15.3)
Present value of lease payments	36.6
Less: operating lease obligations payable within one year	(9.3)
Long-term operating lease obligations	$27.3

The following table summarizes supplemental cash flow information related to leases during the six months ended June 30, 2019:

(In millions)	Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.4
Operating lease right of use assets obtained in exchange for new lease obligations:
Upon adoption of Topic 842	$40.8
During the six months ended June 30, 2019	2.8
Total	$43.6

As of December 31, 2018, future minimum noncancelable payments for operating leases are as follows:

(In millions)
Year ending December 31,	Amount
2019	$12.1
2020	8.3
2021	4.6
2022	2.6
2023	1.9
Thereafter	28.1
Total	$57.6

Notes to Consolidated Financial Statements (unaudited) - Continued

7. Income Taxes
Income tax expense/benefit attributable to continuing operations during the three months ended June 30, 2019 and 2018 was an income tax expense of $5.7 million and an income tax benefit of $5.3 million, respectively, representing effective tax rates of 64.8% and 15.4%. The difference in income tax at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2019 were primarily attributable to non-deductible expenses and the effect of tax rates in foreign jurisdictions. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2018 were primarily attributable to the effect of tax rates in foreign jurisdictions and non-deductible expenses.

Income tax benefit/expense attributable to continuing operations during the six months ended June 30, 2019 and 2018 was an income tax benefit of $10.7 million and an income tax expense of $8.2 million, respectively, representing effective tax rates of 148.6% and 23.7%. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the six months ended June 30, 2019 was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019, resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million, partially offset by a tax expense of $3.6 million on changes to GCP’s 2017 income tax liability and Transition Tax, valuation allowance adjustments, as well as non-deductible expenses and the effect of tax rates in foreign jurisdictions. The difference in income tax at the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the six months ended June 30, 2018 was primarily attributable to first quarter changes in estimates related to the 2017 Tax Act in the amount of $12.5 million, as well as the effect of valuation allowances, non-deductible expenses and the effect of tax rates in foreign jurisdictions.

During the three months ended June 30, 2019 and 2018, GCP recorded an income tax benefit of $0.1 million and an income tax expense of $0.7 million, respectively, attributable to discontinued operations. During the six months ended June 30, 2019 and 2018, GCP recorded income tax expense attributable to discontinued operations of $2.2 million and $7.9 million, respectively. Please refer to Note 19, "Discontinued Operations," to the accompanying unaudited Consolidated Financial Statements for further details regarding the Darex transaction.
Tax Reform
During the year ended December 31, 2018, GCP recorded a liability of $20.2 million for an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the Transition Tax. As a result of clarifications issued in January 2019 by the Internal Revenue Service (IRS) in the final treasury regulations under Code Section 965, GCP decreased its liability for unrecognized tax benefits by $20.2 million during the six months ended June 30, 2019. In addition, the application of the final regulations resulted in an increase to GCP’s long-term tax payable by $3.4 million and an increase of GCP's short-term tax payable by $0.2 million. GCP has elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of June 30, 2019, the unpaid balance of the Transition Tax obligation is $41.1 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2022 and April 2025.
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
Income tax expense for valuation allowances was immaterial during the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019 and 2018, GCP incurred income tax expense for valuation allowances of $0.5 million and $1.0 million, respectively. These valuation allowance adjustments result from losses generated in certain countries, primarily France and India.
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, GCP and Grace will indemnify and hold each other harmless in accordance with the principles outlined therein.
8. Pension Plans and Other Postretirement Benefit Plans
Pension Plans
GCP sponsors defined benefit pension plans, primarily in the U.S. and the U.K., in which GCP employees and former employees participate. GCP records an asset or a liability to recognize the funded status of these pension plans in its accompanying unaudited Consolidated Balance Sheets.
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	June 30, 2019	December 31, 2018
Overfunded defined benefit pension plans	$22.3	$22.5
Underfunded defined benefit pension plans	(26.7)	(24.2)
Unfunded defined benefit pension plans	(23.8)	(23.9)
Total underfunded and unfunded defined benefit pension plans	(50.5)	(48.1)
Pension liabilities included in other current liabilities	(1.3)	(1.3)
Net funded status	$(29.5)	$(26.9)

Notes to Consolidated Financial Statements (unaudited) - Continued

Components of Net Periodic Benefit Cost
The components of GCP's net periodic benefit cost for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,
	2019		2018
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1.7	$0.6	$2.0	$0.8
Interest cost	1.5	1.3	1.4	1.4
Expected return on plan assets	(1.6)	(1.5)	(1.9)	(1.8)
Mark-to-market adjustment	—	—	—	(0.3)
Gain on curtailments, settlements, and terminations	—	—	—	(0.1)
Net periodic benefit cost (1)	$1.6	$0.4	$1.5	$—

	Six Months Ended June 30,
	2019		2018
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$3.2	$1.3	$4.0	$1.6
Interest cost	2.9	2.7	2.8	2.8
Expected return on plan assets	(3.2)	(3.0)	(3.8)	(3.6)
Mark-to-market adjustment	—	—	—	(0.3)
Gain on curtailments, settlements, and terminations	—	—	—	(0.1)
Net periodic benefit cost (income)(1)(2)	$2.9	$1.0	$3.0	$0.4
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

(2)
During the three and six months ended June 30, 2019, the Company recognized a curtailment gain of $0.0 million and $0.2 million, respectively, within the gain on sale of Indonesia related to its delayed closing as a part of Darex divestiture. Please refer to Note 19, "Discontinued Operations" for further information.

Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. As of June 30, 2019 and December 31, 2018, the related long-term liability was $1.8 million and $1.7 million. As of June 30, 2019 and December 31, 2018, accumulated other comprehensive income was $0.5 million and $0.4 million, respectively, net of related tax impact of $0.1 million as of the end of each period. The related expense for the three and six months ended June 30, 2019 was $0.1 million.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three and six months ended June 30, 2019, GCP contributed $0.6 million and $1.5 million, respectively, to these non-U.S. plans. During the three and six months ended June 30, 2018, GCP contributed $0.5 million and $3.9 million, respectively, to these non-U.S. plans.

Notes to Consolidated Financial Statements (unaudited) - Continued

Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans amounted to $1.2 million and $2.5 million, respectively, during the three and six months ended June 30, 2019 and $1.5 million and $2.5 million, respectively, during the three and six months ended June 30, 2018. These costs are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.
9. Other Balance Sheet Accounts
The following is a summary of other current assets at June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Other Current Assets:
Non-trade receivables	$19.8	$25.0
Prepaid expenses and other current assets	12.4	9.2
Income taxes receivable	11.8	10.4
Total other current assets	$44.0	$44.6

The following is a summary of other current liabilities at June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Other Current Liabilities:
Accrued customer volume rebates	$23.6	$35.3
Accrued compensation(1)	13.4	16.4
Income taxes payable	12.1	17.2
Accrued interest	4.1	4.0
Pension liabilities	1.3	1.3
Restructuring liability	3.8	10.2
Other accrued liabilities(2)	46.9	61.1
Total other current liabilities	$105.2	$145.5
________________________________

(1)	Accrued compensation presented in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term employee incentive programs.

(2)
Other accrued liabilities presented in the table above as of June 30, 2019 and December 31, 2018 include $0.5 million and $13.6 million, respectively, representing the current portion of the liability related to the delayed closings associated with the Company's divestiture of Darex, as discussed in Note 19, "Discontinued Operations."

10. Commitments and Contingent Liabilities
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 10, "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the six months ended June 30, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of June 30, 2019 and December 31, 2018, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At June 30, 2019 and December 31, 2018, GCP had gross financial assurances issued and outstanding of approximately $5 million which were composed of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations as of June 30, 2019 and December 31, 2018. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three and six months ended June 30, 2019.
Accounting for Contingencies
Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.
11. Shareholders' Equity
Stockholder Rights Plan
On March 15, 2019, the Board of Directors (the "Board") declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of GCP common stock with par value $0.01 per share and adopted a stockholder rights plan (the “Rights Agreement”). The dividend was distributed in a non-cash transaction on March 25, 2019 to the stockholders of record on that date. Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (a “Preferred Share”) for $150 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of GCP common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. The fair value of the dividend was not material on March 15, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

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

Notes to Consolidated Financial Statements (unaudited) - Continued

Stockholders' Equity Activity
The following table summarizes the Company’s stockholders' equity activity during the three months ended June 30, 2019 and 2018.

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2018	72.2	$0.7	0.2	$(4.1)	$35.3	$542.1	$(71.4)	$1.9	$504.5
Net (loss) income	—	—	—	—	—	(27.9)	—	0.1	(27.8)
Issuance of common stock in connection with stock plans	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3.9	—	—	—	3.9
Exercise of stock options	0.1	—	—	—	1.6	—	—	—	1.6
Share repurchases(1)	—	—	—	(0.6)	—	—	—	—	(0.6)
Other comprehensive loss	—	—	—	—	—	—	(33.0)	—	(33.0)
Balance, June 30, 2018	72.4	$0.7	0.2	$(4.7)	$40.8	$514.2	$(104.4)	$2.0	$448.6
Balance, March 31, 2019	72.9	$0.7	0.3	$(8.0)	$44.6	$585.3	$(116.8)	$2.2	$508.0
Net income	—	—	—	—	—	2.6	—	—	2.6
Issuance of common stock in connection with stock plans(2)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3.9	—	—	—	3.9
Exercise of stock options	0.1	—	—	—	1.7	—	—	—	1.7
Share repurchases(1)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(3.9)	—	(3.9)
Balance, June 30, 2019	73.0	$0.7	0.3	$(8.0)	$50.2	$587.9	$(120.7)	$2.2	$512.3
________________________________

(1)
During the three months ended June 30, 2018, GCP withheld and retained approximately 22,000 shares of Company common stock in a non-cash transaction with a cost of $0.6 million in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the three months ended June 30, 2019, GCP withheld and retained approximately 300 shares of Company common stock in a non-cash transaction with a cost which was immaterial. During the three months ended June 30, 2018, cash payments for such tax withholding obligations were $0.6 million.

(2)	The par value of shares issued is not included in the table due to rounding.

Notes to Consolidated Financial Statements (unaudited) - Continued

12. Restructuring and Repositioning Expenses
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
Repositioning expenses associated with the 2019, 2018 and 2017 Plans, as well as a review of strategic, financial and operational alternatives, are primarily related to consulting, other professional services and recruitment costs associated with the Company’s organizational realignment and advancing its technology strategy. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expenses and capital expenditures could increase or decrease and the timing of incurrence could change.
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
On February 22, 2019, the Board of Directors approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on GCP’s global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses GCP’s service delivery model, primarily in North America, to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities.
The Company expects to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which costs ranging from approximately $4 million to $7 million are related to restructuring activities and costs of approximately $11 million to $13 million are related to repositioning activities. In addition, the Company expects to incur approximately $2 million to $3 million of capital expenditures associated with the program.
Total expected restructuring activity costs consist of approximately $2 million to $3 million of severance and other employee-related costs and $1 million to $3 million of other associated costs. In addition, GCP expects to incur approximately $1 million of asset impairments. As of June 30, 2019, there were no restructuring activity costs recognized under the 2019 Plan since inception.
Repositioning costs consist primarily of consulting services to assist GCP in advancing its technology strategy. During the three and six months ended June 30, 2019, GCP incurred repositioning expenses of $1.4 million and $3.3 million, respectively, related to the 2019 Plan. Cash payments made for repositioning under the 2019 Plan for the three and six months ended June 30, 2019 were $2.1 million and $2.3 million, respectively. Substantially all of the restructuring and repositioning activities are expected to be settled in cash and completed by December 31, 2020.
2018 Restructuring and Repositioning Plan (the “2018 Plan”)
On August 1, 2018, the Board of Directors of the Company approved a business restructuring and repositioning plan. The 2018 Plan is designed to streamline operations and improve profitability, primarily within the concrete admixtures product line of the SCC segment, by focusing on the Company's core markets, rationalizing non-profitable geographies within the SCC and SBM segments, reducing its global cost structure and accelerating the integration of VERIFI® into the Company’s global admixtures business.
The Company expects to incur total costs in connection with the 2018 Plan of approximately $32 million to $35 million, of which $21 million to $24 million relate to restructuring activities and asset impairments, and $11 million relate to repositioning activities.
Total expected restructuring activity costs consist of approximately $12 million to $13 million of severance and other employee-related costs, $7 million to $8 million of asset impairments, $1 million of facility exit costs and $1 million to $2 million of other associated costs. Total expected restructuring activity costs are attributable as follows: (i) $16.0 million to $18.0 million to the SCC segment and (ii) $5.0 million to $6.0 million to the SBM segment. Substantially all of the restructuring actions are expected to be completed by May 31, 2020 and result in the net reduction of approximately 8%-10% of the Company's workforce.

Notes to Consolidated Financial Statements (unaudited) - Continued

Repositioning activities consist primarily of consulting services to assist GCP in advancing its technology strategy and are expected to be completed by December 31, 2019.
As of June 30, 2019, the cumulative restructuring activity costs recognized under the 2018 Plan since inception were $20.9 million, of which $15.4 million was attributable to the SCC segment and $5.5 million was attributable to the SBM segment. Cumulative restructuring activity costs incurred to date consisted of $11.8 million of severance and employee-related costs, $7.8 million of asset impairments charges, $0.6 million of facility exit costs and $0.7 million of other associated costs. As of June 30, 2019, repositioning expenses of $1.8 million and $5.1 million, respectively, were incurred during the three and six months ended June 30, 2019 and $10.4 million were incurred since inception.
As of June 30, 2019, cash payments for repositioning for the six months ended June 30, 2019 and since inception were $7.7 million and $7.9 million, respectively. With the exception of asset impairments, the Company expects to settle all of the restructuring and repositioning costs related to the 2018 Plan in cash.
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
As of June 30, 2019, the restructuring activities were substantially completed. As of June 30, 2019, the cumulative restructuring activity costs recognized under the 2017 Plan since its inception were $19.0 million which were attributable as follows: (i) $4.6 million to the SCC segment, (ii) $3.3 million to the SBM segment, (iii) $2.8 million to the Corporate function and (iv) $8.3 million to discontinued operations. Cumulative restructuring activity costs incurred to date consisted of $17.3 million of severance and employee-related costs, $1.5 million of asset impairments, and $0.2 million of facility exit costs.
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
As of June 30, 2019, the cumulative repositioning activity costs and capital expenditures recognized for the 2017 Plan since its inception were approximately $9.1 million and $9.3 million, respectively. During the three and six months ended June 30, 2019, GCP incurred repositioning expenses of $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2018, GCP incurred repositioning expenses of $1.1 million and $2.0 million, respectively.
During the six months ended June 30, 2019, total cash payments related to such repositioning expenses were $2.6 million, which included $1.1 million for capital expenditures. As of June 30, 2019, cumulative cash payments made for repositioning under the 2017 Plan from its inception amounted to $16.7 million, including capital expenditures. The Company expects to settle in cash substantially all of the costs related to the 2017 Plan.

Notes to Consolidated Financial Statements (unaudited) - Continued

Restructuring Expenses and Asset Impairments
The following restructuring expenses and asset impairment charges were incurred under the 2018 and 2017 Plans and other plans during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Severance and other employee costs	$0.2	$(0.9)	0.5	$(0.7)
Asset impairments	3.8	—	4.0	0.4
Other associated costs	0.5	—	0.7	—
Total restructuring expenses and asset impairments	$4.5	$(0.9)	$5.2	$(0.3)
Less: restructuring expenses and asset impairments reflected in discontinued operations	0.1	(0.3)	0.2	0.8
Total restructuring expenses and asset impairments from continuing operations	$4.4	$(0.6)	$5.0	$(1.1)
GCP incurred restructuring expenses and asset impairment charges related to its two operating segments and Corporate function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
SCC	$1.3	$(0.6)	$1.9	$(1.0)
SBM	3.2	0.1	3.2	(0.4)
Corporate	(0.1)	(0.1)	(0.1)	0.3
Total restructuring expenses and asset impairments from continuing operations	$4.4	$(0.6)	$5.0	$(1.1)
Restructuring expenses and asset impairments reflected in discontinued operations	0.1	(0.3)	0.2	0.8
Total restructuring expenses and asset impairments	$4.5	$(0.9)	$5.2	$(0.3)

Restructuring liabilities were $3.8 million and $10.2 million, respectively, as of June 30, 2019 and December 31, 2018. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP settled in cash substantially all of the remaining liabilities related to the 2017 Plan during the six months ended June 30, 2019. GCP expects to settle in cash substantially all of the remaining liabilities related to the 2018 Plan by December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the Company’s restructuring liability activity:

	2018 Plan			2017 Plan
(In millions)	Severance and other employee costs	Facility exit costs	Other Costs	Severance and other employee costs	Other plans	Total
Balance, December 31, 2018	$7.7	$0.2	$—	$1.8	$0.5	$10.2
Expense(1)	0.4	—	0.1	—	(0.1)	0.4
Payments	(2.2)	(0.1)	—	(1.5)	(0.2)	(4.0)
Impact of foreign currency and other	(0.1)	—	—	—	(0.1)	(0.2)
Balance, March 31, 2019	$5.8	$0.1	$0.1	$0.3	$0.1	$6.4
Expense(1)	—	—	0.2	(0.1)	0.3	0.4
Payments	(2.3)	(0.1)	(0.2)	(0.1)	(0.4)	(3.1)
Impact of foreign currency and other	—	—	—	0.1	—	0.1
Balance, June 30, 2019	$3.5	$—	$0.1	$0.2	$—	$3.8
________________________________

(1)
Asset impairment charges of $3.8 million and $4.0 million, respectively, for the three and six months ended June 30, 2019 related to the 2018 and 2017 Plans are primarily recorded as a reduction to "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the three and six months ended June 30, 2019, asset impairment charges of $0.7 million and $0.9 million, respectively, were attributable to the SCC segment and $3.1 million and $3.1 million, respectively, were attributable to the SBM segment. Other associated costs attributable to SCC, of $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2019 related to the 2018 Plan are recorded as a reduction to "Inventories, net" in the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded to the restructuring liability and therefore, are not included in the table above.

Strategic Alternatives Plan
On February 27, 2019, the Company announced a comprehensive review of strategic alternatives to enhance shareholder value. Over the course of this review, GCP contacted and engaged with both strategic industry players and private equity investors. This process did not result in a transaction that would provide adequate value to the Company's shareholders, and as a result, GCP has determined that it will be pursuing its standalone strategic and financial plan. During the three months ended June 30, 2019, GCP incurred $2.5 million of repositioning expenses related to our Strategic Alternatives Plan, primarily consisting of professional service fees.
13. Other Comprehensive Loss
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive loss for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments (1)	$(3.9)	$—	$(3.9)
Other comprehensive loss attributable to GCP shareholders	$(3.9)	$—	$(3.9)

	Six Months Ended June 30, 2019
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Currency translation adjustments (1)	$(0.6)	$—	$(0.6)
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive loss attributable to GCP shareholders	$(0.7)	$—	$(0.7)

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended June 30, 2018
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Defined benefit pension and other postretirement plans	$(0.8)	$0.2	$(0.6)
Currency translation adjustments (1)	(32.5)	—	(32.5)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(33.2)	$0.2	$(33.0)

	Six Months Ended June 30, 2018
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans	$(0.8)	$0.2	$(0.6)
Currency translation adjustments (1)	(18.2)	—	(18.2)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(18.9)	$0.2	$(18.7)
__________________________
(1) Currency translation adjustments did not have a corresponding tax effect.
The following tables present the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019 and 2018:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
Current-period other comprehensive loss	—	(0.6)	(0.1)	(0.7)
Balance, June 30, 2019	$(2.2)	$(118.4)	$(0.1)	$(120.7)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)
Current-period other comprehensive (loss) income	(0.6)	(18.2)	0.1	(18.7)
Balance, June 30, 2018	$(0.2)	$(104.2)	$—	$(104.4)

Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans," for a discussion of pension plans and other postretirement benefit plans.
14. Stock Incentive Plans
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

Notes to Consolidated Financial Statements (unaudited) - Continued

In accordance with U.S. GAAP, GCP estimates the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, over the employee’s requisite service period for each separately vesting portion of the award. Total stock-based compensation expense is included in "Income (loss) from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations and was $3.1 million and $5.0 million, respectively during the three and six months ended June 30, 2019, and $3.0 million and $4.9 million, respectively, during the three and six months ended June 30, 2018.
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the six months ended June 30, 2019 and 2018, GCP withheld and retained approximately 125,700 shares and 45,000 shares, respectively, in a non-cash transaction with a cost of $3.2 million and $1.3 million, respectively, which were reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Equity. During the six months ended June 30, 2019 and 2018, cash payments for such tax withholding obligations were $3.2 million and $1.3 million, respectively.
As of June 30, 2019, approximately 7.6 million shares of common stock were reserved and available for future grant under the Plan.
Stock Options
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
Assumptions used to calculate expense for stock options:	2019	2018
Risk-free interest rate	2.35 -2.64%	2.68 - 2.90%
Average life of options (years)	5.5 - 6.5	5.5 - 6.5
Volatility	28.02 - 28.59%	27.91 - 30.65%
Dividend yield	—	—
Weighted average fair value per stock option	$8.74	$11.02

The following table sets forth information relating to stock options denominated in GCP stock during the six months ended June 30, 2019:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2018	1,518	21.18	3.75	$7,145
Options exercised	(267)	18.66
Options forfeited/expired/canceled	(27)	27.66
Options granted	262	26.65
Outstanding, June 30, 2019	1,486	22.47	4.21	$3,806
Exercisable, June 30, 2019	1,009	19.90	3.13	$3,806
Vested and expected to vest, June 30, 2019	1,468	22.42	4.18	$3,806

Notes to Consolidated Financial Statements (unaudited) - Continued

The weighted average grant date fair value of options granted during the three months ended June 30, 2019 and 2018 was $9.58 and $9.70, respectively. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of June 30, 2019 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the three and six months ended June 30, 2019 were $0.8 million and $2.5 million, respectively, and during the three and six months ended June 30, 2018 were $1.2 million and $4.7 million, respectively.
At June 30, 2019, total unrecognized stock-based compensation expense for stock options outstanding was $1.9 million and is expected to be recognized over the weighted-average period of approximately 1.1 years.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of June 30, 2019, $7.6 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 1.6 years.
RSUs
The Company grants RSUs which are time-based, non-performance units. RSUs generally vest over a three year period, with some awards vesting in substantially equal amounts each year over three years and some awards vesting 100% after the third year from the date of grant. A smaller number of RSUs were designated as sign-on awards which are used for the purposes of attracting key employees and covering outstanding awards from prior employers. Such awards generally vest 100% after two years from the date of grant.
RSUs are recorded at fair value on the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date.
The following table sets forth the RSU activity for the six months ended June 30, 2019:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	363	$22.76
RSUs settled	(237)	19.90
RSUs forfeited	(8)	28.87
RSUs granted	133	26.91
RSUs outstanding, June 30, 2019	251	$27.45
Expected to vest as of June 30, 2019	242	$27.47

The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2019 and 2018 was $29.52 and $28.65 per share, respectively. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2019 and 2018 was $26.91 and $32.07 per share, respectively. During the six months ended June 30, 2019, GCP distributed 237,000 shares to settle RSUs upon vesting. During the six months ended June 30, 2018, GCP distributed approximately 116,000 shares and $1.2 million of cash to settle RSUs upon vesting. The fair value of RSUs vested during the six months ended June 30, 2019 and 2018 was $6.1 million and $4.8 million, respectively.

Notes to Consolidated Financial Statements (unaudited) - Continued

PBUs
PBUs are performance-based units which are granted by the Company either with or without market conditions and recorded at fair value on the grant date. The performance criteria for PBUs granted in 2016 was based on a 3-year cumulative adjusted earnings per share measure. The number of shares earned by employees was based on the achievement of applicable performance targets related to such measure and could range between 0% to 200%. During the six months ended June 30, 2019, PBUs granted in 2016 were settled by the distribution of 76,461 shares of GCP common stock based on the actual performance of 68.7% achieved against the cumulative adjusted earnings per share measure during the years 2016-2018. The actual performance measure for the 2016 PBU grants was certified by the Compensation Committee during the period then ended. The performance criteria for PBUs granted in 2017 and 2018 include a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index. For PBUs granted in 2019, such metric is modified, up or down, based on the Company's TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to employees. The 2019, 2018 and 2017 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
Assumptions used to calculate expense for PBUs:	2019	2018
Expected Term (Remaining Performance Period)	2.86	2.86
Expected volatility	28.46%	28.56%
Risk-free interest rate	2.48%	2.38%
Expected dividends	—	—
Correlation coefficient	54.81%	38.98%
Average correlation coefficient of constituents	57.09%	39.96%

During the six months ended June 30, 2019, GCP granted 167,519 PBUs to its employees with a weighted average grant date fair value of $27.40. During the six months ended June 30, 2019, none of these PBUs were forfeited. As of June 30, 2019, all of these PBUs were outstanding.
During 2018, GCP granted 149,974 PBUs to its employees, of which 143,797 PBUs with a weighted average grant date fair value of $34.14 were outstanding as of December 31, 2018. During the six months ended June 30, 2019, 10,249 of these PBUs were forfeited. As of June 30, 2019, 133,548 of these PBUs were outstanding with a weighted average grant date fair value of $34.03.
During 2017, GCP granted 166,821 PBUs to its employees, of which 138,915 PBUs with a weighted average grant date fair value of $28.25 were outstanding as of December 31, 2018. During the six months ended June 30, 2019, 10,036 of these PBUs were forfeited. As of June 30, 2019, 128,879 of these PBUs were outstanding.
During the six months ended June 30, 2019, 76,461 PBUs granted in 2016 with a weighted average grant date fair value of $17.04 vested and were released to Company employees. During the six months ended June 30, 2019, 34,840 of these awards were forfeited.

Notes to Consolidated Financial Statements (unaudited) - Continued

15. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Numerators
Income (loss) from continuing operations attributable to GCP shareholders	$3.1	$(29.2)	$17.7	$(43.0)
(Loss) income from discontinued operations, net of income taxes	(0.5)	1.3	6.3	8.5
Net income (loss) attributable to GCP shareholders	$2.6	$(27.9)	$24.0	$(34.5)
Denominators
Weighted average common shares—basic calculation	72.6	72.1	72.5	72.0
Dilutive effect of employee stock awards(1)	0.4	—	0.4	—
Weighted average common shares—diluted calculation	73.0	72.1	72.9	72.0
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to GCP shareholders	$0.04	$(0.40)	$0.24	$(0.60)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.02	$0.09	$0.12
Net income (loss) attributable to GCP shareholders(2)	$0.04	$(0.39)	$0.33	$(0.48)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations attributable to GCP shareholders	$0.04	$(0.40)	$0.24	$(0.60)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.02	$0.09	$0.12
Net income (loss) attributable to GCP shareholders(2)	$0.04	$(0.39)	$0.33	$(0.48)

________________________________

(1)	Dilutive effect not applicable to periods in which GCP generated a loss from continuing operations.

(2)	Amounts may not sum due to rounding.
GCP uses the treasury stock method to compute diluted earnings (loss) per share. During the three and six months ended June 30, 2019, 0.6 million of anti-dilutive stock awards were excluded from the computation of diluted earnings per share during each period based on the treasury stock method as a result of an income from continuing operations generated during the periods then ended.
As of June 30, 2018, total outstanding options of 1.5 million and total outstanding RSUs of 0.3 million were excluded from the computation of diluted loss per share due to a loss from continuing operations incurred during the three and six months ended June 30, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table sets forth the weighted average options and RSUs excluded from the computation of dilutive shares and diluted loss per share that would've been reflected in the "Dilutive effect of employee stock awards" line in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions of shares)	2019	2018	2019	2018
Dilutive effect:(1)
Options	N/A	0.5	N/A	0.5
RSUs	N/A	0.2	N/A	0.2
__________________________

(1)	N/A - Dilutive effect is included in computation of diluted earnings per share under the treasury stock method for periods in which GCP generated income from continuing operations.

16. Related Party Transactions and Transactions with Grace
Related Parties
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes including any related interest, penalties or audit adjustments reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes including any related interest, penalties or audit adjustments reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of June 30, 2019 and December 31, 2018, GCP has recorded $4.0 million and $3.9 million, respectively, of indemnified receivables in "Other assets" and $1.9 million and $1.8 million, respectively, of indemnified payables in "Other current liabilities" in the accompanying unaudited Consolidated Balance Sheets.
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

17. Operating Segment and Geographic Information
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
Operating Segment Data
The following table presents information related to GCP's operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Sales
Specialty Construction Chemicals	$150.4	$175.0	$282.1	$322.0
Specialty Building Materials	111.8	127.8	206.2	231.0
Total net sales	$262.2	$302.8	$488.3	$553.0
Segment Operating Income
Specialty Construction Chemicals segment operating income	$14.2	$12.6	$22.1	$18.5
Specialty Building Materials segment operating income	22.3	31.8	38.2	49.9
Total segment operating income	$36.5	$44.4	$60.3	$68.4

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

Notes to Consolidated Financial Statements (unaudited) - Continued

Total segment operating income for the three and six months ended June 30, 2019 and 2018, is reconciled below to "Income (loss) from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total segment operating income	$36.5	$44.4	$60.3	$68.4
Corporate costs	(9.4)	(8.6)	(19.3)	(17.5)
Certain pension costs	(2.0)	(1.9)	(3.9)	(3.8)
Other costs	(1.1)	—	(3.6)	—
Repositioning expenses	(5.8)	(1.2)	(11.2)	(2.1)
Restructuring expenses and asset impairments	(4.4)	0.6	(5.0)	1.1
Pension MTM adjustment and other related costs, net	—	(0.9)	—	(0.9)
Gain on termination and curtailment of pension and other postretirement plans	—	0.1	—	0.1
Third-party and other acquisition-related costs	—	(0.8)	(0.1)	(1.6)
Amortization of acquired inventory fair value adjustment	—	(0.2)	—	(0.2)
Legacy product, environmental and other claims	(0.1)	—	(0.1)	—
Net income attributable to noncontrolling interests	—	0.1	0.2	0.2
Interest expense, net(1)	(4.9)	(66.0)	(10.1)	(78.3)
Income (loss) from continuing operations before income taxes	$8.8	$(34.4)	$7.2	$(34.6)
__________________________

(1)
During the three and six months ended June 30, 2018, "Interest expense, net" includes a loss of $59.8 million as a result of a debt refinancing transaction completed on April 10, 2018. Please refer to Note 6, "Debt and Other Borrowings," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10‑K.

Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Sales
United States	$126.6	$141.1	$234.4	$258.0
Canada and Other	9.2	8.2	14.9	14.3
Total North America	135.8	149.3	249.3	272.3
Europe Middle East Africa	52.3	69.2	98.7	127.5
Asia Pacific	58.9	65.7	109.6	117.7
Latin America	15.2	18.6	30.7	35.5
Total	$262.2	$302.8	$488.3	$553.0

Notes to Consolidated Financial Statements (unaudited) - Continued

Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three and six months ended June 30, 2019 and 2018. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of June 30, 2019 and December 31, 2018.
Disaggregation of Long-Lived Assets
As a result of adopting Topic 842, the Company has recorded $36.3 million of operating lease right-of-use-assets as of June 30, 2019. The Company disaggregates such assets by operating segments and geographic areas in which GCP operates. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" and Note 6, "Lessee Arrangements" for further discussion on the accounting treatment and impact of adopting Topic 842.
The following table sets forth certain long-lived asset information related to the geographic areas in which GCP operates:

(In millions)	As of June 30, 2019
Operating lease right-of-use assets
United States	$12.9
Canada	0.2
Total North America	13.1
Europe, Middle East, and Africa	12.9
Asia Pacific	9.1
Latin America	1.2
Total	$36.3
Operating lease right-of-use assets
Specialty Construction Chemicals	$18.9
Specialty Building Materials	14.0
Corporate	3.4
Total	$36.3

18. Acquisitions
The Company did not complete any material acquisitions during the six months ended June 30, 2019. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" included in the 2018 Annual Report on Form 10-K for further discussion regarding the accounting treatment for business acquisitions.
Acquisitions Completed in 2018
Clydebridge Holdings Limited
On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited (the "RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The acquisition has strengthened GCP’s position in the U.K. waterproofing market and has complemented its product portfolio within the SBM operating segment by adding waterproofing capabilities for a wider range of projects. The aggregate purchase price of $29.7 million, net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.1 million. During the year ended December 31, 2018, the Company finalized certain closing adjustments with the seller and recorded a $0.2 million reduction in both consideration paid and inventories. During the three months ended March 31, 2019, the Company finalized the purchase price allocation.

Notes to Consolidated Financial Statements (unaudited) - Continued

The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations ("ASC 805"). The operating results of RIW have been reflected in the results of operations for the SBM operating segment from the date of the acquisition. The fair values of assets acquired and liabilities assumed have been finalized as of June 30, 2019.
At the closing of the acquisition of RIW, a portion of the consideration was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. There were no amounts released from the escrow to the sellers as of June 30, 2019. Revenue and net income from RIW were not material to the Company's consolidated revenue and "Income (loss) from continuing operations" during the three and six months ended June 30, 2019 and 2018. The Company did not present a proforma information summary for its consolidated results of operations for the three and six months ended June 30, 2018 as if the acquisition of RIW occurred on January 1, 2017 because such results were not material.

Notes to Consolidated Financial Statements (unaudited) - Continued

19. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the six months ended June 30, 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain on sale of $7.2 million. During the six months ended June 30, 2018, the Company completed the delayed closings in Argentina, Colombia, and Peru and recorded an after-tax gain of $10.3 million on the sale of the delayed close entities in these countries. The remaining delayed closing in Venezuela is expected to be completed during the year ended December 31, 2019. The results of the operations of the Darex business within the delayed close countries up to the time of their closings are reported as “(Loss) income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, with the exception of operations in Venezuela which were deconsolidated during 2017.
As of December 31, 2018, a liability of $13.6 million related to the consideration received by GCP for the delayed closings was recognized in “Other current liabilities”. During the six months ended June 30, 2019, GCP reduced the liability by $13.1 million which consisted of the sale proceeds received on July 3, 2017 for the delayed closing in Indonesia. The remaining liability of $0.5 million for the consideration received on July 3, 2017 related to the delayed closing in Venezuela is recorded in “Other current liabilities” as of June 30, 2019.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In millions)	2019	2018
Net proceeds included in gain	$12.7	$25.0
Net assets derecognized	(3.1)	(6.5)
Gain recognized before income taxes	9.6	18.5
Tax effect of gain recognized	(2.4)	(8.2)
Gain recognized after income taxes	$7.2	$10.3

There were no sales of delayed close entities during the three months ended June 30, 2019 and 2018.
In connection with the Disposition and related tax gain, as noted above, the Company recorded tax expense of $2.4 million and $8.2 million, respectively, within discontinued operations during the six months ended June 30, 2019 and 2018. The tax consequences of the Disposition are complex and the calculation of the provision is based on management’s best estimate using all readily accessible information. Based on the overall complexity of the calculation, management believes that there is a reasonable possibility that differences between the estimated tax provision and actual outcome may result within the next six months, which could have a material impact on the Company's results of operations.
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
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of June 30, 2019 and December 31, 2018, GCP has recorded an indemnification payable of $0.9 million as a result of the Disposition.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table sets forth the components of "Income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net sales	$—	$5.9	$—	$11.6
Cost of goods sold	—	5.6	—	12.7
Gross profit	—	0.3	—	(1.1)
Selling, general and administrative expenses	0.6	1.5	0.9	3.3
Restructuring expenses and asset impairments	0.1	(0.3)	0.2	0.8
Gain on sale of business	—	—	(9.6)	(18.5)
Other income, net	(0.1)	(2.9)	—	(3.1)
(Loss) income from discontinued operations before income taxes	(0.6)	2.0	8.5	16.4
Benefit from (provision for) income taxes	0.1	(0.7)	(2.2)	(7.9)
(Loss) income from discontinued operations, net of income taxes	$(0.5)	$1.3	$6.3	$8.5
The following table sets forth carrying amounts of the major classes of assets and liabilities of Darex classified as held for sale in the accompanying unaudited Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Trade accounts receivable	$—	$2.2
Inventories, net	—	1.2
Current assets held for sale	$—	$3.4
Properties and equipment, net	—	0.2
Other assets	0.5	0.5
Non-current assets held for sale	$0.5	$0.7
Underfunded and unfunded defined benefit pension plans	—	0.4
Non-current liabilities held for sale	$—	$0.4

Notes to Consolidated Financial Statements (unaudited) - Continued

20. Subsequent Event
Restructuring and Repositioning Plan (the "2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities (the “2019 Phase 2 Plan”). The Company expects to incur total pre-tax costs in connection with the 2019 Phase 2 Plan of approximately $30 million to $35 million, of which approximately $23 million to $27 million represent restructuring costs and asset impairments, and approximately $7 million to $8 million represent repositioning costs. Approximately 90% of the estimated pre-tax restructuring costs represent employee severance and other employee-related costs, while the remaining 10% include other associated costs, including asset impairments. Repositioning costs primarily consist of consulting and recruitment services associated with the Company’s organizational realignment. Substantially all of the pre-tax restructuring costs, excluding asset impairments, and all of the pre-tax repositioning costs are expected to result in cash expenditures. Additionally, GCP expects to incur approximately $2 million of capital expenditures related to repositioning activities. The 2019 Phase 2 Plan is expected to result in the net reduction of approximately 8% to 10% of the Company's workforce. Substantially all of the restructuring actions under the 2019 Phase 2 Plan are expected to be completed by December 31, 2020.
The 2019 Phase 2 Plan is separate and in addition to the 2019 Plan that was approved by the Board on February 22, 2019 and the 2018 Plan that was approved by the Board on August 1, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2019 as the "second quarter", the quarter ended June 30, 2018 as the "prior-year quarter", the quarter ended March 31, 2019 as the "2019 first quarter", the six months ended June 30, 2019 as the "six months", and the six months ended June 30, 2018 as the "prior-year period."  See Analysis of Operations for a discussion of our non-GAAP performance measures.
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
Information Related to Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not historical events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, statements about expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; strategic alternatives; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements, or that could cause other forward-looking statements to prove incorrect, include, without limitation, risks related to: the cyclical and seasonal nature of the industries that GCP serves; foreign operations, especially in emerging regions; changes in currency exchange rates; the cost and availability of raw materials and energy; the effectiveness of GCP’s research and development, new product introductions and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding liquidity and indebtedness, including debt covenants and interest rate exposure; developments affecting GCP’s funded and unfunded pension obligations; warranty and product liability claims; legal proceedings; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; the handling of hazardous materials and the costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission ("SEC") and are available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.
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

We operate our business on a global scale. During the six months, approximately 52% of our sales were generated outside of the U.S. We operate in over 30 countries and conduct business in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
On February 27, 2019, we announced a comprehensive review of strategic alternatives to enhance shareholder value. Over the course of this review process, we contacted and engaged with both strategic industry players and private equity investors. However, this process did not result in a transaction that would provide adequate value to our shareholders. Accordingly, we have determined that the best opportunity to enhance shareholder value is to pursue our standalone strategic and financial plan. We will continue to evaluate opportunities to drive value for GCP shareholders as our industry continues to evolve.
Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.

•	Net sales decreased 13.4% to $262.2 million.

•	Gross profit decreased 11.4% to $99.0 million and gross margin increased approximately 90 basis points to 37.8%.

•
Income from continuing operations attributable to GCP shareholders was $3.1 million, or $0.04 per diluted share, compared to a loss of $29.2 million, or $0.40 per diluted share for the prior-year quarter. The change was primarily attributable to lower interest expense due to a debt refinancing which occurred in the prior-year quarter.

•	Adjusted EPS was $0.19 per diluted share compared to $0.27 in the prior-year quarter.

•	Adjusted EBIT decreased 26.0% to $25.1 million.

•	Adjusted EBITDA decreased 18.9% to $36.1 million.

•	Adjusted EBIT Return On Invested Capital was 15.7% on a trailing four quarters basis compared with 17.8% for the 2018 second quarter.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter and six months compared to the corresponding prior-year quarter and prior-year period. Please refer to the Analysis of Operations (the “table”) when reviewing our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves quarter-to-quarter and year-over-year comparability, as well as provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes since these measures provide additional transparency to our core operations.
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

Analysis of Operations (in millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales:
Specialty Construction Chemicals	$150.4	$175.0	(14.1)%	$282.1	$322.0	(12.4)%
Specialty Building Materials	111.8	127.8	(12.5)%	206.2	231.0	(10.7)%
Total GCP net sales	$262.2	$302.8	(13.4)%	$488.3	$553.0	(11.7)%
Net sales by region:
North America	$135.8	$149.3	(9.0)%	$249.3	$272.3	(8.4)%
Europe Middle East Africa (EMEA)	52.3	69.2	(24.4)%	98.7	127.5	(22.6)%
Asia Pacific	58.9	65.7	(10.4)%	109.6	117.7	(6.9)%
Latin America	15.2	18.6	(18.3)%	30.7	35.5	(13.5)%
Total net sales by region	$262.2	$302.8	(13.4)%	$488.3	$553.0	(11.7)%

Profitability performance measures:
Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$14.2	$12.6	12.7%	$22.1	$18.5	19.5%
Specialty Building Materials segment operating income	22.3	31.8	(29.9)%	38.2	49.9	(23.4)%
Corporate costs (B)	(9.4)	(8.6)	9.3%	(19.3)	(17.5)	10.3%
Certain pension costs (C)	(2.0)	(1.9)	5.3%	(3.9)	(3.8)	2.6%
Adjusted EBIT (non-GAAP)	$25.1	$33.9	(26.0)%	37.1	47.1	(21.2)%
Legacy product, environmental and other claims	(0.1)	—	(100.0)%	(0.1)	—	(100.0)%
Repositioning expenses	(5.8)	(1.2)	NM	(11.2)	(2.1)	NM
Restructuring expenses and asset impairments	(4.4)	0.6	NM	(5.0)	1.1	NM
Other costs (D)	(1.1)	—	(100.0)%	(3.6)	—	(100.0)%
Pension MTM adjustment and other related costs, net	—	(0.9)	(100.0)%	—	(0.9)	(100.0)%
Gain on termination and curtailment of pension and other postretirement plans	—	0.1	(100.0)%	—	0.1	(100.0)%
Third-party and other acquisition-related costs	—	(0.8)	(100.0)%	(0.1)	(1.6)	(93.8)%
Amortization of acquired inventory fair value adjustment	—	(0.2)	(100.0)%	—	(0.2)	(100.0)%
Interest expense, net	(4.9)	(66.0)	(92.6)%	(10.1)	(78.3)	(87.1)%
Income tax (expense) benefit	(5.7)	5.3	NM	10.7	(8.2)	NM
Income (loss) from continuing operations attributable to GCP shareholders (GAAP)	$3.1	$(29.2)	NM	$17.7	$(43.0)	NM
Income (loss) from continuing operations attributable to GCP shareholders as a percentage of net sales	1.2%	(9.6)%	NM	3.6%	(7.8)%	NM
Diluted EPS from continuing operations (GAAP)	$0.04	$(0.40)	NM	$0.24	$(0.60)	NM
Adjusted EPS (non-GAAP)	$0.19	$0.27	(29.6)%	$0.26	$0.28	(7.1)%

Analysis of Operations (in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$53.6	$57.0	(6.0)%	$97.9	$103.0	(5.0)%
Specialty Building Materials	46.0	55.6	(17.3)%	84.2	97.5	(13.6)%
Adjusted Gross Profit (non-GAAP)	$99.6	$112.6	(11.5)%	182.1	200.5	(9.2)%
Amortization of acquired inventory fair value adjustment	—	(0.2)	(100.0)%	—	(0.2)	(100.0)%
Corporate costs and pension costs in cost of goods sold	(0.6)	(0.7)	(14.3)%	(0.9)	(1.1)	(18.2)%
Total GCP Gross Profit (GAAP)	$99.0	$111.7	(11.4)%	$181.2	$199.2	(9.0)%
Gross Margin:
Specialty Construction Chemicals	35.6%	32.6%	3.0 pts	34.7%	32.0%	2.7 pts
Specialty Building Materials	41.1%	43.5%	(2.4) pts	40.8%	42.2%	(1.4) pts
Adjusted Gross Margin (non-GAAP)	38.0%	37.2%	0.8 pts	37.3%	36.3%	1.0 pts
Amortization of acquired inventory fair value adjustment	—%	(0.1)%	0.1 pts	—%	—%	0.0 pts
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.2)%	0.0 pts	(0.2)%	(0.2)%	0.0 pts
Total GCP Gross Margin (GAAP)	37.8%	36.9%	0.9 pts	37.1%	36.1%	1.0 pts
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$14.2	$12.6	12.7%	$22.1	$18.5	19.5%
Specialty Building Materials segment operating income	22.3	31.8	(29.9)%	38.2	49.9	(23.4)%
Corporate and certain pension costs	(11.4)	(10.5)	8.6%	(23.2)	(21.3)	8.9%
Total GCP Adjusted EBIT (non-GAAP)	$25.1	$33.9	(26.0)%	$37.1	$47.1	(21.2)%
Depreciation and amortization:
Specialty Construction Chemicals	$6.1	$6.0	1.7%	$11.6	$12.0	(3.3)%
Specialty Building Materials	3.8	3.7	2.7%	7.6	7.1	7.0%
Corporate	1.1	0.9	22.2%	1.9	1.7	11.8%
Total GCP depreciation and amortization	$11.0	$10.6	3.8%	$21.1	$20.8	1.4%
Adjusted EBITDA:
Specialty Construction Chemicals	$20.3	$18.6	9.1%	$33.7	$30.5	10.5%
Specialty Building Materials	26.1	35.5	(26.5)%	45.8	57.0	(19.6)%
Corporate and certain pension costs	(10.3)	(9.6)	7.3%	(21.3)	(19.6)	8.7%
Total GCP Adjusted EBITDA (non-GAAP)	$36.1	$44.5	(18.9)%	$58.2	$67.9	(14.3)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	9.4%	7.2%	2.2 pts	7.8%	5.7%	2.1 pts
Specialty Building Materials	19.9%	24.9%	(5.0) pts	18.5%	21.6%	(3.1) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	9.6%	11.2%	(1.6) pts	7.6%	8.5%	(0.9) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	13.5%	10.6%	2.9 pts	11.9%	9.5%	2.4 pts
Specialty Building Materials	23.3%	27.8%	(4.5) pts	22.2%	24.7%	(2.5) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	13.8%	14.7%	(0.9) pts	11.9%	12.3%	(0.4) pts

Analysis of Operations (in millions)	Four Quarters Ended
	June 30, 2019	June 30, 2018
Calculation of Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital (trailing four quarters):
Income (loss) from continuing operations attributable to GCP shareholders (trailing four quarters):	$44.6	$(130.2)
Stockholders' Equity (end of period)	512.3	448.6
Assets:
Cash and cash equivalents	(279.8)	(289.3)
Pension plans	(22.3)	(26.3)
Income taxes	(26.5)	(27.4)
Other current assets (E)	(11.8)	(9.6)
Other assets (F)	(3.6)	(4.5)
Assets held for sale*	(0.5)	(10.4)
Subtotal	(344.5)	(367.5)
Liabilities:
Debt*	349.1	365.1
Income taxes	96.9	107.7
Pension plans	50.5	56.1
Other current liabilities (G)	26.1	68.0
Other liabilities (H)	1.8	2.5
Liabilities held for sale*	—	3.8
Subtotal	524.4	603.2
Total invested capital (end of period)	$692.2	$684.3
Return on Stockholders' Equity	8.7%	(29.0)%
Adjusted EBIT (trailing four quarters)	$108.9	$121.5
Adjusted EBIT Return On Invested Capital (non-GAAP)	15.7%	17.8%
___________________________________________________________________________________________________________________

(A)	Our segment operating income includes only our share of income of consolidated joint ventures.

(B)	Management allocates certain corporate costs to each operating segment to the extent such costs are directly attributable to the segments.

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

(E)	Other current assets consist of income taxes receivable.

(F)	Other assets consist of capitalized financing fees.

(G)	Other current liabilities consist of income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture.

(H)	Other liabilities consist of other postretirement benefits liabilities and liabilities incurred in association with the Darex divestiture.

*	Consists of current and non-current components.

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2019				2018
(in millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$0.04				$(0.40)
Repositioning expenses	$5.8	$1.5	$4.3	0.06	$1.2	$0.3	$0.9	0.01
Restructuring expenses and asset impairments	4.4	0.1	4.3	0.06	(0.6)	(0.2)	(0.4)	(0.01)
Gain on termination and curtailment of pension and other postretirement plans	—	—	—	—	(0.1)	—	(0.1)	—
Pension MTM adjustment and other related costs, net	—	—	—	—	0.9	0.2	0.7	0.01
Legacy product, environmental and other claims	0.1	—	0.1	—	—	—	—	—
Third-party and other acquisition-related costs	—	—	—	—	0.8	0.2	0.6	0.01
Loss on debt refinancing	—	—	—	—	59.8	13.0	46.8	0.65
Amortization of acquired inventory fair value adjustment	—	—	—	—	0.2	—	0.2	—
Other costs	1.1	0.3	0.8	0.01	—	—	—	—
Discrete tax items, including adjustments to uncertain tax positions	—	(1.4)	1.4	0.02	—	0.1	(0.1)	—
Adjusted EPS (non-GAAP)				$0.19				$0.27

	Six Months Ended June 30,
	2019				2018
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$0.24				$(0.60)
Repositioning expenses	$11.2	$2.8	$8.4	0.12	$2.1	$0.5	$1.6	0.02
Restructuring expenses and asset impairments	5.0	0.2	4.8	0.07	(1.1)	(0.3)	(0.8)	(0.01)
Gain on termination and curtailment of pension and other postretirement plans	—	—	—	—	(0.1)	—	(0.1)	—
Pension MTM adjustment and other related costs, net	—	—	—	—	0.9	0.2	0.7	0.01
Legacy product, environmental and other claims	0.1	—	0.1	—	—	—	—	—
Third-party and other acquisition-related costs	0.1	—	0.1	—	1.6	0.3	1.3	0.02
Loss on debt refinancing	—	—	—	—	59.8	13.0	46.8	0.65
Amortization of acquired inventory fair value adjustment	—	—	—	—	0.2	—	0.2	—
Other costs	3.6	0.9	2.7	0.04	—	—	—	—
Discrete tax items, including adjustments to uncertain tax positions	—	15.0	(15.0)	(0.21)	—	(13.4)	13.4	0.19
Adjusted EPS (non-GAAP)				$0.26				$0.28

GCP Overview
The following is an overview of our financial performance for the second quarter and six months compared with the prior-year periods.
Net Sales and Gross Margin
The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency exchange for the period.

	Three Months Ended June 30, 2019 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(14.1)%	3.9%	(3.9)%	(14.1)%
Specialty Building Materials	(11.8)%	1.5%	(2.2)%	(12.5)%
Net sales	(13.1)%	2.9%	(3.2)%	(13.4)%
By Region:
North America	(11.3)%	2.5%	(0.2)%	(9.0)%
Europe Middle East Africa	(21.3)%	2.4%	(5.5)%	(24.4)%
Asia Pacific	(7.2)%	1.0%	(4.2)%	(10.4)%
Latin America	(18.0)%	15.0%	(15.3)%	(18.3)%

	Six Months Ended June 30, 2019 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(12.5)%	4.1%	(4.0)%	(12.4)%
Specialty Building Materials	(10.3)%	1.8%	(2.2)%	(10.7)%
Net sales	(11.6)%	3.1%	(3.2)%	(11.7)%
By Region:
North America	(11.3)%	3.1%	(0.2)%	(8.4)%
Europe Middle East Africa	(19.4)%	2.2%	(5.4)%	(22.6)%
Asia Pacific	(3.8)%	0.7%	(3.8)%	(6.9)%
Latin America	(11.2)%	14.2%	(16.5)%	(13.5)%

Net sales of $262.2 million for the second quarter decreased by $40.6 million, or 13.4%, from the prior-year quarter. The decrease was primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation, partially offset by price increases in both SCC and SBM. Sales volumes decreased primarily due to lower project activity, mostly within SBM, and planned exits of unprofitable geographic markets within SCC.
Gross profit was $99.0 million for the second quarter, a decrease of $12.7 million, or 11.4%, compared with the prior-year quarter, primarily due to lower sales volumes in SCC and SBM. Gross margin increased 90 basis points to 37.8% primarily due to improved pricing, the favorable impact of exiting unprofitable geographic markets within SCC, as well as improved productivity and restructuring savings, which more than offset unfavorable product mix in SBM.
Net sales of $488.3 million for the six months decreased by $64.7 million, or 11.7%, compared with the prior-year period. The decrease was primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation, partially offset by price increases in both SCC and SBM. Sales volumes decreased primarily due to lower project activity, mostly within SBM, and planned exits of unprofitable geographic markets within SCC.
Gross profit was $181.2 million for the six months, a decrease of $18.0 million, or 9.0%, compared with the prior-year period, primarily due to lower sales volumes in SCC and SBM. Gross margin increased 100 basis points to 37.1% for the six months primarily due to improved pricing, the favorable impact of exiting unprofitable geographic markets within SCC, as well as improved productivity and restructuring savings, which more than offset unfavorable product mix.
Income (Loss) from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $3.1 million for the second quarter compared to a loss of $29.2 million for the prior-year quarter. The change was primarily attributable to lower interest expense due to debt refinancing and a loss on debt refinancing of $59.8 million incurred during the prior-year quarter, as well as lower selling, general and administrative expenses. The impact of these items was partially offset by: (i) lower gross profit, (ii) an income tax expense for the second quarter compared to an income tax benefit in the prior-year quarter, (iii) higher restructuring and repositioning expenses and (iv) lower income from our Transition Services Agreement (the "TSA") related to the sale of Darex.

Income from continuing operations attributable to GCP shareholders was $17.7 million for the six months compared to a loss of $43.0 million for the prior-year period. The change was primarily attributable to: (i) lower interest expense due to debt refinancing in the prior-year period and a loss on debt refinancing of $59.8 million, (ii) income tax benefit compared to an income tax expense in the prior-year period mostly due to the 2017 Tax Act, and (iii) lower selling, general and administrative expenses. The impact of these items was partially offset by a lower gross profit, higher restructuring and repositioning expenses and lower income from our Transition Services Agreement (the "TSA") related to the sale of Darex.
Adjusted EBIT
Adjusted EBIT was $25.1 million for the second quarter, a decrease of 26.0% compared with the prior-year quarter primarily due to lower SBM operating income and higher corporate costs, partially offset by higher SCC operating income. Adjusted EBIT margin was 9.6% for the second quarter, a decrease of 160 basis points, as lower sales volumes were partially offset by increases in SCC gross margin.
Adjusted EBIT was $37.1 million for the six months, a decrease of 21.2% compared with the prior-year period primarily due to lower SBM operating income and higher corporate costs, partially offset by higher SCC operating income. Adjusted EBIT margin was 7.6% for the six months, a decrease of 90 basis points, as lower sales volumes were partially offset by increases in SCC gross margin.

Adjusted EBITDA
Adjusted EBITDA was $36.1 million and $58.2 million, respectively, for the second quarter and the six months, a decrease of 18.9% and 14.3%,respectively, compared with the corresponding prior-year periods, primarily due to lower Adjusted EBIT. Adjusted EBITDA margin decreased from 14.7% to 13.8%, respectively, and 12.3% to 11.9%, respectively, for the second quarter and the six months, primarily due to lower Adjusted EBIT.

Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital
Return on Stockholders' Equity for the second quarter was 8.7% compared to (29.0)% in the prior-year quarter. The increase was primarily driven by income from continuing operations attributable to GCP shareholders of $44.6 million for the trailing four quarters compared to a loss of $130.2 million during the corresponding prior period. The change was primarily attributable to lower income taxes due to the 2017 Tax Act, lower interest expense, income from pension mark-to-market adjustments and loss on the deconsolidation of our Venezuela operations in 2017, partially offset by a loss on the refinancing of our 9.5% Senior Notes incurred in the prior-year quarter.
Adjusted EBIT Return On Invested Capital for the second quarter was 15.7%, a decrease from 17.8% in the prior-year quarter. The decrease was mainly driven by lower Adjusted EBIT.

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

Operating Segment Overview—Specialty Construction Chemicals (SCC)
The following is an overview of the financial performance of SCC for the second quarter and six months compared with the prior-year periods.
Net Sales and Gross Margin—SCC
Net sales were $150.4 million for the second quarter, a decrease of $24.6 million, or 14.1%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 14.1% in the second quarter compared with the prior-year quarter primarily due to strategic exits from unprofitable geographic markets, poor weather conditions in North America and lower activity in Asia Pacific. Sales volumes decreased 14.2% in our Concrete business primarily due to strategic exits from unprofitable geographic markets and lower volumes in North America. Sales volumes in our Cement business decreased 13.7% due to lower volumes, primarily in Asia Pacific and EMEA.
Gross profit was $53.6 million for the second quarter, a decrease of $3.4 million, or 6.0%, compared with the prior-year quarter, primarily due to lower sales volumes. Gross margin increased 300 basis points to 35.6% compared with the prior-year quarter primarily due to improved pricing, the favorable impact of exiting unprofitable geographic markets, as well as improved productivity and restructuring savings.
Net sales were $282.1 million for the six months, a decrease of $39.9 million, or 12.4%, compared with the prior-year period. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 12.5% for the six months compared with the prior-year period primarily due to sales volume declines in EMEA, North America and Asia Pacific. Sales volumes in our Concrete business decreased 12.0% primarily due to strategic exits from unprofitable geographic markets and poor weather conditions in North America. Sales volumes decreased 14.7% in our Cement business primarily due to lower volumes in Asia Pacific and EMEA.
Gross profit was $97.9 million for the six months, a decrease of $5.1 million, or 5.0%, compared with the prior-year period, primarily due to lower sales volumes. Gross margin increased 270 basis points to 34.7% compared with the prior-year period primarily due to improved pricing, the favorable impact of exiting unprofitable geographic markets, as well as improved productivity and restructuring savings.

Segment Operating Income and Operating Margin—SCC
Segment operating income of $14.2 million for the second quarter increased $1.6 million, or 12.7%, compared with the prior-year quarter, primarily due to lower operating expenses resulting from restructuring savings, partially offset by lower gross profit and lower TSA income. Segment operating margin of 9.4% increased 220 basis points compared with the prior-year quarter primarily due to higher gross margin.
Segment operating income of $22.1 million for the six months increased $3.6 million, or 19.5%, compared with the prior-year period, primarily due to lower operating expenses resulting from restructuring savings, partially offset by lower gross profit and lower TSA income. Segment operating margin of 7.8% for the six months increased 210 basis points compared with the prior-year period primarily due to higher gross margin.

Operating Segment Overview—Specialty Building Materials (SBM)
The following is an overview of the financial performance of SBM for the second quarter and six months compared with the prior-year periods.
Net Sales and Gross Margin—SBM
Net sales were $111.8 million for the second quarter, a decrease of $16.0 million, or 12.5%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 11.8% primarily due to declines in Building Envelope and Specialty Construction Products which was mostly attributable to lower project activity in North America.
Gross profit was $46.0 million for the second quarter, a decrease of $9.6 million, or 17.3%, compared with the prior-year quarter, primarily due to lower sales volumes. Gross margin was 41.1% compared with 43.5% for the prior-year quarter primarily due to unfavorable product mix and reduced operating leverage as a result of lower volumes.
Net sales were $206.2 million for the six months, a decrease of $24.8 million, or 10.7%, compared with the prior-year period. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 10.3% primarily due to lower project activity in North America and Latin America. Building Envelope volumes decreased 11.3% primarily due to lower project activity. Residential volumes decreased 6.4% primarily due to distributor inventory destocking in North America. Specialty Construction Products volumes decreased 9.7% primarily due to lower volumes in injections and fire protection products.
Gross profit was $84.2 million for the six months, an decrease of $13.3 million, or 13.6%, compared with the prior-year period primarily due to lower sales volumes. Gross margin was 40.8% compared with 42.2% for the prior-year period primarily due to unfavorable product mix and reduced operating leverage as a result of lower volumes.

Segment Operating Income and Operating Margin—SBM
Segment operating income of $22.3 million decreased $9.5 million, or 29.9%, compared with the prior-year quarter primarily due to lower gross profit. Segment operating margin declined 500 basis points to 19.9% primarily due to lower sales volumes impacting operating leverage and lower gross margin.
Segment operating income of $38.2 million for the six months decreased $11.7 million, or 23.4%, compared with the prior-year period primarily due to lower gross profit, partially offset by reduced operating expenses, net of lower TSA income. Segment operating margin declined 310 basis points to 18.5% primarily due to lower sales volumes impacting operating leverage and lower gross margin.

Corporate Overview
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated to our operating segments.
Corporate costs were $9.4 million for the second quarter, an increase of $0.8 million, or 9.3%, compared with the prior-year quarter. The increase was primarily due to lower TSA income.
Corporate costs were $19.3 million for the six months, an increase of $1.8 million, or 10.3%, compared with the prior-year period. The increase was primarily due to lower TSA income, higher employee related costs and a foreign exchange loss in the current period, mostly relating to Argentina.
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
Certain pension costs during the second quarter and the six months were $2.0 million and $3.9 million, respectively, compared with $1.9 million and $3.8 million, respectively, for the corresponding prior-year periods. During the second quarter and the six months, the components of pension costs presented in "Corporate costs and pension costs in cost of goods sold" in our Analysis of Operations were $0.6 million and $0.9 million, respectively, compared with $0.7 million and $1.1 million, respectively for the corresponding prior-year periods. These represent service costs related to our manufacturing employees.

We did not incur any "pension market-to-market adjustment and other related costs" in the second quarter and the six months. During the prior-year quarter and the prior-year period, we recorded an expense of $1.2 million related to a recognition of a liability for an OPEB retiree health care plan. Additionally, we recognized a mark-to-market remeasurement gain of $0.3 million and curtailment gain of $0.1 million due to amending a defined benefit pension plan at one of our non-U.S. locations.The $1.2 million expense related to the OPEB plan and the $0.3 million mark-to-market remeasurement gain are included in "Pension MTM adjustment and other related costs, net" in the Analysis of Operations for the prior-year quarter and the prior-year period.
Restructuring and Repositioning Expenses
2019 Restructuring and Repositioning Plan- (the “2019 Plan”)
On February 22, 2019, our Board of Directors (the "Board") approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on our global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses our service delivery model, primarily in North America, to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities.
We expect to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which approximately $4 million to $7 million represent restructuring costs and approximately $11 million to $13 million represent repositioning costs. In addition, we expect to incur $2 million to $3 million of capital expenditures associated with the program. As of June 30, 2019, there were no restructuring activity costs recognized under the 2019 Plan since inception.
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
We expect to incur total pre-tax costs in connection with the 2018 Plan of approximately $32 million to $35 million, of which approximately $21 million to $24 million represents restructuring costs and asset impairments, and approximately $11 million represents repositioning costs.
We expect to realize total annualized pre-tax cost savings associated with the 2018 Plan of approximately $25 million in 2019. Approximately 75% and 25% of the total pre-tax cost savings are expected to benefit SCC and SBM, respectively. During the six months, we achieved pre-tax cost savings of approximately $11.7 million, or approximately $23.4 million on an annualized basis, through a reduction in cost of goods sold and selling, general and administrative expenses. We expect a total annualized SCC revenue reduction of $65 million to $75 million by December 31, 2019 as a result of exiting non-profitable geographic markets under the 2018 Plan. Such revenue reductions amounted to approximately $29.5 million during the six months, or approximately $59 million on an annualized basis.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, our Board of Directors approved a restructuring and repositioning plan that includes actions to streamline our operations, reduce our global cost structure and reposition us as a construction products technologies company.

As of June 30, 2019, we have incurred cumulative costs of $19.0 million related to restructuring and asset impairments and $9.1 million related to repositioning. Restructuring activities were substantially completed as of December 31, 2018 and we achieved net annualized cost reductions of approximately $29 million, of which approximately $14 million was included within continuing operations and approximately $15 million was included within discontinued operations. These net cost reductions were primarily related to selling, general and administrative expenses. The net cost reductions were phased-in over the completion of the 2017 Plan, and the cost recovery generated from the Transition Services Agreement with Henkel, as described in Note 19, "Discontinued Operations" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q, largely offset the cost that was eliminated upon completion of the program.
Restructuring Expenses and Asset Impairments
The following table summarizes restructuring expenses and asset impairments related to the 2018 and 2017 Plans and other plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Severance and other employee costs	$0.2	$(0.9)	$0.5	$(0.7)
Asset impairments	3.8	—	4.0	0.4
Other associated costs	0.5	—	0.7	—
Total restructuring expenses and asset impairments	$4.5	$(0.9)	$5.2	$(0.3)
Less: restructuring expenses and asset impairments reflected in discontinued operations	0.1	(0.3)	0.2	0.8
Total restructuring expenses and asset impairments from continuing operations	$4.4	$(0.6)	$5.0	$(1.1)
For further information on our restructuring activities, please refer to Note 12, "Restructuring and Repositioning Expenses" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" on this Quarterly Report on Form 10-Q.
Repositioning Expenses - 2019, 2018, 2017 Plans and Strategic Alternatives Plan
Repositioning expenses associated with the 2019, 2018, and 2017 Plans, as well as our review of strategic, financial and operational alternatives, are primarily related to consulting, other professional services and recruitment costs associated with our organizational realignment and advancing our technology strategy. Due to the scope and complexity of our repositioning activities, the range of estimated repositioning expense could increase or decrease and the timing of incurrence could change.
The following table summarizes repositioning expenses related to the 2019, 2018 and 2017 Plans:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in millions)	2019 Plan(1)	2018 Plan(2)	2017 Plan(3)	2019 Plan(1)	2018 Plan(2)	2017 Plan(3)
Repositioning expenses	$1.4	$1.8	$0.2	$3.3	$5.1	$0.3
Cash paid for repositioning expenses(4)	2.1	2.6	1.3	2.3	7.7	2.6
Capital expenditures	0.2	—	0.9	0.3	—	1.9
__________________________

(1)
As of June 30, 2019 cumulative repositioning costs, cash payments, and capital expenditures were $3.3 million, $2.3 million, and $0.3 million, respectively. Substantially all expenses were related to consulting and other professional service fees.

(2)
As of June 30, 2019 cumulative repositioning costs and cash payments were $10.4 million and $7.9 million, respectively. Substantially all expenses were related to consulting and other professional service fees and employee-related costs.

(3)
As of June 30, 2019 cumulative repositioning costs, cash payments, and capital expenditures were $9.1 million, $16.7 million, and $9.3 million, respectively. Substantially all expenses were related to consulting and other professional service fees and employee-related costs.

(4)
During the three and six month ended June 30, 2019, cash paid for repositioning expenses includes $1.0 million and $1.1 million, respectively, of capital expenditures for the 2017 Plan. Additionally, cash paid for repositioning expenses during each of the three and six months ended June 30, 2019 includes $0.2 million of capital expenditures for the 2019 Plan.

During the second quarter and prior-year quarter, we incurred repositioning expenses related to the 2017 Plan of $0.2 million and $1.1 million, respectively. During the six months and prior-year period, we incurred repositioning expenses related to the 2017 Plan of $0.3 million and $2.0 million, respectively, related to consulting and other professional service fees and employee-related costs.
During the second quarter, we incurred $2.5 million of repositioning expenses related to our Strategic Alternatives Plan, primarily consisting of professional service fees.
We exclude restructuring, asset impairments, and repositioning expenses from Adjusted EBIT, as discussed in the "Results of Operations" section above.
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities. We expect to realize total annualized pre-tax cost savings associated with the 2019 Phase 2 Plan of approximately $30 million to $35 million, approximately $3 million to $5 million of which we expect to realize in 2019, with the entire annualized pre-tax savings of approximately $30 million to $35 million expected to be realized in 2021.
Please refer to Note 20, "Subsequent Event," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" on this Quarterly Report on Form 10-Q for additional information.
Interest and Financing Expenses
"Interest expense and related financing costs" included in the unaudited Consolidated Statements of Operations were $5.7 million and $11.6 million, respectively, for the second quarter and the six months compared to $66.7 million and $80.5 million, respectively, in the corresponding prior-year periods. The decrease of $61.0 million and $68.9 million is primarily due to the loss on debt extinguishment from the redemption of our 9.5% Senior Notes which occurred during the prior-year quarter and lower interest expense on our 5.5% Senior Notes.
Income Taxes
Income tax expense/benefit attributable to continuing operations during the second quarter and the prior-year quarter was an income tax expense of $5.7 million and income tax benefit of $5.3 million, respectively, representing effective tax rates of 64.8% and 15.4%. The differences between the provisions for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2019 and June 30, 2018 were primarily attributable to non-deductible expenses and foreign tax-rate differentials.

Income tax expense attributable to continuing operations during the six months and the prior-year period was an income tax benefit of $10.7 million and an income tax expense of $8.2 million, respectively, representing effective tax rates of 148.6% and 23.7%. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the six months ended June 30, 2019 was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019, resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million, partially offset by a tax expense of $3.6 million on changes to GCP’s 2017 income tax liability and Transition Tax. The difference in income tax at the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the six months ended June 30, 2018 was primarily due to changes in estimates related to the impact of the 2017 Tax Act in the amount of $12.5 million, as well as the effect of valuation allowances, non-deductible expenses and the effect of tax rates in foreign jurisdictions.

Tax Reform

During the year ended December 31, 2018, we recorded a liability for an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the Transition Tax of $20.2 million. As a result of clarifications issued in January 2019 by the Internal Revenue Service (IRS) in the final treasury regulations under Code Section 965, we decreased our liability for unrecognized tax benefits by $20.2 million in the first quarter. In addition, the application of the final regulations resulted in an increase to our long-term tax payable by $3.4 million and an increase to our short-term tax payable by $0.2 million. We have elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of June 30, 2019, the unpaid balance of the Transition Tax obligation is $41.1 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2022 and April 2025.
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
Other Income, Net
Other income, net was $1.7 million and $4.1 million, respectively, during the second quarter and the prior-year quarter. The decrease of $2.4 million was primarily due to lower TSA income related to the sale of Darex. The cost reductions in selling, general, and administrative expenses as a result of the 2017 Plan largely offset the reduction in TSA income.
Other income, net was $3.5 million and $10.4 million, respectively, during the six months and the prior-year period. The decrease of $6.9 million was primarily due to lower TSA income related to the sale of Darex, lower gain on the sale of assets, and higher pension costs due to a lower expected return on plan assets during the six months compared to the prior-year period. The cost reductions in selling, general, and administrative expenses as a result of the 2017 Plan largely offset the reduction in TSA income.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following is an analysis of our financial condition, liquidity and capital resources at June 30, 2019.
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
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the six months, we completed the delayed closing in Indonesia and recognized a gain of $9.6 million on a pre-tax basis and $7.2 million on an after-tax basis based on $12.7 million of proceeds received. During the prior-year period, we recognized a gain of $18.5 million on a pre-tax basis and $10.3 million on an after-tax basis based on $25.0 million of proceeds received on the delayed closing countries of Argentina, Colombia and Peru.
Cash Resources and Available Credit Facilities
At June 30, 2019, we had available liquidity of $672.0 million, consisting of $279.8 million in cash and cash equivalents, of which $110.9 million was held in the U.S., $345.0 million available under our revolving credit facility, and $47.2 million under various non-U.S. credit facilities.

Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
We expect to meet our U.S. cash and liquidity requirements with cash on hand, cash we expect to generate during 2019 and thereafter, future borrowings, if any, and other available liquidity, including royalties and service fees from our foreign subsidiaries. We may also repatriate future earnings from foreign subsidiaries if such action results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and meet our debt obligations in the U.S. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for a discussion of our cash and cash equivalents.
The following table summarizes our non-U.S. credit facilities as of June 30, 2019:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Maturity Date
China	$12.0	$10.9	2/3/2021
India	12.0	10.0	2/3/2021
Canada	5.7	5.7	2/3/2021
Korea	5.0	5.0	2/3/2021
Mexico	2.4	2.4	3/31/2020
Brazil	2.3	2.3	Open ended
Other countries	11.8	10.9	Open ended
Total	$51.2	$47.2

Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash used in operating activities from continuing operations	$(0.7)	$(9.6)
Net cash used in investing activities from continuing operations	(27.2)	(60.2)
Net cash used in financing activities from continuing operations	(6.2)	(236.5)
Net cash used in operating activities from continuing operations during the six months was $0.7 million compared to $9.6 million for the prior-year period. The period-over-period change was primarily due to lower cash paid for interest and taxes, as well as lower accounts receivable. The impact of these items was partially offset by higher cash paid for restructuring and repositioning, as well as increased cash used for accounts payable. During the six months and the prior-year period, restructuring payments were $6.3 million and $4.3 million, respectively, and repositioning payments were $11.3 million and $3.6 million, respectively.
Net cash used in investing activities from continuing operations during the six months was $27.2 million, compared to $60.2 million for the prior-year period. The period-over-period change was primarily due to lower cash payments for acquisitions due to the purchase of RIW Limited ("RIW") during the prior-year period.
Net cash used in financing activities from continuing operations during the six months was $6.2 million, compared to $236.5 million for the prior-year period. The period-over-period change was primarily due to the redemption of the 9.5% Senior Notes and the issuance of the 5.5% Senior Notes, as well as payments for debt issuance costs, all of which occurred during the prior-year period.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at June 30, 2019 and December 31, 2018 was $349.1 million and $356.7 million, respectively.
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
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 5, "Debt and Other Borrowings," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for additional information regarding our debt. As of June 30, 2019, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of June 30, 2019.

Credit Agreement
On April 10, 2018, we entered into an amendment to our Credit Agreement, as discussed above. As of June 30, 2019, there were no outstanding borrowings on the Revolving Credit Facility and $5.0 million in outstanding letters of credit, which resulted in available credit of $345 million under the Revolving Credit Facility. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Financial Instruments," to our Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. We were in compliance with all covenant terms as of June 30, 2019 and December 31, 2018. There were no events of default as of June 30, 2019 or December 31, 2018.
Other Contractual Obligations and Contingencies
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. During the six months, there were no material changes to our contractual obligations as previously reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in the Annual Report on Form 10-K for the year ended December 31, 2018.
Please refer to Note 10, "Commitments and Contingent Liabilities," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for a discussion of financial assurances and other contingencies.
Employee Benefit Plans
Defined Contribution Retirement Plan
We have a defined contribution retirement plan for GCP employees in the U.S. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, we amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. The plan is qualified under section 401(k) of the U.S. tax code. We incurred costs for this plan totaling $1.2 million and $2.5 million, respectively, for the second quarter and six months and $1.5 million and $2.5 million, respectively, for the corresponding prior-year periods.
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans' status during the six months and the prior-year period, there were no minimum required payments under ERISA. During 2017 and 2016, we made accelerated contributions to the trusts that hold assets of the U.S. qualified pension plans. We made no contributions to these plans in 2019 or 2018. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $0.6 million and $1.5 million, respectively, during the second quarter and the six months and $0.5 million and $3.9 million, respectively, during the corresponding prior-year periods to the non-U.S. pension plans. The decrease of $2.4 million was primarily due to a $2.9 million discretionary contribution to a pension plan in Brazil during the prior-year quarter. Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for further discussion on our pension and other postretirement benefit plans.
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

We continue to account for our operations in Argentina as a highly inflationary economy. During the second quarter and the six months, the losses related to the remeasurement of monetary net assets were immaterial, and are included in "Other income, net" in the unaudited Consolidated Statements of Operations. The Argentina subsidiary's net sales were not material to our consolidated net sales during the second quarter and the six months and its monetary net assets denominated in local currency were not material to our consolidated total assets as of June 30, 2019 and December 31, 2018.
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
Recent Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standard Update (the "ASU") 2016-02, Leases (Topic 842). The adoption of Topic 842 resulted in a recognition of operating lease right-of-use assets of $40.8 million and operating lease obligations of $40.9 million as of January 1, 2019. The adoption of Topic 842 did not result in significant accounting changes for finance leases which were not material as of June 30, 2019. The adoption of Topic 842 related to lease arrangements in which the Company is a lessee did not have a material impact on the Company's results of operations and cash flows during the three and six months ended June 30, 2019, as described in Note 6 "Lessee Arrangements," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 10, "Commitments and Contingent Liabilities" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Item 1A.    RISK FACTORS
There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2018.
Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1+	Randall S. Dearth Letter Agreement dated June 27, 2019
10.2+	Gregory E. Poling Letter Agreement dated June 27, 2019
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: August 8, 2019	By:	/s/ RANDALL S. DEARTH
Randall S. Dearth President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ DEAN P. FREEMAN
Dean P. Freeman Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2019	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)