Form 10-Q
period 2019-09-30
GCP Applied Technologies Inc.
filed 2019-11-06
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-137533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Exchange on which registered
Common Stock, $0.01 par value per share	GCP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, $0.01 par value per share	72,685,612

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net sales	$266.9	$296.3	$755.2	$849.3
Cost of goods sold	161.8	185.9	468.9	539.7
Gross profit	105.1	110.4	286.3	309.6
Selling, general and administrative expenses	66.3	67.3	206.7	219.8
Research and development expenses	4.5	5.2	13.8	15.4
Interest expense and related financing costs	5.7	5.9	17.3	86.4
Repositioning expenses	4.4	3.7	15.6	5.8
Restructuring expenses and asset impairments	3.8	14.3	8.8	13.2
Other income, net	(2.2)	(0.9)	(5.7)	(11.3)
Total costs and expenses	82.5	95.5	256.5	329.3
Income (loss) from continuing operations before income taxes	22.6	14.9	29.8	(19.7)
(Provision for) benefit from income taxes	(5.5)	(7.6)	5.2	(15.8)
Income (loss) from continuing operations	17.1	7.3	35.0	(35.5)
(Loss) income from discontinued operations, net of income taxes	(0.4)	18.2	5.9	26.7
Net income (loss)	16.7	25.5	40.9	(8.8)
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	(0.3)
Net income (loss) attributable to GCP shareholders	$16.6	$25.4	$40.6	$(9.1)
Amounts Attributable to GCP Shareholders:
Income (loss) from continuing operations attributable to GCP shareholders	17.0	7.2	34.7	(35.8)
(Loss) income from discontinued operations, net of income taxes	(0.4)	18.2	5.9	26.7
Net income (loss) attributable to GCP shareholders	$16.6	$25.4	$40.6	$(9.1)
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to GCP shareholders	$0.23	$0.10	$0.48	$(0.50)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.25	$0.08	$0.37
Net income (loss) attributable to GCP shareholders(1)	$0.23	$0.35	$0.56	$(0.13)
Weighted average number of basic shares	72.7	72.2	72.5	72.1
Diluted earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$0.23	$0.10	$0.48	$(0.50)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.25	$0.08	$0.37
Net income (loss) attributable to GCP shareholders(1)	$0.23	$0.35	$0.56	$(0.13)
Weighted average number of diluted shares	72.8	72.7	72.9	72.1
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$16.7	$25.5	$40.9	$(8.8)
Other comprehensive loss:
Defined benefit pension and other postretirement plans, net of income taxes	—	0.2	—	(0.4)
Currency translation adjustments, net of income taxes	(14.9)	(9.1)	(15.5)	(27.3)
Gain from hedging activities, net of income taxes	0.1	—	—	0.1
Total other comprehensive loss	(14.8)	(8.9)	(15.5)	(27.6)
Comprehensive income (loss)	1.9	16.6	25.4	(36.4)
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	(0.3)
Comprehensive income (loss) attributable to GCP shareholders	$1.8	$16.5	$25.1	$(36.7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$303.8	$326.1
Trade accounts receivable (including allowances of $6.5 million and $5.8 million, respectively)	187.0	198.6
Inventories, net	108.7	110.5
Other current assets	45.7	44.6
Current assets held for sale	—	3.4
Total Current Assets	645.2	683.2
Properties and equipment, net	239.4	225.1
Operating lease right-of-use assets	34.0	—
Goodwill	201.6	207.9
Technology and other intangible assets, net	80.5	89.0
Deferred income taxes	22.3	25.5
Overfunded defined benefit pension plans	21.5	22.5
Other assets	36.2	28.0
Non-current assets held for sale	0.5	0.7
Total Assets	$1,281.2	$1,281.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2.8	$10.6
Operating lease obligations payable within one year	8.6	—
Accounts payable	103.3	121.4
Other current liabilities	115.4	145.5
Total Current Liabilities	230.1	277.5
Debt payable after one year	346.1	346.1
Income taxes payable	41.4	37.7
Deferred income taxes	11.8	12.4
Operating lease obligations	25.7	—
Unrecognized tax benefits	43.7	62.8
Underfunded and unfunded defined benefit pension plans	51.3	48.1
Other liabilities	15.0	15.5
Non-current liabilities held for sale	—	0.4
Total Liabilities	765.1	800.5
Commitments and Contingencies - Note 10
Stockholders' Equity
Preferred stock, par value $0.01; authorized: 10,000,000 and 0 shares, respectively; no shares issued or outstanding	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,685,612 and 72,176,324, respectively	0.7	0.7
Paid-in capital	52.2	39.6
Accumulated earnings	604.5	563.9
Accumulated other comprehensive loss	(135.5)	(120.0)
Treasury stock	(8.1)	(4.8)
Total GCP's Shareholders' Equity	513.8	479.4
Noncontrolling interests	2.3	2.0
Total Stockholders' Equity	516.1	481.4
Total Liabilities and Stockholders' Equity	$1,281.2	$1,281.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$(85.7)	$1.8	$492.0
Net (loss) income	—	—	—	—	—	(9.1)	—	0.3	(8.8)
Issuance of common stock in connection with stock plans(2)	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5.3	—	—	—	5.3
Exercise of stock options	0.4	—	—	—	5.2	—	—	—	5.2
Share repurchases(1)	—	—	0.1	(1.3)	—	—	—	—	(1.3)
Other comprehensive loss	—	—	—	—	—	—	(27.6)	—	(27.6)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2018	72.4	$0.7	0.2	$(4.7)	$40.4	$539.6	$(113.3)	$2.0	$464.7
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.9	$(120.0)	$2.0	$481.4
Net income	—	—	—	—	—	40.6	—	0.3	40.9
Issuance of common stock in connection with stock plans(2)	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7.5	—	—	—	7.5
Exercise of stock options	0.3	—	—	—	5.1	—	—	—	5.1
Share repurchases(1)	—	—	0.1	(3.3)	—	—	—	—	(3.3)
Other comprehensive loss	—	—	—	—	—	—	(15.5)	—	(15.5)
Balance, September 30, 2019	73.0	$0.7	0.3	$(8.1)	$52.2	$604.5	$(135.5)	$2.3	$516.1
________________________________

(1)
During the nine months ended September 30, 2019 and 2018, GCP withheld and retained approximately 131,000 shares and 45,000 shares, respectively, of Company common stock in a non-cash transaction with a cost of $3.3 million and $1.3 million, respectively, in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the nine months ended September 30, 2019 and 2018, cash payments for such tax withholding obligations were $3.3 million and $1.3 million, respectively.

(2)	The par value of shares issued is not included in the table due to rounding.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$40.9	$(8.8)
Less: Income from discontinued operations	5.9	26.7
Income (loss) from continuing operations	35.0	(35.5)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	31.6	31.3
Amortization of debt discount and financing costs	1.1	1.2
Stock-based compensation expense	7.3	4.6
Unrealized loss on foreign currency	1.0	—
Gain on termination and curtailment of pension and other postretirement benefit plans	—	(0.1)
Deferred income taxes	(12.4)	(2.5)
Loss on debt refinancing	—	59.8
Loss (gain) on disposal of property and equipment	0.1	(1.1)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	7.2	(6.3)
Inventories	(0.3)	(13.1)
Accounts payable	(13.6)	(2.3)
Pension assets and liabilities, net	4.1	—
Other assets and liabilities, net	(14.6)	(6.4)
Net cash provided by operating activities from continuing operations	46.5	29.6
Net cash used in operating activities from discontinued operations	(13.0)	(130.4)
Net cash provided by (used in) operating activities	33.5	(100.8)
INVESTING ACTIVITIES
Capital expenditures	(46.0)	(40.7)
Businesses acquired, net of cash acquired	—	(29.7)
Other investing activities	0.4	(2.9)
Net cash used in investing activities from continuing operations	(45.6)	(73.3)
Net cash (used in) provided by investing activities from discontinued operations	(0.4)	0.1
Net cash used in investing activities	(46.0)	(73.2)
FINANCING ACTIVITIES
Borrowings under credit arrangements	—	54.6
Repayments under credit arrangements	(7.6)	(66.4)
Proceeds from issuance of long term note obligations	—	350.0
Payments on finance lease obligations	(0.6)	—
Repayments of long term note obligations	—	(578.3)
Cash paid for debt financing costs	—	(6.9)
Payments of tax withholding obligations related to employee equity awards	(3.3)	(1.3)
Proceeds from exercise of stock options	5.1	5.2
Noncontrolling interest dividend	—	(0.1)
Other financing activities	(0.4)	(0.7)
Net cash used in financing activities from continuing operations	(6.8)	(243.9)
Effect of currency exchange rate changes on cash and cash equivalents	(3.0)	(2.6)
Decrease in cash and cash equivalents	(22.3)	(420.5)
Cash and cash equivalents, beginning of period	326.1	721.5
Cash and cash equivalents, end of period	$303.8	$301.0

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through two operating segments. Specialty Construction Chemicals ("SCC") manufactures and markets concrete admixtures and cement additives, and supplies in-transit monitoring systems for concrete producers. Specialty Building Materials ("SBM") manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, fireproofing and other products designed to protect the building envelope.
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
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K"). The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations for the year ending December 31, 2019.
Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel. The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as held for sale in the accompanying unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, as discussed further in Note 19, "Discontinued Operations." Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
Unless otherwise noted, the information throughout the Notes to the accompanying unaudited Consolidated Financial Statements pertains only to the continuing operations of GCP.

Notes to Consolidated Financial Statements (unaudited) - Continued

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. Actual results could differ from those estimates. GCP's accounting measurements that are most affected by management's estimates of future events are disclosed in its 2018 Annual Report on Form 10-K. There have been no significant changes to management's assumptions and estimates underlying those measurements as reported in these interim financial statements, except as discussed in Note 7, "Income Taxes."
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
Foreign Currency Transactions and Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income, net” in the Company’s accompanying unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) reflected in “Other income, net” were immaterial for the three and nine months ended September 30, 2019. Foreign currency transaction and remeasurement losses were $0.7 million and $1.4 million, respectively, for the three and nine months ended September 30, 2018.
GCP continues to account for its operations in Argentina as a highly inflationary economy. Effective July 1, 2018, the functional currency of the Company's subsidiary operating in Argentina became the U.S. dollar and all remeasurement adjustments after the effective date are reflected in GCP's results of operations in the accompanying unaudited Consolidated Statements of Operations. The losses related to the remeasurement of these monetary net assets are included in "Other income, net" in the accompanying unaudited Consolidated Statements of Operations and were $0.6 million and $0.9 million, respectively, during the three and nine months ended September 30, 2019 and $1.1 million during the three and nine months ended September 30, 2018. The Argentina subsidiary's net sales were not material to the Company's consolidated net sales during the three and nine months ended September 30, 2019 and its monetary net assets denominated in local currency were not material to GCP's consolidated total assets as of September 30, 2019 and December 31, 2018.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.

Notes to Consolidated Financial Statements (unaudited) - Continued

Recently Adopted Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) whereas a lessee is required to recognize in the statement of financial position a lease liability related to making lease payments and a right-of-use asset representing its right to control the use of the underlying asset during the lease term, including optional payments that are reasonably certain to occur. The Company adopted Topic 842 effective January 1, 2019 and elected a transition option allowing it to forgo the application of comparative period presentation in the financial statements during the year of adoption. The accompanying unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2019 are presented in accordance with Topic 842, while the comparative periods have not been recast based on the new standard. The Company elected a package of practical expedients allowing it to forgo the reassessment of expired or existing contracts to determine their lease classification, initial direct costs and whether any of such contracts represent or contain leases. The Company also made an accounting policy election to combine lease and non-lease components into a single lease component for each class of underlying assets for the arrangements in which GCP is a lessee, with the exception of a non-lease component related to inventory purchases. The Company separates purchases of raw materials, labor and certain other inventory-related costs from lease components based on their relative standalone values determined based on observable market information. The Company did not elect the hindsight practical expedient related to determining the lease term.
The adoption of Topic 842 related to lease arrangements in which the Company is a lessee resulted in a recognition of operating lease right-of-use assets of $40.8 million and operating lease obligations of $40.9 million as of January 1, 2019. The adoption of Topic 842 did not result in significant accounting changes for finance leases which were not material as of September 30, 2019. The adoption of Topic 842 related to lease arrangements in which the Company is a lessee did not have a material impact on the Company's results of operations during the three and nine months ended September 30, 2019 and cash flows during the nine months ended September 30, 2019, as described in Note 6, "Lessee Arrangements."
The Company generates revenue from certain sales arrangements within the SCC operating segment related to VERIFI® and certain admixture contracts that include lease components, as discussed in Note 2, "Revenue from Lessor Arrangements and Contracts with Customers." Topic 842 provides a practical expedient which allows lessors to combine lease and non-lease components and account for them as one component if they have the same timing and pattern of transfer and the lease component is classified as an operating lease. The combined component is accounted for in accordance with Topic 842 if the lease component is predominant, and in accordance with Topic 606 if the non-lease component is predominant. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected to apply the practical expedient prospectively based on a portfolio approach for certain classes of underlying assets. The Company does not include taxes (i.e. sales, use, value added or some excise taxes) in the contract consideration, variable lease payments or transaction price that are allocated among its products or services. The adoption of Topic 842 for the arrangements in which GCP is a lessor did not have a material impact on the Company's financial position as of September 30, 2019, results of operations during the three and nine months ended September 30, 2019, and cash flows during the nine months ended September 30, 2019. Please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers" for further information on lease arrangements in which the Company is a lessor.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

Recently Issued Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update introduce a new "expected loss" impairment model which applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets at inception and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. Additionally, the guidance amends the impairment model related to available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption of the newly issued guidance is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard should be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. GCP expects to adopt the guidance effective January 1, 2020. During the nine months ended September 30, 2019, GCP initiated the data collection initiative and began evaluating the potential impact of adopting the standard on its financial position, results of operations and related disclosures, but has not yet completed such assessment.
Other
During the three and nine months ended September 30, 2019, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2018. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.

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

Notes to Consolidated Financial Statements (unaudited) - Continued

VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company has determined at contract inception that the installed equipment represents a lease since the customer has the right to control the equipment use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a non-lease component. The Company classifies these leases as operating and accounts for the lease and the non-lease components separately since it did not elect to apply the practical expedient to combine lease and non-lease components for the VERIFI® equipment asset class. Contract consideration for VERIFI® sales arrangements consists primarily of fixed installation fees and other fixed payments and gets allocated between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The Company recognizes revenue for the lease component on a straight line basis over the lease term. VERIFI® equipment is recorded within "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets and depreciated over an estimated useful life of 7 years. The services included within the non-lease component represent the Company’s stand-ready promise to perform a series of daily distinct services, which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI® sales arrangement consists of fixed installation fees and other fixed payments included in the contract consideration, as well as slump management fees which are dependent on the quantity of material poured and represent variable consideration. The Company excludes variable consideration from the contract consideration at lease commencement and allocates it between the lease and non-lease components based on their relative stand-alone selling prices. Revenue related to variable consideration for the lease and non-lease components is recorded at the time of the transfer of services to its customers, which is constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three and nine months ended September 30, 2019 and 2018.
Revenue generated from Ductilcrete sales arrangements also represented less than 10% of the Company's consolidated revenue during the three and nine months ended September 30, 2019 and 2018. For further information on revenue recognition related to these arrangements, please refer to Note 2, "Revenue from Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.7 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years.
Lease elements within sales arrangements
Certain sales arrangements within the SCC operating segment related to certain admixture contracts and VERIFI® include lease components, as discussed above.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the revenue recognized for these sales arrangements for the three and nine months ended September 30, 2019 and 2018 and distinguishes between the lease and non-lease components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Lease revenue(1):
Lease payments revenue	$6.5	$6.9	$19.7	$20.0
Variable lease revenue	2.1	1.7	5.6	5.0
Total lease revenue	$8.6	$8.6	$25.3	$25.0

Service revenue(2):
Fixed fee revenue	$—	$—	$0.1	$0.1
Variable fee revenue	1.4	1.1	3.4	3.1
Total service revenue	$1.4	$1.1	$3.5	$3.2
Total revenue	$10.0	$9.7	$28.8	$28.2
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

As of September 30, 2019 and December 31, 2018, the Company’s total trade accounts receivable balance was $187.0 million and $198.6 million, respectively, of which $4.6 million and $4.7 million, respectively, was related to trade accounts receivable associated with lease revenue generated from certain SCC contracts.
The future minimum lease payments receivable under the operating leases were not material as of September 30, 2019.
Other revenue considerations
Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance customer payments and billings for revenue not meeting the criteria to be recognized and/or in excess of costs incurred. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of September 30, 2019 and December 31, 2018. Additionally, the amounts recorded in the accompanying unaudited Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 related to changes in the contract assets and liabilities were not material.

Notes to Consolidated Financial Statements (unaudited) - Continued

3. Inventories, net
The following is a summary of inventories presented in the accompanying unaudited Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$44.3	$46.0
In process	4.5	4.6
Finished products and other	59.9	59.9
Total inventories, net	$108.7	$110.5

The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $11.9 million and $12.9 million, respectively, as of September 30, 2019 and December 31, 2018.
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
During the nine months ended September 30, 2019, the Company entered into four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying unaudited Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually starting on June 15, 2020 through June 13, 2023. The contracts will settle in US Dollars upon maturity.
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
The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges as of September 30, 2019:

(In millions)	September 30, 2019
Derivative asset(1):
Foreign exchange forward contracts	$2.0
__________________________

(1)
The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy. Fair value of derivative liabilities is recorded within "Other Current Assets" and "Other Assets" in the accompanying unaudited Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the amounts recorded in the Company's accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) related to forward contracts designated as net investment hedges for the three and nine months ended September 30, 2019:

(In millions)	Three months ended September 30, 2019		Nine months ended September 30, 2019
	"Other Income, net"	Cumulative Translation Adjustments(1)	"Other Income, net"	Cumulative Translation Adjustments(1)
Gains on foreign exchange forward contracts	$0.2	$1.5	$0.3	$1.3
__________________________

(1)	The amounts are presented net of tax liability for the three and nine months ended September 30, 2019 of $0.5 million and $0.4 million, respectively.

5. Debt and Other Borrowings
Components of Debt and Other Borrowings
The following is a summary of obligations under senior notes and other borrowings at September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $4.0 million and $4.4 million, respectively, at September 30, 2019 and December 31, 2018	$346.0	$345.6
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	2.9	11.1
Total debt	348.9	356.7
Less: debt payable within one year	2.8	10.6
Debt payable after one year	$346.1	$346.1
Weighted average interest rates on total debt obligations	5.5%	5.7%
__________________________

(1)	Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million as of September 30, 2019 and December 31, 2018.

(2)
Represents borrowings of $1.8 million and $9.4 million, respectively, at September 30, 2019 and December 31, 2018, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, as well as $1.1 million and $1.7 million, respectively, of finance lease obligations.

The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at September 30, 2019:

(In millions)	Amount
Remainder of 2019	$2.1
2020	0.8
2021	—
2022	—
2023	—
Thereafter	346.0
Total debt	$348.9

Notes to Consolidated Financial Statements (unaudited) - Continued

5.5% Senior Notes
GCP's outstanding 5.5% Senior Notes have an aggregate principal amount of $350.0 million maturing on April 15, 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2019 and October 15, 2019.
The Indenture contains certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture as of September 30, 2019. There are no events of default under the Indenture as of September 30, 2019.
Credit Agreement
As of September 30, 2019 and December 31, 2018, there were no outstanding borrowings on the Revolving Credit Facility. There were $5.5 million and $5.0 million, respectively, in outstanding letters of credit which resulted in available credit of $344.5 million and $345.0 million, respectively. There were no interest payments on the Revolving Credit Facility during the three and nine months ended September 30, 2019. The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of September 30, 2019. There are no events of default as of September 30, 2019.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, the remaining unamortized debt issuance costs related to the Revolving Credit Facility were $3.3 million and $4.1 million, respectively.
Debt Fair Value
The carrying amount and fair value of GCP's debt and other borrowings were as follows:

	September 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$346.0	$357.0	$345.6	$344.2
Other borrowings	2.9	2.9	11.1	11.1
Total debt	$348.9	$359.9	$356.7	$355.3

Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions. The increase in fair value compared to the carrying value as of September 30, 2019, was due to decreases in interest rates in September 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

6. Lessee Arrangements
The Company determines at contract inception whether the contract represents or contains a lease and conveys the right to control the use of an identified asset over a period of time in exchange for consideration. For leases with terms greater than 12 months, the Company recognizes right-of-use assets and lease obligations at the lease commencement date based on a present value of lease payments over the lease term. Lease payments included in the measurement of right-of-use assets and lease obligations consist of: (i) fixed payments, including periodic rent increases and excluding any lease incentives paid or payable to the Company by a lessor, and (ii) certain variable payments that depend on an index or a market rate measured on the commencement date. The Company estimates its incremental borrowing rate based on the remaining lease term and remaining lease payments, as well as other information available at lease commencement since a readily determinable implicit rate is not provided in the Company's leases. The Company has elected to utilize a portfolio approach as it pertains to the application of the appropriate discount rates to its portfolios of leases. The weighted average discount rate for operating leases was 5.20% as of September 30, 2019. Right-of-use assets for operating leases are initially measured on the lease commencement date and include any initial direct costs incurred, as well as lease obligation amounts, net of any lease incentives received from a lessor. Lease expense for operating leases is recognized on a straight-line basis over the lease term which includes: (i) a non-cancelable term during which the Company has a right to use an underlying asset, (ii) renewal options that extend the lease, are in the control of the lessor and are reasonably certain to be exercised, and (iii) options to terminate the lease before the end of its non-cancelable term that are not reasonably certain to be exercised. Variable payments that are excluded from the measurement of right-of-use assets and lease obligations consist primarily of non-lease related services, the Company's proportionate share of operating expenses for the leased facilities and certain payments related to excess mileage and usage charges for the leased vehicles and equipment. Such variable payments are recognized as lease expense in the results of operations when the obligation is incurred. The Company does not record right-of-use assets and lease obligations for leases with an initial term of 12 months or less and recognizes lease expense on a straight-line basis over the lease term. Finance leases are included in "Property and equipment, net", "Debt payable within one year" and "Debt payable after one year" in the accompanying unaudited Consolidated Balance Sheets and are not material at September 30, 2019 and December 31, 2018.
The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under operating leases. Certain manufacturing facilities are leased under land and building lease arrangements where lease terms as of September 30, 2019 consist of a remaining non-cancelable lease term of up to 7.9 years and renewal options that are reasonably certain to be exercised for an additional term of up to 31.8 years. The weighted average remaining lease term for operating leases was 15.0 years as of September 30, 2019.
The following table summarizes components of lease expense for the three and nine months ended September 30, 2019:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$2.9	$9.3
Variable lease expense	1.0	3.5
Short-term lease expense	0.7	1.6
Total lease expense	$4.6	$14.4

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes lease liability maturities as of September 30, 2019:

(In millions)	Amount
Remainder of 2019	$2.9
2020	9.0
2021	5.5
2022	3.2
2023	2.2
Thereafter	26.1
Total undiscounted lease payments	48.9
Less: imputed interest	(14.6)
Present value of lease payments	34.3
Less: operating lease obligations payable within one year	(8.6)
Long-term operating lease obligations	$25.7

The following table summarizes supplemental cash flow information related to leases during the nine months ended September 30, 2019:

(In millions)	Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.4
Operating lease right of use assets obtained in exchange for new lease obligations:
Upon adoption of Topic 842	$40.8
During the nine months ended September 30, 2019	3.7
Total	$53.9

As of December 31, 2018, future minimum noncancelable payments for operating leases are as follows:

(In millions)
Year ending December 31,	Amount
2019	$12.1
2020	8.3
2021	4.6
2022	2.6
2023	1.9
Thereafter	28.1
Total	$57.6

Notes to Consolidated Financial Statements (unaudited) - Continued

7. Income Taxes
Income tax attributable to continuing operations during the three months ended September 30, 2019 and 2018 was an income tax provision of $5.5 million and $7.6 million, respectively, representing effective tax rates of 24.3% and 51.0%. The difference in income tax at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended September 30, 2019 was primarily attributable to a benefit from Brazilian income tax refunds as discussed below, partially offset by a tax provision on non-deductible expenses and the effect of tax rates in foreign jurisdictions. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended September 30, 2018 was primarily attributable to valuation allowance charges, the effect of tax rates in foreign jurisdictions and non-deductible expenses.

Income tax attributable to continuing operations during the nine months ended September 30, 2019 and 2018 was an income tax benefit of $5.2 million and an income tax provision of $15.8 million, respectively, representing effective tax rates of 17.4% and 80.2%. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the nine months ended September 30, 2019 was primarily due to the finalization of the Transition Tax regulations issued in January 2019, resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million. The difference from the statutory rate is also due to the benefit of certain Brazilian income tax refunds of $3.0 million accrued during the three months ended September 30, 2019, partially offset by a tax provision of $3.6 million on changes to GCP’s 2017 income tax liability and Transition Tax, as well as non-deductible expenses and the effect of tax rates in foreign jurisdictions. The difference in income tax at the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the nine months ended September 30, 2018 was primarily due to first quarter tax provision for the change in estimates related to the 2017 Tax Act in the amount of $12.5 million, as well as a tax provision due to the effect of valuation allowances, non-deductible expenses and the effect of tax rates in foreign jurisdictions.

As a result of a favorable ruling by the Superior Judicial Court of Brazil, the Company recorded an income tax benefit, inclusive of interest, and a corresponding long-term income tax receivable of $3.0 million. Additionally, the Company recorded $0.3 million of the associated legal fees and indirect taxes within the accompanying unaudited Consolidated Financial Statements in the three months ended September 30, 2019.

During the three months ended September 30, 2018, GCP recorded an income tax provision of $6.1 million due to discontinued operations. No income tax provision or benefit related to discontinued operations was recorded during the three months ended September 30, 2019. During the nine months ended September 30, 2019 and 2018, GCP recorded an income tax provision attributable to discontinued operations of $2.2 million and $14.0 million, respectively. Please refer to Note 19, "Discontinued Operations," to the accompanying unaudited Consolidated Financial Statements for further details regarding the Darex transaction.
Tax Reform
During the year ended December 31, 2018, GCP recorded a $20.2 million liability for an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the Transition Tax. As a result of clarifications issued in January 2019 by the Internal Revenue Service (IRS) in the final treasury regulations under Code Section 965, GCP decreased its liability for unrecognized tax benefits by $20.2 million during the nine months ended September 30, 2019. Upon filing of GCP's 2018 federal income tax return, an increase of $0.3 million in an income tax provision was recognized during the three months ended September 30, 2019 increasing the outstanding transition tax liability. GCP has elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of September 30, 2019, the unpaid balance of the Transition Tax obligation is $41.4 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2021 and April 2025.
For additional information related to the 2017 Tax Act, please refer to Note 7, "Income Taxes," to the Company's Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.
Repatriation

Notes to Consolidated Financial Statements (unaudited) - Continued

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
During the three months ended September 30, 2019 and 2018, GCP incurred an income tax benefit for a valuation allowance of $0.1 million and an income tax provision for a valuation allowance of $3.6 million. During the nine months ended September 30, 2019 and 2018, GCP incurred an income tax provision for valuation allowances of $0.4 million and $4.7 million, respectively. These valuation allowance adjustments result from losses generated in certain countries, primarily India in 2019 and India and France in 2018.
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
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	September 30, 2019	December 31, 2018
Overfunded defined benefit pension plans	$21.5	$22.5
Underfunded defined benefit pension plans	(27.8)	(24.2)
Unfunded defined benefit pension plans	(23.5)	(23.9)
Total underfunded and unfunded defined benefit pension plans	(51.3)	(48.1)
Pension liabilities included in other current liabilities	(1.3)	(1.3)
Net funded status	$(31.1)	$(26.9)

Notes to Consolidated Financial Statements (unaudited) - Continued

Components of Net Periodic Benefit Cost
The components of GCP's net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019		2018
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1.6	$0.7	$2.0	$0.8
Interest cost	1.4	1.4	1.4	1.4
Expected return on plan assets	(1.6)	(1.5)	(1.9)	(1.7)
Net periodic benefit cost (1)	$1.4	$0.6	$1.5	$0.5

	Nine Months Ended September 30,
	2019		2018
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.8	$2.0	$6.0	$2.4
Interest cost	4.3	4.1	4.2	4.2
Expected return on plan assets	(4.8)	(4.5)	(5.7)	(5.3)
Mark-to-market adjustment	—	—	—	(0.3)
Gain on curtailments, settlements, and terminations	—	—	—	(0.1)
Net periodic benefit cost (1)(2)	$4.3	$1.6	$4.5	$0.9
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

(2)
During the nine months ended September 30, 2019, the Company recognized a curtailment gain of $0.2 million within the gain on sale of Indonesia related to its delayed closing as a part of Darex divestiture. There was no such gain recognized during the three months ended September 30, 2019. Please refer to Note 19, "Discontinued Operations" for further information.

Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. As of September 30, 2019 and December 31, 2018, the related long-term liability was $1.7 million. As of September 30, 2019 and December 31, 2018, accumulated other comprehensive income was $0.4 million, net of related tax impact of $0.1 million, as of the end of each period. There was no related net periodic postretirement benefit cost for the three months ended September 30, 2019. Such cost was $0.1 million for the nine months ended September 30, 2019.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three and nine months ended September 30, 2019, GCP contributed $0.3 million and $1.8 million, respectively, to these non-U.S. plans. During the three and nine months ended September 30, 2018, GCP contributed $0.4 million and $4.3 million, respectively, to these non-U.S. plans, including a discretionary contribution of $2.9 million to a pension plan in Brazil.

Notes to Consolidated Financial Statements (unaudited) - Continued

Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans amounted to $1.1 million and $3.5 million, respectively, during the three and nine months ended September 30, 2019 and $1.0 million and $3.5 million, respectively, during the three and nine months ended September 30, 2018. These costs are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.

9. Other Balance Sheet Accounts
The following is a summary of other current assets at September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Other Current Assets:
Non-trade receivables	$20.7	$25.0
Prepaid expenses and other current assets	13.9	9.2
Income taxes receivable	11.1	10.4
Total other current assets	$45.7	$44.6

The following is a summary of other current liabilities at September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Other Current Liabilities:
Accrued customer volume rebates	$26.7	$35.3
Accrued compensation(1)	13.2	16.4
Income taxes payable	14.5	17.2
Accrued interest	9.1	4.0
Pension liabilities	1.3	1.3
Restructuring liability	4.8	10.2
Other accrued liabilities(2)	45.8	61.1
Total other current liabilities	$115.4	$145.5
________________________________

(1)	Accrued compensation presented in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term employee incentive programs.

(2)
Other accrued liabilities presented in the table above as of September 30, 2019 and December 31, 2018 include $0.5 million and $13.6 million, respectively, representing the current portion of the liability related to the delayed closings associated with the Company's divestiture of Darex, as discussed in Note 19, "Discontinued Operations."

Notes to Consolidated Financial Statements (unaudited) - Continued

10. Commitments and Contingencies
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 10, "Commitments and Contingent Liabilities" to the Company's Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the nine months ended September 30, 2019. Although the outcome of each of the matters related to loss contingencies and obligations discussed below cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of September 30, 2019 and December 31, 2018, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At September 30, 2019 and December 31, 2018, GCP had gross financial assurances issued and outstanding of $5.5 million and $5.0 million, respectively, which were composed of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations as of September 30, 2019 and December 31, 2018. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three and nine months ended September 30, 2019.
GCP Brazil Indirect Tax Claim
During the three months ended September 30, 2019, the Superior Judicial Court of Brazil (the "Court") filed its final ruling in favor of GCP Brazil related to a claim whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The Court decision is final and not subject to any appeals. The ruling allows the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from May 2012 to September 2017, including interest. Timing of the realization of these tax credits is dependent upon the generation of federal tax liabilities eligible for the offset. The Brazilian tax authorities have sought before the Court clarification of certain matters, including whether these credits should be recognized on a gross or net basis, and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits. During the three months ended September 30, 2019, the Company recorded in "Other income, net" a pre-tax gain of $1.3 million, net of $0.4 million of legal fees and other charges, as a result of the favorable Court decision. No amounts were recognized for the credits calculated based on the higher gross basis since there is uncertainty related to the recoverability of such amounts and the timing of the recovery.

Notes to Consolidated Financial Statements (unaudited) - Continued

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

Notes to Consolidated Financial Statements (unaudited) - Continued

Stockholders' Equity Activity
The following table summarizes the Company’s stockholders' equity activity during the three months ended September 30, 2019 and 2018.

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2018	72.4	$0.7	0.2	$(4.7)	$40.8	$514.2	$(104.4)	$2.0	$448.6
Net income	—	—	—	—	—	25.4	—	0.1	25.5
Issuance of common stock in connection with stock plans(2)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	(0.5)	—	—	—	(0.5)
Exercise of stock options	—	—	—	—	0.1	—	—	—	0.1
Share repurchases(1)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(8.9)	—	(8.9)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2018	72.4	$0.7	0.2	$(4.7)	$40.4	$539.6	$(113.3)	$2.0	$464.7
Balance, June 30, 2019	73.0	$0.7	0.3	$(8.0)	$50.2	$587.9	$(120.7)	$2.2	$512.3
Net income	—	—	—	—	—	16.6	—	0.1	16.7
Issuance of common stock in connection with stock plans(2)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1.9	—	—	—	1.9
Exercise of stock options	—	—	—	—	0.1	—	—	—	0.1
Share repurchases(1)	—	—	—	(0.1)	—	—	—	—	(0.1)
Other comprehensive loss	—	—	—	—	—	—	(14.8)	—	(14.8)
Balance, September 30, 2019	73.0	$0.7	0.3	$(8.1)	$52.2	$604.5	$(135.5)	$2.3	$516.1
________________________________

(1)
During the three months ended September 30, 2018, GCP withheld and retained approximately 56 shares of Company common stock in a non-cash transaction with a cost of which was immaterial in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the three months ended September 30, 2019, GCP withheld and retained approximately 5,200 shares of Company common stock in a non-cash transaction with a cost which was immaterial. During the three months ended September 30, 2018, cash payments for such tax withholding obligations were immaterial.

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
Repositioning expenses associated with the Plans discussed below, as well as a review of strategic, financial and operational alternatives, are primarily related to consulting, professional services, and other employee-related costs associated with the Company’s organizational realignment and advancing its technology strategy. Due to the scope and complexity of the Company’s repositioning activities, the range of estimated repositioning expenses and capital expenditures could increase or decrease and the timing of incurrence could change.
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
On February 22, 2019, the Board of Directors approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on GCP’s global supply chain strategy, processes and execution, including its manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses GCP’s service delivery model, primarily in North America, to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities.
The Company expects to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which costs ranging from approximately $4 million to $7 million are related to restructuring and asset impairments, and costs of approximately $11 million to $13 million are related to repositioning. In addition, the Company expects to incur approximately $2 million to $3 million of capital expenditures associated with the program.
Total expected restructuring costs consist of approximately $2 million to $3 million of severance and other employee-related costs, $1 million to $3 million of other associated costs, and approximately $1 million of asset impairments. As of September 30, 2019, GCP incurred $0.7 million of restructuring costs in connection with the 2019 Plan, of which $0.4 million was related to the SCC segment and $0.3 million was related to the SBM segment.
Repositioning costs consist primarily of consulting services to assist GCP in advancing its technology strategy. During the three and nine months ended September 30, 2019, GCP incurred repositioning expenses of $3.1 million and $6.4 million, respectively, related to the 2019 Plan. Additionally, the Company incurred $0.4 million of capital expenditures under the 2019 Plan since its inception.
Cash payments made for repositioning under the 2019 Plan for the three and nine months ended September 30, 2019 were $1.4 million and $3.7 million, respectively, which included capital expenditures of $0.1 million and $0.3 million, respectively. With the exception of asset impairments, substantially all of the restructuring and repositioning expenses are expected to be settled in cash and completed by December 31, 2020.
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities (the “2019 Phase 2 Plan”).
The Company expects to incur total pre-tax costs in connection with the 2019 Phase 2 Plan of approximately $30 million to $35 million, of which costs ranging from approximately $23 million to $27 million are related to restructuring and asset impairments and costs of approximately $7 million to $8 million are related to repositioning. The Company expects to incur approximately $2 million of capital expenditures associated with the program.

Notes to Consolidated Financial Statements (unaudited) - Continued

Total expected restructuring activity costs consist of approximately $19 million to $22 million of severance and other employee-related costs and $4 million to $5 million of other associated costs. Total restructuring costs recognized under the 2019 Phase 2 Plan during the three and nine months ended September 30, 2019 were $2.9 million, of which $1.7 million was attributable to the SCC segment and $1.2 million was attributable to the SBM segment. The 2019 Phase 2 Plan is expected to result in the net reduction of approximately 8%-10% of the Company's workforce.
Repositioning costs consist primarily of consulting services and employee-related costs to assist with the Company's organizational realignment. During the three and nine months ended September 30, GCP incurred repositioning expenses of $0.4 million. With the exception of asset impairments, substantially all of the restructuring and repositioning expenses are expected to be settled in cash and completed by December 31, 2020.
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
The Company expects to incur total costs in connection with the 2018 Plan of approximately $32 million to $35 million, of which $21 million to $24 million relate to restructuring and asset impairments, and $11 million relate to repositioning. Additionally, GCP expects to incur $1 million to $2 million of capital expenditures associated with the 2018 Plan.
Total expected restructuring activity costs consist of approximately $12 million to $13 million of severance and other employee-related costs, $7 million to $8 million of asset impairments, $1 million of facility exit costs and $1 million to $2 million of other associated costs. Total expected restructuring activity costs are attributable as follows: (i) $16.0 million to $18.0 million to the SCC segment, and (ii) $5.0 million to $6.0 million to the SBM segment. Substantially all of the restructuring expenses are expected to be completed by December 31, 2019 and result in the net reduction of approximately 8%-10% of the Company's workforce.
Repositioning expenses consist primarily of consulting services to assist GCP in advancing its technology strategy and are expected to be completed by December 31, 2019.
As of September 30, 2019, the cumulative restructuring activity costs recognized under the 2018 Plan since inception were $21.1 million, of which $15.7 million was attributable to the SCC segment and $5.4 million was attributable to the SBM segment. Cumulative restructuring activity costs incurred to date consisted of $11.7 million of severance and employee-related costs, $7.8 million of asset impairments charges, $0.6 million of facility exit costs and $1.0 million of other associated costs.
During the three and nine months ended September 30, 2019, GCP incurred repositioning expenses of $0.2 million and $5.3 million, respectively. During the three and nine months ended September 30, 2018, GCP incurred repositioning expenses of $2.6 million. As of September 30, 2019, the cumulative repositioning activity costs and capital expenditures recognized for the 2018 Plan since its inception were approximately $10.6 million and $0.8 million, respectively.
As of September 30, 2019, cash payments for repositioning for the nine months ended September 30, 2019 were $8.7 million, which included $0.8 million for capital expenditures. As of September 30, 2019, cumulative cash payments made for repositioning under the 2018 Plan from its inception amounted to $8.9 million, including capital expenditures. With the exception of asset impairments, the Company expects to settle all of the restructuring and repositioning costs related to the 2018 Plan in cash.
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, the Board of Directors approved a restructuring and repositioning plan that includes actions to streamline GCP's operations, reduce its global cost structure and reposition itself as a construction products technologies company.

Notes to Consolidated Financial Statements (unaudited) - Continued

GCP expects to incur total costs in connection with the 2017 Plan of approximately $29 million, of which $19 million is related to restructuring and asset impairments, and $10 million is related to repositioning.
As of September 30, 2019, the restructuring activities were substantially completed. As of September 30, 2019, the cumulative restructuring activity costs recognized under the 2017 Plan since its inception were $19.1 million which were attributable as follows: (i) $4.6 million to the SCC segment, (ii) $3.3 million to the SBM segment, (iii) $2.8 million to the Corporate function, and (iv) $8.4 million to discontinued operations. Cumulative restructuring activity costs incurred to date consisted of $17.4 million of severance and employee-related costs, $1.5 million of asset impairments, and $0.2 million of facility exit costs.
Additionally, GCP expects to incur approximately $10 million to $15 million of capital expenditures related to repositioning, which includes the build-out of two manufacturing plants in Asia Pacific that will replace shared facilities sold as a part of the Darex divestiture. GCP expects all of its repositioning expenses to be classified within continuing operations and substantially completed by March 31, 2020.
As of September 30, 2019, the cumulative repositioning activity costs and capital expenditures recognized for the 2017 Plan since its inception were approximately $9.5 million and $11.3 million, respectively. During the three and nine months ended September 30, 2019, GCP incurred repositioning expenses of $0.4 million and $0.7 million, respectively. During the three and nine months ended September 30, 2018, GCP incurred repositioning expenses of $1.1 million and $3.1 million, respectively.
During the nine months ended September 30, 2019, total cash payments related to such repositioning expenses were $3.7 million, which included $2.0 million for capital expenditures. As of September 30, 2019, cumulative cash payments made for repositioning under the 2017 Plan from its inception amounted to $17.8 million, including capital expenditures. The Company expects to settle in cash substantially all of the costs related to the 2017 Plan.
Restructuring Expenses and Asset Impairments
The following restructuring expenses and asset impairment charges were incurred under the plans discussed above and other plans during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Severance and other employee costs	$3.6	$10.0	$4.1	$9.3
Asset impairments	0.1	4.1	4.1	4.5
Facility exit costs	—	0.2	—	0.2
Other associated costs	0.2	—	0.9	—
Total restructuring expenses and asset impairments	$3.9	$14.3	$9.1	$14.0
Less: restructuring expenses and asset impairments reflected in discontinued operations	0.1	—	0.3	0.8
Total restructuring expenses and asset impairments from continuing operations	$3.8	$14.3	$8.8	$13.2

Notes to Consolidated Financial Statements (unaudited) - Continued

GCP incurred restructuring expenses and asset impairment charges related to its two operating segments and Corporate function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
SCC	$1.5	$11.9	$3.4	$10.9
SBM	0.7	2.3	3.9	1.9
Corporate	1.6	0.1	1.5	0.4
Total restructuring expenses and asset impairments from continuing operations	$3.8	$14.3	$8.8	$13.2
Restructuring expenses and asset impairments reflected in discontinued operations	0.1	—	0.3	0.8
Total restructuring expenses and asset impairments	$3.9	$14.3	$9.1	$14.0

Restructuring liabilities were $4.8 million and $10.2 million, respectively, as of September 30, 2019 and December 31, 2018. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP settled in cash substantially all of the remaining liabilities related to the 2017 Plan during the nine months ended September 30, 2019. GCP expects to settle in cash substantially all of the remaining liabilities related to the 2018 Plan by December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table summarizes the Company’s restructuring liability activity:

	2019 Plan	2019 Phase 2 Plan	2018 Plan			2017 Plan
(In millions)	Severance and other employee costs	Severance and other employee costs	Severance and other employee costs	Facility exit costs	Other Costs	Severance and other employee costs	Other plans	Total
Balance, December 31, 2018	$—	$—	$7.7	$0.2	$—	$1.8	$0.5	$10.2
Expense(1)	—	—	0.4	—	0.1	—	(0.1)	0.4
Payments	—	—	(2.2)	(0.1)	—	(1.5)	(0.2)	(4.0)
Impact of foreign currency and other	—	—	(0.1)	—	—	—	(0.1)	(0.2)
Balance, March 31, 2019	$—	$—	$5.8	$0.1	$0.1	$0.3	$0.1	$6.4
Expense(1)	—	—	—	—	0.2	(0.1)	0.3	0.4
Payments	—	—	(2.3)	(0.1)	(0.2)	(0.1)	(0.4)	(3.1)
Impact of foreign currency and other	—	—	—	—	—	0.1	—	0.1
Balance, June 30, 2019	$—	$—	$3.5	$—	$0.1	$0.2	$—	$3.8
Expense(1)	0.7	2.9	(0.1)	—	0.1	0.1	—	3.7
Payments	(0.3)	(0.5)	(1.6)	—	(0.1)	(0.1)	—	(2.6)
Impact of foreign currency and other	—	—	(0.1)	—	—	—	—	(0.1)
Balance, September 30, 2019	$0.4	$2.4	$1.7	$—	$0.1	$0.2	$—	$4.8
________________________________

(1)
Asset impairment charges of $0.1 million and $4.1 million, respectively, for the three and nine months ended September 30, 2019 related to the 2018 and 2017 Plans are recorded with a corresponding reduction to "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, asset impairment charges of $0.1 million and $1.0 million, respectively, were attributable to the SCC segment and $0.0 million and $3.1 million, respectively, were attributable to the SBM segment. Other associated costs of $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2019 related to the 2018 Plan are attributable to the SCC segment and recorded with a corresponding reduction to "Inventories, net" in the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded with a corresponding reduction to the restructuring liability and therefore, are not included in the table above.

Strategic Alternatives Plan
On February 27, 2019, the Company announced a comprehensive review of strategic alternatives to enhance shareholder value. Over the course of this review, GCP contacted and engaged with both strategic industry players and private equity investors. This process did not result in a transaction that would provide adequate value to the Company's shareholders, and as a result, GCP has determined that it will be pursuing its standalone strategic and financial plan. During the three and nine months ended September 30, 2019, GCP incurred $0.3 million and $2.8 million, respectively, of repositioning expenses related to its Strategic Alternatives Plan, primarily consisting of professional service fees. Cash payments made for repositioning under the Strategic Plan for the three and nine months ended September 30, 2019 were $0.5 million.

Notes to Consolidated Financial Statements (unaudited) - Continued

13. Other Comprehensive Loss
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive loss for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments (1)	$(14.4)	$(0.5)	$(14.9)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(14.3)	$(0.5)	$(14.8)

	Nine Months Ended September 30, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments (1)	$(15.1)	$(0.4)	$(15.5)
Other comprehensive loss attributable to GCP shareholders	$(15.1)	$(0.4)	$(15.5)

	Three Months Ended September 30, 2018
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.3	$(0.1)	$0.2
Currency translation adjustments	(9.1)	—	(9.1)
Other comprehensive loss attributable to GCP shareholders	$(8.8)	$(0.1)	$(8.9)

	Nine Months Ended September 30, 2018
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans	$(0.5)	$0.1	$(0.4)
Currency translation adjustments	(27.3)	—	(27.3)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(27.7)	$0.1	$(27.6)
__________________________
(1) Currency translation adjustments are presented net of income tax expense related to the net investment hedge, as discussed in Note 4, "Derivative Instruments."

Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2019 and 2018:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
Other comprehensive loss before reclassifications	—	(15.5)	(0.1)	(15.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.1	0.1
Current-period other comprehensive loss	—	(15.5)	—	(15.5)
Balance, September 30, 2019	$(2.2)	$(133.3)	$—	$(135.5)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)
Other comprehensive (loss) income before reclassifications	(0.4)	(27.3)	0.2	(27.5)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(0.1)	(0.1)
Current-period other comprehensive (loss) income	(0.4)	(27.3)	0.1	(27.6)
Balance, September 30, 2018	$—	$(113.3)	$—	$(113.3)

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
GCP estimates the fair value of equity awards issued at the grant date which is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, over the employee’s requisite service period for each separately vesting portion of the award. Total stock-based compensation expense is included in "Income (loss) from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations and was $2.3 million and $7.3 million, respectively during the three and nine months ended September 30, 2019, and $(0.3) million and $4.6 million, respectively, during the three and nine months ended September 30, 2018. During the three months ended September 30, 2018, the Company recorded a stock-based compensation expense reduction of $2.8 million related to remeasurement of PBUs granted in 2017 based on their estimated expected payout at the end of the applicable performance period.

Notes to Consolidated Financial Statements (unaudited) - Continued

The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the nine months ended September 30, 2019 and 2018, GCP withheld and retained approximately 130,900 shares and 45,000 shares, respectively, in a non-cash transaction with a cost of $3.3 million and $1.3 million, respectively, which were reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Stockholder's Equity. During the nine months ended September 30, 2019 and 2018, cash payments for such tax withholding obligations were $3.3 million and $1.3 million, respectively.
As of September 30, 2019, approximately 7.7 million shares of common stock were reserved and available for future grant under the Plan.
Stock Options
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
Assumptions used to calculate expense for stock options:	2019	2018
Risk-free interest rate	1.70 -2.64%	2.68 - 2.90%
Average life of options (years)	5.5 - 6.5	5.5 - 6.5
Volatility	28.02 - 28.59%	27.91 - 30.65%
Dividend yield	—	—
Weighted average fair value per stock option	$8.66	$10.63

The following table sets forth information relating to stock options denominated in GCP stock during the nine months ended September 30, 2019:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2018	1,518	21.18	3.75	$7,145
Options exercised	(272)	18.64
Options forfeited/expired/canceled	(51)	27.57
Options granted	273	26.44
Outstanding, September 30, 2019	1,468	22.40	3.93	$914
Exercisable, September 30, 2019	1,014	19.96	2.88	$914
Vested and expected to vest, September 30, 2019	1,447	22.33	3.90	$914

The weighted average grant date fair value of options granted during the three months ended September 30, 2019 and 2018 was $6.66 and $8.57, respectively. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of September 30, 2019 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the nine months ended September 30, 2019 were $2.5 million, and during the three and nine months ended September 30, 2018 were $0.1 million and $4.8 million, respectively.
At September 30, 2019, total unrecognized stock-based compensation expense for stock options outstanding was $1.2 million and is expected to be recognized over the weighted-average period of approximately 1.2 years.

Notes to Consolidated Financial Statements (unaudited) - Continued

Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of September 30, 2019, $5.7 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 1.7 years.
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
RSUs are recorded at fair value on the grant date. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date.
The following table sets forth the RSU activity for the nine months ended September 30, 2019:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2018	363	$22.76
RSUs settled	(255)	20.27
RSUs forfeited	(27)	28.27
RSUs granted	137	26.77
RSUs outstanding, September 30, 2019	218	$27.49
Expected to vest as of September 30, 2019	208	$27.52

The weighted average grant date fair value of RSUs granted during the three months ended September 30, 2019 and 2018 was $21.52 and $25.20 per share, respectively. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2019 and 2018 was $26.77 and $29.28 per share, respectively. During the nine months ended September 30, 2019, GCP distributed 255,000 shares to settle RSUs upon vesting. During the nine months ended September 30, 2018, GCP distributed approximately 115,932 shares and $1.2 million of cash to settle RSUs upon vesting. The fair value of RSUs vested during the nine months ended September 30, 2019 and 2018 was $6.4 million and $4.8 million, respectively.

Notes to Consolidated Financial Statements (unaudited) - Continued

PBUs
PBUs are performance-based units which are granted by the Company either with or without market conditions and recorded at fair value on the grant date. The performance criteria for PBUs granted in 2016 was based on a 3-year cumulative adjusted earnings per share measure. The number of shares earned by employees was based on the achievement of applicable performance targets related to such measure and could range between 0% to 200%. During the nine months ended September 30, 2019, PBUs granted in 2016 were settled by the distribution of 76,461 shares of GCP common stock based on the actual performance of 68.7% achieved against the cumulative adjusted earnings per share measure during the years 2016-2018. The actual performance measure for the 2016 PBU grants was certified by the Compensation Committee during the period then ended. The performance criteria for PBUs granted in 2017 and 2018 include a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index. For PBUs granted in 2019, such metric is modified, up or down, based on the Company's TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to employees. The 2019, 2018 and 2017 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
Assumptions used to calculate expense for PBUs:	2019	2018
Expected Term (Remaining Performance Period)	2.86	2.86
Expected volatility	28.46%	28.56%
Risk-free interest rate	2.48%	2.38%
Expected dividends	—	—
Correlation coefficient	54.81%	38.98%
Average correlation coefficient of constituents	57.09%	39.96%

During the nine months ended September 30, 2019, GCP granted 174,302 PBUs to its employees with a weighted average grant date fair value of $27.19. During the nine months ended September 30, 2019, 6,180 of these PBUs were forfeited. As of September 30, 2019, 168,122 of these PBUs were outstanding with a weighted average grant date fair value of $27.20.
During 2018, GCP granted 149,974 PBUs to its employees, of which 143,797 PBUs with a weighted average grant date fair value of $34.14 were outstanding as of December 31, 2018. During the nine months ended September 30, 2019, 17,844 of these PBUs were forfeited. As of September 30, 2019, 125,953 of these PBUs were outstanding with a weighted average grant date fair value of $34.06.
During 2017, GCP granted 166,821 PBUs to its employees, of which 138,915 PBUs with a weighted average grant date fair value of $28.25 were outstanding as of December 31, 2018. During the nine months ended September 30, 2019, 14,479 of these PBUs were forfeited. As of September 30, 2019, 124,436 of these PBUs were outstanding with a weighted average grant date fair value of $28.22.
During the nine months ended September 30, 2019, 76,461 PBUs granted in 2016 with a weighted average grant date fair value of $17.04 vested and were released to Company employees. During the nine months ended September 30, 2019, 34,840 of these awards were forfeited.

Notes to Consolidated Financial Statements (unaudited) - Continued

15. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Numerators
Income (loss) from continuing operations attributable to GCP shareholders	$17.0	$7.2	$34.7	$(35.8)
(Loss) income from discontinued operations, net of income taxes	(0.4)	18.2	5.9	26.7
Net income (loss) attributable to GCP shareholders	$16.6	$25.4	$40.6	$(9.1)
Denominators
Weighted average common shares—basic calculation	72.7	72.2	72.5	72.1
Dilutive effect of employee stock awards(1)	0.1	0.5	0.4	—
Weighted average common shares—diluted calculation	72.8	72.7	72.9	72.1
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to GCP shareholders	$0.23	$0.10	$0.48	$(0.50)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.25	$0.08	$0.37
Net income (loss) attributable to GCP shareholders(2)	$0.23	$0.35	$0.56	$(0.13)
Diluted earnings (loss) per share(1)
Income (loss) from continuing operations attributable to GCP shareholders	$0.23	$0.10	$0.48	$(0.50)
(Loss) income from discontinued operations, net of income taxes	$(0.01)	$0.25	$0.08	$0.37
Net income (loss) attributable to GCP shareholders(2)	$0.23	$0.35	$0.56	$(0.13)

________________________________

(1)	Dilutive effect not applicable to periods in which GCP generated a loss from continuing operations.

(2)	Amounts may not sum due to rounding.
GCP uses the treasury stock method to compute diluted earnings (loss) per share. During the three and nine months ended September 30, 2019, 0.8 million and 0.6 million, respectively, of anti-dilutive stock awards were excluded from the computation of diluted earnings per share during each period based on the treasury stock method as a result of an income from continuing operations generated during the periods then ended. During the three months ended September 30, 2018, 0.4 million of such anti-dilutive stock awards were excluded from the computation of diluted earnings per share.
As of September 30, 2018, total outstanding options of 1.5 million and total outstanding RSUs of 0.4 million were excluded from the computation of diluted loss per share due to a loss from continuing operations incurred during the nine months ended September 30, 2018.

Notes to Consolidated Financial Statements (unaudited) - Continued

The following table sets forth the weighted average options and RSUs excluded from the computation of dilutive shares and diluted loss per share that would've been reflected in the "Dilutive effect of employee stock awards" line in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions of shares)	2019	2018	2019	2018
Dilutive effect:(1)
Options	N/A	N/A	N/A	0.5
RSUs	N/A	N/A	N/A	0.2
__________________________

(1)	N/A - Dilutive effect is included in computation of diluted earnings per share under the treasury stock method for periods in which GCP generated income from continuing operations.

16. Related Party Transactions and Transactions with Grace
Related Parties
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes including any related interest, penalties or audit adjustments reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes including any related interest, penalties or audit adjustments reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of September 30, 2019 and December 31, 2018, GCP has recorded $3.8 million and $3.9 million, respectively, of indemnified receivables in "Other assets" and $1.0 million and $1.8 million, respectively, of indemnified payables in "Other current liabilities" in the accompanying unaudited Consolidated Balance Sheets.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

17. Operating Segment and Geographic Information
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through two operating segments. Specialty Construction Chemicals ("SCC") operating segment manufactures and markets concrete admixtures and cement additives, and supplies in-transit monitoring systems for concrete producers. Specialty Building Materials ("SBM") operating segment manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, as well as fireproofing and other products designed to protect the building envelope.
Operating Segment Data
The following table presents information related to GCP's operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net Sales
Specialty Construction Chemicals	$151.8	$165.4	$433.9	$487.4
Specialty Building Materials	115.1	130.9	321.3	361.9
Total net sales	$266.9	$296.3	$755.2	$849.3
Segment Operating Income
Specialty Construction Chemicals segment operating income	$19.8	$12.7	$41.9	$31.2
Specialty Building Materials segment operating income	25.9	34.3	64.1	84.2
Total segment operating income	$45.7	$47.0	$106.0	$115.4

Reconciliation of Operating Segment Data to Financial Statements
Corporate expenses directly related to the operating segments are allocated to the segment's operating income. GCP excludes from the segments' operating income certain functional costs, certain impacts of foreign currency exchange, as well as certain corporate costs and other costs included in the table below. GCP also excludes from the segment's operating income certain ongoing defined benefit pension costs recognized during each reporting period, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance since such costs are not managed at an operating segment level.

Notes to Consolidated Financial Statements (unaudited) - Continued

Total segment operating income for the three and nine months ended September 30, 2019 and 2018, is reconciled below to "Income (loss) from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total segment operating income	$45.7	$47.0	$106.0	$115.4
Corporate costs	(8.9)	(5.3)	(28.2)	(22.8)
Certain pension costs	(2.0)	(2.0)	(5.9)	(5.8)
Gain on Brazil tax recoveries, net (2)	0.9	—	0.9	—
Other costs, net	(0.1)	—	(3.7)	—
Repositioning expenses	(4.4)	(3.7)	(15.6)	(5.8)
Restructuring expenses and asset impairments	(3.8)	(14.3)	(8.8)	(13.2)
Pension MTM adjustment and other related costs, net	—	—	—	(0.9)
Gain on termination and curtailment of pension and other postretirement plans	—	—	—	0.1
Third-party and other acquisition-related costs	—	(0.5)	(0.1)	(2.1)
Amortization of acquired inventory fair value adjustment	—	—	—	(0.2)
Legacy product, environmental and other claims	—	—	(0.1)	—
Net income attributable to noncontrolling interests	0.1	0.1	0.3	0.3
Interest expense, net(1)	(4.9)	(5.3)	(15.0)	(83.6)
Currency losses in Argentina	—	(1.1)	—	(1.1)
Income (loss) from continuing operations before income taxes	$22.6	$14.9	$29.8	$(19.7)
__________________________

(1)
"Interest expense, net" includes a loss of $59.8 million as a result of a debt refinancing transaction completed on April 10, 2018. Please refer to Note 6, "Debt and Other Borrowings," in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of the Annual Report on Form 10‑K.

(2)
Gain on Brazil tax recoveries, net primarily consists of a $1.7 million pre-tax gain related to indirect tax recoveries, and $0.8 million of legal fees and other charges relating to indirect and income tax recoveries. Please refer to Note 7, "Income Taxes" and Note 10, "Commitments and Contingencies" for further information.

Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Notes to Consolidated Financial Statements (unaudited) - Continued

Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net Sales
United States	$134.8	$144.4	$369.2	$402.4
Canada and Other	9.1	9.7	24.0	24.0
Total North America	143.9	154.1	393.2	426.4
Europe Middle East Africa	50.7	61.7	149.4	189.2
Asia Pacific	56.8	63.9	166.4	181.6
Latin America	15.5	16.6	46.2	52.1
Total	$266.9	$296.3	$755.2	$849.3

Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three and nine months ended September 30, 2019 and 2018. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of September 30, 2019 and December 31, 2018.
Disaggregation of Long-Lived Assets
As a result of adopting Topic 842, the Company has recorded $34.0 million of operating lease right-of-use-assets as of September 30, 2019. The Company disaggregates such assets by operating segments and geographic areas in which GCP operates. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" and Note 6, "Lessee Arrangements" for further discussion on the accounting treatment and impact of adopting Topic 842.
The following table sets forth certain long-lived asset information related to the geographic areas in which GCP operates:

(In millions)	As of September 30, 2019
Operating lease right-of-use assets
United States	$12.6
Canada	0.2
Total North America	12.8
Europe, Middle East, and Africa	12.0
Asia Pacific	8.1
Latin America	1.1
Total	$34.0
Operating lease right-of-use assets
Specialty Construction Chemicals	$17.7
Specialty Building Materials	13.4
Corporate	2.9
Total	$34.0

Notes to Consolidated Financial Statements (unaudited) - Continued

18. Acquisitions
The Company did not complete any material acquisitions during the nine months ended September 30, 2019. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" included in the 2018 Annual Report on Form 10-K for further discussion regarding the accounting treatment for business acquisitions.
Acquisitions Completed in 2018
Clydebridge Holdings Limited
On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited ("RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The acquisition has strengthened GCP’s position in the U.K. waterproofing market and has complemented its product portfolio within the SBM operating segment by adding waterproofing capabilities for a wider range of projects. The aggregate purchase price of $29.7 million, net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.1 million. During the year ended December 31, 2018, the Company finalized certain closing adjustments with the seller and recorded a $0.2 million reduction in both consideration paid and inventories. During the three months ended March 31, 2019, the Company finalized the purchase price allocation.
The Company accounted for the acquisition as a business combination in accordance with provisions of ASC 805, Business Combinations. The operating results of RIW have been reflected in the results of operations for the SBM operating segment from the date of the acquisition. The fair values of assets acquired and liabilities assumed have been finalized as of September 30, 2019.
At the closing of the acquisition of RIW, a portion of the consideration was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. There were no amounts released from the escrow to the sellers as of September 30, 2019. Revenue and net income from RIW were not material to the Company's consolidated revenue and "Income (loss) from continuing operations" during the three and nine months ended September 30, 2019 and 2018. The Company did not present a proforma information summary for its consolidated results of operations for the three and nine months ended September 30, 2018 as if the acquisition of RIW occurred on January 1, 2017 because such results were not material.

Notes to Consolidated Financial Statements (unaudited) - Continued

19. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the nine months ended September 30, 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain on sale of $7.2 million. The delayed closings in Argentina, Colombia, and Peru were completed during the six months ended June 30, 2018. During the three months ended September 30, 2018, the delayed closing in China was completed. During the three and nine months ended September 30, 2018, the Company recorded an after-tax gain of $18.8 million and $29.1 million, respectively, on the sale of the delayed close entities in these countries. The remaining delayed closing in Venezuela is expected to be completed during the three months ended March 31, 2020. The results of the operations of the Darex business within the delayed close countries up to the time of their closings are reported as “(Loss) income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, with the exception of operations in Venezuela which were deconsolidated during 2017.
As of December 31, 2018, a liability of $13.6 million related to the consideration received by GCP for the delayed closings was recognized in “Other current liabilities”. During the nine months ended September 30, 2019, GCP reduced the liability by $13.1 million which consisted of the sale proceeds received on July 3, 2017 for the delayed closing in Indonesia. The remaining liability of $0.5 million for the consideration received on July 3, 2017 related to the delayed closing in Venezuela is recorded in “Other current liabilities” as of September 30, 2019.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2018	2019	2018
Net proceeds included in gain	$30.4	$12.7	$55.4
Net assets derecognized	(5.4)	(3.1)	(11.9)
Gain recognized before income taxes	25.0	9.6	43.5
Tax effect of gain recognized	(6.2)	(2.4)	(14.4)
Gain recognized after income taxes	$18.8	$7.2	$29.1

There were no sales of delayed close entities and corresponding gains recognized during the three months ended September 30, 2019.
In connection with the Disposition and related tax gain, as noted above, the Company recorded tax expense of $2.4 million within discontinued operations during the nine months ended September 30, 2019 and $6.2 million and $14.4 million during the three and nine months ended September 30, 2018. The tax consequences of the Disposition are complex and the calculation of the provision is based on management’s best estimate using all readily accessible information. Based on the overall complexity of the calculation, management believes that there is a reasonable possibility that differences between the estimated tax provision and actual outcome may occur within the next three months, which could have a material impact on the Company's results of operations.
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

Notes to Consolidated Financial Statements (unaudited) - Continued

Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of September 30, 2019 and December 31, 2018, GCP has recorded an indemnification payable of $0.9 million as a result of the Disposition.
The following table sets forth the components of "Income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net sales	$—	$1.7	$—	$13.3
Cost of goods sold	—	1.2	—	13.9
Gross profit	—	0.5	—	(0.6)
Selling, general and administrative expenses	0.2	1.3	1.1	4.6
Restructuring expenses and asset impairments	0.1	—	0.3	0.8
Gain on sale of business	—	(25.0)	(9.6)	(43.5)
Other expense (income), net	0.1	(0.1)	0.1	(3.2)
Total expense (income)	0.4	(23.8)	(8.1)	(41.3)
(Loss) income from discontinued operations before income taxes	(0.4)	24.3	8.1	40.7
Provision for income taxes	—	(6.1)	(2.2)	(14.0)
(Loss) income from discontinued operations, net of income taxes	$(0.4)	$18.2	$5.9	$26.7
The following table sets forth carrying amounts of the major classes of assets and liabilities of Darex classified as held for sale in the accompanying unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

(In millions)	September 30, 2019	December 31, 2018
Trade accounts receivable	$—	$2.2
Inventories, net	—	1.2
Current assets held for sale	$—	$3.4
Properties and equipment, net	—	0.2
Other assets	0.5	0.5
Non-current assets held for sale	$0.5	$0.7
Underfunded and unfunded defined benefit pension plans	—	0.4
Non-current liabilities held for sale	$—	$0.4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2019 as the "third quarter", the quarter ended September 30, 2018 as the "prior-year quarter", the quarter ended March 31, 2019 as the "2019 first quarter", the quarter ended June 30, 2019 as the "2019 second quarter", the nine months ended September 30, 2019 as the "nine months", and the nine months ended September 30, 2018 as the "prior-year period."  See Analysis of Operations for a discussion of our non-GAAP performance measures.
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

RESULTS OF OPERATIONS
Business Description Summary
We are engaged in the production and sale of specialty construction chemicals and specialty building materials through two global operating segments:

•
Specialty Construction Chemicals. Our Specialty Construction Chemicals ("SCC") operating segment provides products, services and technologies, such as in-transit monitoring systems, that reduce the cost and improve the performance and quality of cement, concrete, mortar, masonry and other cementitious-based construction materials.

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

We operate our business on a global scale. During the nine months, approximately 51% of our sales were generated outside of the U.S. We operate in over 30 countries and conduct business in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
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
Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.

•	Net sales decreased 9.9% to $266.9 million.

•	Gross profit decreased 4.8% to $105.1 million and gross margin increased approximately 210 basis points to 39.4%.

•	Income from continuing operations attributable to GCP shareholders was $17.0 million, or $0.23 per diluted share, compared to $7.2 million, or $0.10 per diluted share for the prior-year quarter.

•	Adjusted EPS was $0.28 per diluted share compared to $0.34 in the prior-year quarter.

•	Adjusted EBIT decreased 12.3% to $34.8 million.

•	Adjusted EBITDA decreased 9.8% to $45.3 million.

•	Adjusted EBIT Return On Invested Capital was 15.2% on a trailing four quarters basis compared with 18.4% for the 2018 third quarter.

Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the third quarter and nine months compared to the corresponding prior-year quarter and prior-year period. Please refer to the Analysis of Operations (the “table”) when reviewing our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves quarter-to-quarter and year-over-year comparability, and provides insight into the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes since these measures provide additional transparency into our core operations.
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

Analysis of Operations (in millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales:
Specialty Construction Chemicals	$151.8	$165.4	(8.2)%	$433.9	$487.4	(11.0)%
Specialty Building Materials	115.1	130.9	(12.1)%	321.3	361.9	(11.2)%
Total GCP net sales	$266.9	$296.3	(9.9)%	$755.2	$849.3	(11.1)%
Net sales by region:
North America	$143.9	$154.1	(6.6)%	$393.2	$426.4	(7.8)%
Europe Middle East Africa (EMEA)	50.7	61.7	(17.8)%	149.4	189.2	(21.0)%
Asia Pacific	56.8	63.9	(11.1)%	166.4	181.6	(8.4)%
Latin America	15.5	16.6	(6.6)%	46.2	52.1	(11.3)%
Total net sales by region	$266.9	$296.3	(9.9)%	$755.2	$849.3	(11.1)%

Profitability performance measures:
Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$19.8	$12.7	55.9%	$41.9	$31.2	34.3%
Specialty Building Materials segment operating income	25.9	34.3	(24.5)%	64.1	84.2	(23.9)%
Corporate costs (B)	(8.9)	(5.3)	67.9%	(28.2)	(22.8)	23.7%
Certain pension costs (C)	(2.0)	(2.0)	—%	(5.9)	(5.8)	1.7%
Adjusted EBIT (non-GAAP)	$34.8	$39.7	(12.3)%	$71.9	$86.8	(17.2)%
Legacy product, environmental and other claims	—	—	—%	(0.1)	—	(100.0)%
Repositioning expenses	(4.4)	(3.7)	18.9%	(15.6)	(5.8)	NM
Restructuring expenses and asset impairments	(3.8)	(14.3)	(73.4)%	(8.8)	(13.2)	(33.3)%
Gain on Brazil tax recoveries, net (D)	0.9	—	100.0%	0.9	—	100.0%
Other costs, net (E)	(0.1)	—	(100.0)%	(3.7)	—	(100.0)%
Pension MTM adjustment and other related costs, net	—	—	—%	—	(0.9)	100.0%
Gain on termination and curtailment of pension and other postretirement plans	—	—	—%	—	0.1	(100.0)%
Third-party and other acquisition-related costs	—	(0.5)	100.0%	(0.1)	(2.1)	(95.2)%
Amortization of acquired inventory fair value adjustment	—	—	—%	—	(0.2)	100.0%
Interest expense, net	(4.9)	(5.3)	(7.5)%	(15.0)	(83.6)	(82.1)%
Currency losses in Argentina	—	(1.1)	100.0%	—	(1.1)	100.0%
Income tax (expense) benefit	(5.5)	(7.6)	(27.6)%	5.2	(15.8)	NM
Income (loss) from continuing operations attributable to GCP shareholders (GAAP)	$17.0	$7.2	NM	$34.7	$(35.8)	NM
Income (loss) from continuing operations attributable to GCP shareholders as a percentage of net sales	6.4%	2.4%	4.0 pts	4.6%	(4.2)%	8.8 pts
Diluted EPS from continuing operations (GAAP)	$0.23	$0.10	NM	$0.48	$(0.50)	NM
Adjusted EPS (non-GAAP)	$0.28	$0.34	(17.6)%	$0.54	$0.62	(12.9)%

Analysis of Operations (in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Adjusted profitability performance measures:
Gross Profit:
Specialty Construction Chemicals	$56.8	$53.7	5.8%	$154.7	$156.7	(1.3)%
Specialty Building Materials	48.6	57.1	(14.9)%	132.8	154.6	(14.1)%
Adjusted Gross Profit (non-GAAP)	105.4	110.8	(4.9)%	287.5	311.3	(7.6)%
Amortization of acquired inventory fair value adjustment	—	—	—%	—	(0.2)	100.0%
Corporate costs and pension costs in cost of goods sold	(0.3)	(0.4)	(25.0)%	(1.2)	(1.5)	(20.0)%
Total GCP Gross Profit (GAAP)	$105.1	$110.4	(4.8)%	$286.3	$309.6	(7.5)%
Gross Margin:
Specialty Construction Chemicals	37.4%	32.5%	4.9 pts	35.7%	32.2%	3.5 pts
Specialty Building Materials	42.2%	43.6%	(1.4) pts	41.3%	42.7%	(1.4) pts
Adjusted Gross Margin (non-GAAP)	39.5%	37.4%	2.1 pts	38.1%	36.7%	1.4 pts
Corporate costs and pension costs in cost of goods sold	(0.1)%	(0.1)%	0.0 pts	(0.2)%	(0.2)%	0.0 pts
Total GCP Gross Margin (GAAP)	39.4%	37.3%	2.1 pts	37.9%	36.5%	1.4 pts
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$19.8	$12.7	55.9%	$41.9	$31.2	34.3%
Specialty Building Materials segment operating income	25.9	34.3	(24.5)%	64.1	84.2	(23.9)%
Corporate and certain pension costs	(10.9)	(7.3)	49.3%	(34.1)	(28.6)	19.2%
Total GCP Adjusted EBIT (non-GAAP)	$34.8	$39.7	(12.3)%	$71.9	$86.8	(17.2)%
Depreciation and amortization:
Specialty Construction Chemicals	$5.9	$6.0	(1.7)%	$17.5	$18.0	(2.8)%
Specialty Building Materials	3.6	3.8	(5.3)%	11.2	10.9	2.8%
Corporate	1.0	0.7	42.9%	2.9	2.4	20.8%
Total GCP depreciation and amortization	$10.5	$10.5	—%	$31.6	$31.3	1.0%
Adjusted EBITDA:
Specialty Construction Chemicals	$25.7	$18.7	37.4%	$59.4	$49.2	20.7%
Specialty Building Materials	29.5	38.1	(22.6)%	75.3	95.1	(20.8)%
Corporate and certain pension costs	(9.9)	(6.6)	50.0%	(31.2)	(26.2)	19.1%
Total GCP Adjusted EBITDA (non-GAAP)	$45.3	$50.2	(9.8)%	$103.5	$118.1	(12.4)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	13.0%	7.7%	5.3 pts	9.7%	6.4%	3.3 pts
Specialty Building Materials	22.5%	26.2%	(3.7) pts	20.0%	23.3%	(3.3) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	13.0%	13.4%	(0.4) pts	9.5%	10.2%	(0.7) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	16.9%	11.3%	5.6 pts	13.7%	10.1%	3.6 pts
Specialty Building Materials	25.6%	29.1%	(3.5) pts	23.4%	26.3%	(2.9) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	17.0%	16.9%	0.1 pts	13.7%	13.9%	(0.2) pts

Analysis of Operations (in millions)	Four Quarters Ended
	September 30, 2019	September 30, 2018
Calculation of Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital (trailing four quarters):
Income (loss) from continuing operations attributable to GCP shareholders (trailing four quarters):	$54.4	$(104.9)
Stockholders' Equity (end of period)	516.1	464.7
Assets:
Cash and cash equivalents	(303.8)	(301.0)
Pension plans	(21.5)	(26.1)
Income taxes	(22.3)	(29.1)
Other current assets (F)	(11.1)	(11.2)
Other assets (G)	(3.3)	(4.3)
Assets held for sale*	(0.5)	(4.0)
Subtotal	(362.5)	(375.7)
Liabilities:
Debt*	348.9	357.6
Income taxes	96.9	107.8
Pension plans	51.3	56.6
Other current liabilities (H)	31.1	65.0
Other liabilities (I)	1.7	2.3
Liabilities held for sale*	—	1.5
Subtotal	529.9	590.8
Total invested capital (end of period)	$683.5	$679.8
Return on Stockholders' Equity	10.5%	(22.6)%
Adjusted EBIT (trailing four quarters)	$104.0	$125.0
Adjusted EBIT Return On Invested Capital (non-GAAP)	15.2%	18.4%
___________________________________________________________________________________________________________________

(A)	Our segment operating income includes only our share of income of consolidated joint ventures.

(B)	Management allocates certain corporate costs to each operating segment to the extent such costs are directly attributable to the segments.

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

(D)
Gain on Brazil tax recoveries, net primarily consists of a $1.7 million pre-tax gain related to indirect tax recoveries, and $0.8 million of legal fees and other charges relating to indirect and income tax recoveries.

(E)
Other costs, net consist of legal and advisory fees incurred in connection with the nomination by a Company shareholder of Board of Directors candidates to stand for election at the 2019 Annual Meeting of Shareholders, as well as other related matters.

(F)	Other current assets consist of income taxes receivable.

(G)	Other assets consist of capitalized financing fees.

(H)	Other current liabilities consist of income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture.

(I)	Other liabilities consist of other postretirement benefits liabilities and liabilities incurred in association with the Darex divestiture.

*	Consists of current and non-current components.

NM	Not meaningful.

Adjusted EPS
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended September 30,
	2019				2018
(in millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$0.23				$0.10
Repositioning expenses	$4.4	$1.1	$3.3	0.05	$3.7	$0.9	$2.8	0.04
Restructuring expenses and asset impairments	3.8	0.8	3.0	0.04	14.3	3.2	11.1	0.15
Third-party and other acquisition-related costs	—	—	—	—	0.5	0.1	0.4	0.01
Currency losses in Argentina	—	—	—	—	1.1	0.3	0.8	0.01
Loss on debt refinancing	—	—	—	—	—	1.8	(1.8)	(0.02)
Other costs	0.1	—	0.1	—	—	—	—	—
Gain on Brazil tax recoveries, net	(0.9)	(0.4)	(0.5)	(0.01)	—	—	—	—
Discrete tax items, including adjustments to uncertain tax positions	—	2.2	(2.2)	(0.03)	—	(3.9)	3.9	0.05
Adjusted EPS (non-GAAP)				$0.28				$0.34

	Nine Months Ended September 30,
	2019				2018
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$0.48				$(0.50)
Repositioning expenses	$15.6	$3.9	$11.7	0.16	$5.8	$1.5	$4.3	0.06
Restructuring expenses and asset impairments	8.8	1.0	7.8	0.11	13.2	2.9	10.3	0.14
Gain on termination and curtailment of pension and other postretirement plans	—	—	—	—	(0.1)	—	(0.1)	—
Pension MTM adjustment and other related costs, net	—	—	—	—	0.9	0.2	0.7	0.01
Legacy product, environmental and other claims	0.1	—	0.1	—	—	—	—	—
Third-party and other acquisition-related costs	0.1	—	0.1	—	2.1	0.5	1.6	0.02
Currency losses in Argentina	—	—	—	—	1.1	0.3	0.8	0.01
Loss on debt refinancing	—	—	—	—	59.8	14.8	45.0	0.62
Amortization of acquired inventory fair value adjustment	—	—	—	—	0.2	—	0.2	—
Other costs	3.7	0.9	2.8	0.04	—	—	—	—
Gain on Brazil tax recoveries, net	(0.9)	(0.4)	(0.5)	(0.01)	—	—	—	—
Discrete tax items, including adjustments to uncertain tax positions	—	17.2	(17.2)	(0.24)	—	(18.6)	18.6	0.26
Adjusted EPS (non-GAAP)				$0.54				$0.62

GCP Overview
The following is an overview of our financial performance for the third quarter and nine months compared with the prior-year periods.
Net Sales and Gross Margin
The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the period.

	Three Months Ended September 30, 2019 as a Percentage Increase (Decrease) from Three Months Ended September 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(10.7)%	3.9%	(1.4)%	(8.2)%
Specialty Building Materials	(11.7)%	0.9%	(1.3)%	(12.1)%
Net sales	(11.1)%	2.6%	(1.4)%	(9.9)%
By Region:
North America	(8.4)%	1.8%	—%	(6.6)%
Europe Middle East Africa	(17.5)%	3.1%	(3.4)%	(17.8)%
Asia Pacific	(11.4)%	1.4%	(1.1)%	(11.1)%
Latin America	(11.7)%	12.3%	(7.2)%	(6.6)%

	Nine Months Ended September 30, 2019 as a Percentage Increase (Decrease) from Nine Months Ended September 30, 2018
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(11.9)%	4.0%	(3.1)%	(11.0)%
Specialty Building Materials	(10.8)%	1.4%	(1.8)%	(11.2)%
Net sales	(11.4)%	2.9%	(2.6)%	(11.1)%
By Region:
North America	(10.3)%	2.6%	(0.1)%	(7.8)%
Europe Middle East Africa	(18.8)%	2.5%	(4.7)%	(21.0)%
Asia Pacific	(6.5)%	1.0%	(2.9)%	(8.4)%
Latin America	(11.4)%	13.6%	(13.5)%	(11.3)%

Net sales of $266.9 million for the third quarter decreased by $29.4 million, or 9.9%, from the prior-year quarter. The decrease was primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation, partially offset by price increases in both SCC and SBM. Sales volumes decreased primarily due to lower project activity, mostly within SBM, and planned exits of unprofitable geographic markets within SCC.
Gross profit was $105.1 million for the third quarter, a decrease of $5.3 million, or 4.8%, compared with the prior-year quarter, primarily due to lower sales volumes in SBM. Gross margin increased 210 basis points to 39.4% primarily due to improved pricing, the favorable impact of restructuring activities and exiting unprofitable geographic markets within SCC, which more than offset unfavorable product mix in SBM.
Net sales of $755.2 million for the nine months decreased by $94.1 million, or 11.1%, compared with the prior-year period. The decrease was primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation, partially offset by price increases in both SCC and SBM. Sales volumes decreased primarily due to lower project activity, mostly within SBM, and planned exits of unprofitable geographic markets within SCC.
Gross profit was $286.3 million for the nine months, a decrease of $23.3 million, or 7.5%, compared with the prior-year period, primarily due to lower sales volumes in SBM. Gross margin increased 140 basis points to 37.9% for the nine months primarily due to improved pricing, the favorable impact of restructuring activities, exiting unprofitable geographic markets within SCC and improved productivity, which more than offset unfavorable product mix in SBM.
Income (Loss) from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $17.0 million for the third quarter compared to $7.2 million for the prior-year quarter. The change was primarily due to reduced restructuring and asset impairment costs compared to the prior-year quarter, lower income tax expense and higher "other income, net" mostly due to income tax and indirect tax recovery in Brazil. The impact of these items was partially offset by lower gross profit compared to the prior-year quarter.
Income from continuing operations attributable to GCP shareholders was $34.7 million for the nine months compared to a loss of $35.8 million for the prior-year period. The change was primarily due to: (i) lower interest expense due to debt refinancing in the prior-year period and a loss on debt refinancing of $59.8 million, (ii) income tax benefit compared to an income tax expense in the prior-year period mostly due to the 2017 Tax Act, and (iii) lower selling, general and administrative expenses. The impact of these items was partially offset by a lower gross profit, higher repositioning expenses and lower income from our Transition Services Agreement (the "TSA") related to the sale of Darex.

Adjusted EBIT
Adjusted EBIT was $34.8 million for the third quarter, a decrease of 12.3% compared with the prior-year quarter primarily due to lower SBM operating income and higher corporate costs, partially offset by higher SCC operating income.
Adjusted EBIT margin was 13.0% for the third quarter, a decrease of 40 basis points, as an increase in Adjusted Gross Margin was more than offset by higher corporate costs and reduced operating leverage due to lower sales volumes in SBM.
Adjusted EBIT was $71.9 million for the nine months, a decrease of 17.2% compared with the prior-year period primarily due to lower SBM operating income and higher corporate costs, partially offset by higher SCC operating income.
Adjusted EBIT margin was 9.5% for the nine months, a decrease of 70 basis points, as an increase in Adjusted Gross Margin was more than offset by higher corporate costs and reduced operating leverage due to lower sales volumes in SBM.

Adjusted EBITDA
Adjusted EBITDA was $45.3 million for the third quarter, a decrease of 9.8% compared with the prior-year quarter primarily due to lower Adjusted EBIT. Adjusted EBITDA Margin was 17.0% for the third quarter, an increase of 10 basis points compared to the prior-year quarter as an increase in Adjusted Gross Margin was offset by higher corporate costs and reduced operating leverage due to lower sales.
Adjusted EBITDA was $103.5 million for the nine months, a decrease of 12.4% compared with the prior-year period primarily due to lower Adjusted EBIT. Adjusted EBITDA Margin was 13.7% for the nine months, a decrease of 20 basis points compared to the prior-year period as an increase in Adjusted Gross Margin was more than offset by higher corporate costs and reduced operating leverage due to lower sales volumes.
Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital
Return on Stockholders' Equity for the third quarter was 10.5% compared to (22.6)% in the prior-year quarter. The increase was primarily driven by income from continuing operations attributable to GCP shareholders of $54.4 million for the trailing four quarters compared to a loss of $104.9 million during the corresponding prior period. The change was primarily attributable to lower income taxes due to the 2017 Tax Act, lower interest expense and income from pension mark-to-market adjustments, partially offset by a loss on the refinancing of our 9.5% Senior Notes incurred in the prior-year period.

Adjusted EBIT Return On Invested Capital for the third quarter was 15.2%, a decrease from 18.4% in the prior-year quarter. The decrease was mainly driven by lower Adjusted EBIT.
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

Operating Segment Overview—Specialty Construction Chemicals (SCC)
The following is an overview of the financial performance of SCC for the third quarter and nine months compared with the prior-year periods.
Net Sales and Gross Margin—SCC
Net sales were $151.8 million for the third quarter, a decrease of $13.6 million, or 8.2%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 10.7% in the third quarter compared with the prior-year quarter primarily due to strategic exits from unprofitable geographic markets and lower activity in Asia Pacific which resulted in decreases of 10.7% in each of our Concrete and Cement businesses.
Gross profit was $56.8 million for the third quarter, an increase of $3.1 million, or 5.8%, compared with the prior-year quarter, primarily due to improved pricing, partially offset by lower sales volumes. Gross margin increased 490 basis points to 37.4% compared with the prior-year quarter primarily due to improved pricing, the favorable impact of restructuring activities and exiting unprofitable geographic markets.
Net sales were $433.9 million for the nine months, a decrease of $53.5 million, or 11.0%, compared with the prior-year period. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 11.9% for the nine months compared with the prior-year period primarily due to strategic exits from unprofitable geographic markets, as well as sales volume declines in North America and Asia Pacific. Sales volumes in our Concrete business decreased 11.4% primarily due to strategic exits from unprofitable geographic markets as well as poor weather conditions in North America during the first six months. Sales volumes decreased 13.3% in our Cement business primarily due to strategic exits from unprofitable geographic markets and lower volumes in Asia Pacific.
Gross profit was $154.7 million for the nine months, a decrease of $2.0 million, or 1.3%, compared with the prior-year period, primarily due to lower sales volumes, partially offset by improved pricing. Gross margin increased 350 basis points to 35.7% compared with the prior-year period primarily due to improved pricing, the favorable impact of restructuring activities, exiting unprofitable geographic markets and improved productivity.

Segment Operating Income and Operating Margin—SCC
Segment operating income of $19.8 million for the third quarter increased $7.1 million, or 55.9%, compared with the prior-year quarter, primarily due to lower operating expenses resulting from restructuring savings and higher gross profit. Segment operating margin of 13.0% increased 530 basis points compared with the prior-year quarter primarily due to higher gross margin.
Segment operating income of $41.9 million for the nine months increased $10.7 million, or 34.3%, compared with the prior-year period, primarily due to lower operating expenses resulting from restructuring savings, partially offset by lower gross profit and lower TSA income. Segment operating margin of 9.7% for the nine months increased 330 basis points compared with the prior-year period primarily due to higher gross margin.

Operating Segment Overview—Specialty Building Materials (SBM)
The following is an overview of the financial performance of SBM for the third quarter and nine months compared with the prior-year periods.
Net Sales and Gross Margin—SBM
Net sales were $115.1 million for the third quarter, a decrease of $15.8 million, or 12.1%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in all regions.
Sales volumes decreased 11.7% primarily due to declines of 13.3% in Building Envelope resulting from lower project activity in North America and Asia Pacific, and 12.3% in Residential due to distributor inventory destocking in North America, as well as a decline in Specialty Construction Products due to lower volumes in our injections and fire protection products.
Gross profit was $48.6 million for the third quarter, a decrease of $8.5 million, or 14.9%, compared with the prior-year quarter, primarily due to lower sales volumes. Gross margin was 42.2% compared with 43.6% for the prior-year quarter primarily due to unfavorable product mix.
Net sales were $321.3 million for the nine months, a decrease of $40.6 million, or 11.2%, compared with the prior-year period. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in North America, Europe, and Asia Pacific.
Sales volumes decreased 10.8% primarily due to lower project activity in North America and Latin America. Building Envelope volumes decreased 12.0% primarily due to lower project activity in North America and Latin America. Residential volumes decreased 8.9% primarily due to distributor inventory destocking in North America. Specialty Construction Products volumes decreased 9.1% primarily due to lower volumes in our injections and fire protection products.
Gross profit was $132.8 million for the nine months, a decrease of $21.8 million, or 14.1%, compared with the prior-year period primarily due to lower sales volumes. Gross margin was 41.3% compared with 42.7% for the prior-year period primarily due to unfavorable product mix.

Segment Operating Income and Operating Margin—SBM
Segment operating income of $25.9 million decreased $8.4 million, or 24.5%, compared with the prior-year quarter primarily due to lower gross profit. Segment operating margin decreased 370 basis points to 22.5% primarily due to lower sales volumes impacting operating leverage and lower gross margin.
Segment operating income of $64.1 million for the nine months decreased $20.1 million, or 23.9%, compared with the prior-year period primarily due to lower gross profit and lower TSA income, partially offset by reduced operating expenses. Segment operating margin decreased 330 basis points to 20.0% primarily due to lower sales volumes impacting operating leverage and lower gross margin.

Corporate Overview
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated to our operating segments.
Corporate costs were $8.9 million for the third quarter, an increase of $3.6 million, or 67.9%, compared with the prior-year quarter. The increase was primarily due to a reduction in employee incentive compensation expense during the prior-year quarter related to remeasurements of PBUs and employee annual incentive accruals based on their estimated expected payout at the end of the applicable performance period.
Corporate costs were $28.2 million for the nine months, an increase of $5.4 million, or 23.7%, compared with the prior-year period. The increase was primarily due to employee incentive compensation expense reduction during the prior-year period and higher foreign exchange loss for the nine months, mostly relating to Argentina.
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
Certain pension costs during the third quarter and the nine months were $2.0 million and $5.9 million, respectively, compared with $2.0 million and $5.8 million, respectively, for the corresponding prior-year periods. During the third quarter and the nine months, the components of pension costs presented in "Corporate costs and pension costs in cost of goods sold" in our Analysis of Operations were $0.3 million and $1.2 million, respectively, compared with $0.4 million and $1.5 million, respectively for the corresponding prior-year periods. These represent service costs related to our manufacturing employees.

We did not incur any "pension market-to-market adjustment and other related costs" in the third quarter and the nine months. During the prior-year period, we recognized an aggregate expense of $0.9 million which consisted of $1.2 million related to a recognition of a liability for an OPEB retiree health care plan offset by a mark-to-market remeasurement gain of $0.3 million related to a non-U.S. pension plan.
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
We expect to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which approximately $4 million to $7 million are related to restructuring asset impairments and approximately $11 million to $13 million are related to repositioning. In addition, we expect to incur $2 million to $3 million of capital expenditures associated with the program. As of September 30, 2019, we incurred $0.7 million of restructuring costs under the 2019 Plan since inception.
We expect to realize total annualized pre-tax cost savings associated with the 2019 Plan of approximately $22 million to $28 million in 2020, which are expected to benefit both the SCC and SBM operating segments. As of September 30 2019, we achieved pre-tax cost savings of approximately $3.3 million, or approximately $8.4 million on an annualized basis, through supply chain, warehouse operations, and logistical enhancements resulting in reduced cost of goods sold. Substantially all of the activities under the 2019 Plan are expected to be completed by December 31, 2020.
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities.
We expect to incur total pre-tax costs in connection with the 2019 Phase 2 Plan of approximately $30 million to $35 million, of which approximately $23 million to $27 million represent restructuring costs and asset impairments, and approximately $7 million to $8 million represent repositioning costs. In addition, we expect to incur $2 million of capital expenditures within the 2019 Phase 2 program. As of September 30, 2019, we incurred $2.9 million of restructuring costs under the 2019 Phase 2 Plan since inception.
We expect to realize total annualized pre-tax cost savings associated with the 2019 Phase 2 Plan of approximately $30 million to $35 million, which are expected to benefit both the SCC and SBM operating segments. During the third quarter, we achieved pre-tax cost savings of approximately $1.0 million, or approximately $4.0 million on an annualized basis, through a reduction in general and administrative expenses. Substantially, all of the restructuring and repositioning activities are expected to be settled in cash and completed by December 31, 2020.
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
We expect to incur total pre-tax costs in connection with the 2018 Plan of approximately $32 million to $35 million, of which approximately $21 million to $24 million represents restructuring costs and asset impairments, and approximately $11 million represents repositioning costs. In addition, we expect to incur $1 million to $2 million of capital expenditures within the 2018 program.

We expect to realize total annualized pre-tax cost savings associated with the 2018 Plan of approximately $25 million in 2019. Approximately 75% and 25% of the total pre-tax cost savings are expected to benefit SCC and SBM, respectively. During the nine months, we achieved pre-tax cost savings of approximately $15.1 million, or approximately $24 million on an annualized basis, through a reduction in cost of goods sold and selling, general and administrative expenses. We expect a total annualized SCC revenue reduction of $65 million to $75 million by December 31, 2019 as a result of exiting non-profitable geographic markets under the 2018 Plan. Such revenue reductions amounted to approximately $42.8 million during the nine months, or approximately $68 million on an annualized basis.
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
Restructuring Expenses and Asset Impairments
The following table summarizes restructuring expenses and asset impairments related to the plans discussed above and other plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Severance and other employee costs	$3.6	$10.0	$4.1	$9.3
Asset impairments	0.1	4.1	4.1	4.5
Facility exit costs	—	0.2	—	0.2
Other associated costs	0.2	—	0.9	—
Total restructuring expenses and asset impairments	$3.9	$14.3	$9.1	$14.0
Less: restructuring expenses and asset impairments reflected in discontinued operations	0.1	—	0.3	0.8
Total restructuring expenses and asset impairments from continuing operations	$3.8	$14.3	$8.8	$13.2
For further information on our restructuring, please refer to Note 12, "Restructuring and Repositioning Expenses" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" on this Quarterly Report on Form 10-Q.
Repositioning Expenses
Repositioning expenses associated with all the plans discussed above, as well as our review of strategic, financial and operational alternatives, are primarily related to consulting, other professional services and employee related costs associated with our organizational realignment and advancing our technology strategy. Due to the scope and complexity of our repositioning activities, the range of estimated repositioning expense could increase or decrease and the timing of incurrence could change.

The following tables summarize repositioning expenses and cash payments related to all the plans discussed above and the Strategic Alternatives Plan:

	Three Months Ended September 30, 2019
(in millions)	2019 Plan	2019 Phase 2 Plan	2018 Plan	2017 Plan(4)	Strategic Alternatives Plan(5)	Total
Repositioning expenses	$3.1	$0.4	$0.2	$0.4	$0.3	$4.4
Cash paid for repositioning expenses	$1.3	$—	$0.2	$0.2	$0.5	$2.2
Cash paid for capital expenditures	$0.1	$—	$0.8	$0.9	$—	$1.8

	Nine Months Ended September 30, 2019
(in millions)	2019 Plan(1)	2019 Phase 2 Plan(2)	2018 Plan(3)	2017 Plan(4)	Strategic Alternatives Plan(5)	Total
Repositioning expenses	$6.4	$0.4	$5.3	$0.7	$2.8	$15.6
Cash paid for repositioning expenses	$3.4	$—	$7.9	$1.7	$0.5	$13.5
Cash paid for capital expenditures	$0.3	$—	$0.8	$2.0	$—	$3.1
__________________________

(1)	As of September 30, 2019, cumulative repositioning costs and related cash payments, as well as cash paid for capital expenditures were $6.4 million, $3.4 million, and $0.3 million, respectively.

(2)	As of September 30, 2019, cumulative repositioning costs were $0.4 million. There were no cash payments for repositioning or capital expenditures since the Plan's inception.

(3)	As of September 30, 2019, cumulative repositioning costs and related cash payments, as well as cash paid for capital expenditures were $10.6 million, $8.1 million, and $0.8 million, respectively.

(4)	As of September 30, 2019, cumulative repositioning costs and related cash payments, as well as cash paid for capital expenditures were $9.5 million, $9.0 million, and $8.8 million, respectively.

(5)	As of September 30, 2019, cumulative repositioning costs and related cash payments were $2.8 million and $0.5 million, respectively. Repositioning costs consist primarily of professional service fees.
We exclude restructuring, asset impairments, and repositioning expenses from Adjusted EBIT, as discussed in the "Results of Operations" section above.
Interest and Financing Expenses
"Interest expense and related financing costs" included in the unaudited Consolidated Statements of Operations were $5.7 million and $17.3 million, respectively, for the third quarter and the nine months compared to $5.9 million and $86.4 million, respectively, in the corresponding prior-year periods. The decrease of $69.1 million during the nine months compared to the prior-year period was primarily due to the loss on debt extinguishment from the redemption of our 9.5% Senior Notes which occurred during the prior-year period and lower interest expense on our 5.5% Senior Notes.
Income Taxes
Income tax attributable to continuing operations during the third quarter and the prior-year quarter was an income tax provision of $5.5 million and $7.6 million, respectively, representing effective tax rates of 24.3% and 51.0%. The difference in income tax at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the third quarter was primarily attributable to a benefit from Brazilian income tax refunds as discussed below, partially offset by a tax provision on non-deductible expenses and the effect of tax rates in foreign jurisdictions. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the prior-year quarter was primarily due to valuation allowance charges, the effect of tax rates in foreign jurisdictions and non-deductible expenses.

Income tax attributable to continuing operations during the nine months and the prior-year period was an income tax benefit of $5.2 million and an income tax provision of $15.8 million, respectively, representing effective tax rates of 17.4% and 80.2%. The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the nine months was primarily due to the finalization of the Transition Tax regulations issued in January 2019, resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million. The difference from the statutory rate is also due to the benefit of certain Brazilian income tax refunds of $3.0 million, partially offset by a tax provision of $3.6 million on changes to our 2017 income tax liability and Transition Tax, as well as non-deductible expenses and the effect of tax rates in foreign jurisdictions. The difference in income tax at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the nine months was primarily due to first quarter tax provision related to changes in estimates pertaining to the 2017 Tax Act in the amount of $12.5 million, as well as a tax provision due to the effect of valuation allowances, non-deductible expenses and the effect of tax rates in foreign jurisdictions.

Based upon the resolution of a pending matter, the Superior Judicial Court of Brazil decided in our favor resulting in an income tax receivable of $3.0 million, inclusive of interest. We incurred related legal fees and indirect tax expense of $0.3 million during the three months.

Tax Reform
During the year ended December 31, 2018, we recorded a liability for an unrecognized tax benefit related to certain capital gains recognized as a result of the application of the Transition Tax of $20.2 million. As a result of clarifications issued in January 2019 by the Internal Revenue Service (IRS) in the final treasury regulations under Code Section 965, we decreased our liability for unrecognized tax benefits by $20.2 million in the first quarter. Upon filing of our 2018 federal income tax return, an increase of $0.3 million in an income tax provision was recognized during the three months increasing the outstanding transition tax liability. We have elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of September 30, 2019, the unpaid balance of the Transition Tax obligation is $41.4 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2021 and April 2025.
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
Other Income, Net
Other income, net was $2.2 million and $0.9 million, respectively, during the third quarter and the prior-year quarter. The increase of $1.3 million was primarily due to income tax and indirect tax recovery in Brazil recognized during the third quarter and lower foreign currency exchange losses compared to the prior-year quarter.
Other income, net was $5.7 million and $11.3 million, respectively, during the nine months and the prior-year period. The decrease of $5.6 million was primarily due to lower TSA income related to the sale of Darex, lower gain on the sale of assets and higher pension costs due to a lower expected return on plan assets during the nine months compared to the prior-year period. The impact of these items was partially offset by lower foreign currency exchange losses and indirect tax recovery in Brazil recognized during the nine months. The cost reductions in selling, general, and administrative expenses as a result of the 2017 Plan largely offset the reduction in TSA income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following is an analysis of our financial condition, liquidity and capital resources at September 30, 2019.
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
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions and general corporate purposes.
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings will implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the nine months, we completed the delayed closing in Indonesia and recognized a gain of $9.6 million on a pre-tax basis and $7.2 million on an after-tax basis based on $12.7 million of proceeds received. During the prior-year period, we recognized a gain of $43.5 million on a pre-tax basis and $29.1 million on an after-tax basis based on $55.4 million of proceeds received on the delayed closing countries of Argentina, Colombia, Peru and China.
Cash Resources and Available Credit Facilities
At September 30, 2019, we had available liquidity of $694.4 million, consisting of $303.8 million in cash and cash equivalents, of which $135.9 million was held in the U.S., $344.5 million available under our revolving credit facility, and $46.1 million under various non-U.S. credit facilities.
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
The following table summarizes our non-U.S. credit facilities as of September 30, 2019:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Maturity Date
China	$12.0	$10.4	2/3/2021
India	12.0	10.0	2/3/2021
Canada	5.7	5.7	2/3/2021
Korea	5.0	5.0	2/3/2021
Mexico	2.3	2.3	3/31/2020
Brazil	2.3	2.3	Open ended
Other countries	11.1	10.4	Open ended
Total	$50.4	$46.1

Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by operating activities from continuing operations	$46.5	$29.6
Net cash used in investing activities from continuing operations	(45.6)	(73.3)
Net cash used in financing activities from continuing operations	(6.8)	(243.9)
Net cash provided by operating activities from continuing operations during the nine months was $46.5 million compared to $29.6 million for the prior-year period. The period-over-period change was primarily due to lower cash paid for interest, taxes, pension plan contributions, and lower accounts receivable. The impact of these items was partially offset by increased cash used for accounts payable, as well as higher cash paid for repositioning and restructuring. During the nine months and the prior-year period, restructuring payments were $8.8 million and $5.8 million, respectively, and repositioning payments were $13.5 million and $4.5 million, respectively.
Net cash used in investing activities from continuing operations during the nine months was $45.6 million, compared to $73.3 million for the prior-year period. The period-over-period change was primarily attributable to lower cash payments for acquisitions due to the purchase of RIW Limited ("RIW") during the prior-year period.
Net cash used in financing activities from continuing operations during the nine months was $6.8 million, compared to $243.9 million for the prior-year period. The period-over-period change was primarily due to the redemption of the 9.5% Senior Notes and the issuance of the 5.5% Senior Notes, as well as payments for debt issuance costs, all of which occurred during the prior-year period.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at September 30, 2019 and December 31, 2018 was $348.9 million and $356.7 million, respectively.
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
5.5% Senior Notes
Interest is payable semi-annually in arrears on April 15 and October 15 of each year. An interest payment of $9.6 million was due and paid on April 15, 2019 and October 15, 2019. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.
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
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 5, "Debt and Other Borrowings," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for additional information regarding our debt. As of September 30, 2019, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of September 30, 2019.

Credit Agreement
On April 10, 2018, we entered into an amendment to our Credit Agreement, as discussed above. As of September 30, 2019, there were no outstanding borrowings on the Revolving Credit Facility and $5.5 million in outstanding letters of credit, which resulted in available credit of $344.5 million under the Revolving Credit Facility. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 6, "Debt and Other Borrowings," to our Consolidated Financial Statements included in the 2018 Annual Report in the Form 10-K. We were in compliance with all covenant terms as of September 30, 2019 and December 31, 2018. There were no events of default as of September 30, 2019 or December 31, 2018.
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
Please refer to Note 10, "Commitments and Contingencies," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for a discussion of financial assurances and other contingencies.
Employee Benefit Plans
Defined Contribution Retirement Plan
We have a defined contribution retirement plan for GCP employees in the U.S. Currently, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, we amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. The plan is qualified under section 401(k) of the U.S. tax code. We incurred costs for this plan totaling $1.1 million and $3.5 million, respectively, for the third quarter and nine months and $1.0 million and $3.5 million, respectively, for the corresponding prior-year periods.
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans' status during the nine months and the prior-year period, there were no minimum required payments under ERISA. During 2017 and 2016, we made accelerated contributions to the trusts that hold assets of the U.S. qualified pension plans. We made no contributions to these plans in 2019 or 2018. We intend to fund non-U.S. pension plans based upon applicable legal requirements as well as actuarial and trustee recommendations. We contributed $0.3 million and $1.8 million, respectively, during the third quarter and the nine months and $0.4 million and $4.3 million, respectively, during the corresponding prior-year periods to the non-U.S. pension plans. The decrease of $2.5 million was primarily due to a $2.9 million discretionary contribution to a pension plan in Brazil during the prior-year period. Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Financial Statements" of this Quarterly Report on Form 10‑Q for further discussion on our pension and other postretirement benefit plans.
Inflation
We recognize that inflationary pressures may have an adverse effect on our operations through higher asset replacement costs and higher raw material and other operating costs. We try to minimize these impacts through effective control of our operating expenses and productivity improvements, as well as price increases to customers.

We estimate that the cost of replacing our property and equipment today is greater than its historical cost. Accordingly, our depreciation expense would be greater if the expense were stated on a current cost basis.
We continue to account for our operations in Argentina as a highly inflationary economy. During the third quarter and the nine months, we incurred losses of $0.6 million and $0.9 million, respectively, related to the remeasurement of monetary net assets which are included in "Other income, net" in the unaudited Consolidated Statements of Operations. During the prior-year quarter and the prior-year period, such losses were $1.1 million.
Our Argentina subsidiary's net sales were not material to our consolidated net sales during the third quarter and the nine months and its monetary net assets denominated in local currency were not material to our consolidated total assets as of September 30, 2019 and December 31, 2018.
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
Recent Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standard Update (the "ASU") 2016-02, Leases (Topic 842). The adoption of Topic 842 resulted in a recognition of operating lease right-of-use assets of $40.8 million and operating lease obligations of $40.9 million as of January 1, 2019. The adoption of Topic 842 did not result in significant accounting changes for finance leases which were not material as of September 30, 2019. The adoption of Topic 842 related to lease arrangements in which the Company is a lessee did not have a material impact on the Company's results of operations and cash flows during the three and nine months ended September 30, 2019, as described in Note 6 "Lessee Arrangements," in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 10, "Commitments and Contingencies" in the Notes to the unaudited Consolidated Financial Statements included in Item 1 "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
Item 1A.    RISK FACTORS
There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2018.
Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: November 6, 2019	By:	/s/ RANDALL S. DEARTH
Randall S. Dearth President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ CRAIG A. MERRILL
Craig A. Merrill Interim Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2019	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)