Form 10-Q
period 2020-03-31
GCP Applied Technologies Inc.
filed 2020-05-07
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-137533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Exchange on which registered
Common Stock, $0.01 par value per share	GCP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
Common Stock, $0.01 par value per share	72,921,594

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Net sales	$216.7	$226.1
Cost of goods sold	134.8	143.9
Gross profit	81.9	82.2
Selling, general and administrative expenses	68.1	69.0
Research and development expenses	4.9	4.7
Interest expense and related financing costs	5.7	5.9
Repositioning expenses	2.7	5.4
Restructuring expenses and asset impairments	3.1	0.6
Other income, net	(2.2)	(1.8)
Total costs and expenses	82.3	83.8
Loss from continuing operations before income taxes	(0.4)	(1.6)
Benefit from income taxes	1.9	16.4
Income from continuing operations	1.5	14.8
(Loss) income from discontinued operations, net of income taxes	(0.3)	6.8
Net income	1.2	21.6
Less: Net income attributable to noncontrolling interests	(0.1)	(0.2)
Net income attributable to GCP shareholders	$1.1	$21.4
Amounts Attributable to GCP Shareholders:
Income from continuing operations attributable to GCP shareholders	1.4	14.6
(Loss) income from discontinued operations, net of income taxes	(0.3)	6.8
Net income attributable to GCP shareholders	$1.1	$21.4
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.02	$0.20
(Loss) income from discontinued operations, net of income taxes	$—	$0.09
Net income attributable to GCP shareholders(1)	$0.02	$0.30
Weighted average number of basic shares	72.9	72.3
Diluted earnings (loss) per share:(2)
Income from continuing operations attributable to GCP shareholders	$0.02	$0.20
(Loss) income from discontinued operations, net of income taxes	$—	$0.09
Net income attributable to GCP shareholders(1)	$0.02	$0.29
Weighted average number of diluted shares	73.0	72.8
______________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income	$1.2	$21.6
Other comprehensive (loss) income:
Defined benefit pension and other postretirement plans, net of income taxes	0.1	—
Currency translation adjustments, net of income taxes	(33.8)	3.3
Gain (loss) from hedging activities, net of income taxes	0.2	(0.1)
Total other comprehensive (loss) income	(33.5)	3.2
Comprehensive (loss) income	(32.3)	24.8
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.2)
Comprehensive (loss) income attributable to GCP shareholders	$(32.4)	$24.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$320.2	$325.0
Trade accounts receivable, net of allowance for credit losses of $7.4 million and $7.5 million, respectively	160.5	183.7
Inventories, net	103.7	95.9
Other current assets	40.9	43.7
Total Current Assets	625.3	648.3
Properties and equipment, net	241.2	245.3
Operating lease right-of-use assets	33.0	29.3
Goodwill	199.3	208.9
Technology and other intangible assets, net	75.0	80.7
Deferred income taxes	16.5	26.1
Overfunded defined benefit pension plans	23.6	25.0
Other assets	38.9	38.0
Non-current assets held for sale	—	0.5
Total Assets	$1,252.8	$1,302.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2.9	$2.7
Operating lease obligations payable within one year	8.1	8.1
Accounts payable	92.5	88.4
Other current liabilities	99.9	113.6
Total Current Liabilities	203.4	212.8
Debt payable after one year	348.6	346.5
Income taxes payable	29.0	41.4
Deferred income taxes	11.9	13.1
Operating lease obligations	24.8	21.6
Unrecognized tax benefits	42.2	42.2
Underfunded and unfunded defined benefit pension plans	67.9	67.5
Other liabilities	15.6	15.9
Total Liabilities	743.4	761.0
Commitments and Contingencies - Note 11
Stockholders' Equity
Series A Junior Participating Preferred Stock, par value $0.01; 10,000,000 shares authorized, no shares issued or outstanding (Note 12)	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,898,291 and 72,850,268, respectively	0.7	0.7
Paid-in capital	54.3	53.4
Accumulated earnings	611.3	610.2
Accumulated other comprehensive loss	(150.5)	(117.0)
Treasury stock	(8.9)	(8.6)
Total GCP's Shareholders' Equity	506.9	538.7
Noncontrolling interests	2.5	2.4
Total Stockholders' Equity	509.4	541.1
Total Liabilities and Stockholders' Equity	$1,252.8	$1,302.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.9	$(120.0)	$2.0	$481.4
Net income	—	—	—	—	—	21.4	—	0.2	21.6
Issuance of common stock in connection with stock plans(2)	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1.7	—	—	—	1.7
Exercise of stock options	0.2	—	—	—	3.3	—	—	—	3.3
Share repurchases(1)	—	—	0.1	(3.2)	—	—	—	—	(3.2)
Other comprehensive income	—	—	—	—	—	—	3.2	—	3.2
Balance, March 31, 2019	72.9	$0.7	0.3	$(8.0)	$44.6	$585.3	$(116.8)	$2.2	$508.0
Balance, December 31, 2019	73.2	$0.7	0.3	$(8.6)	$53.4	$610.2	$(117.0)	$2.4	$541.1
Net income	—	—	—	—	—	1.1	—	0.1	1.2
Issuance of common stock in connection with stock plans(2)	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	0.5	—	—	—	0.5
Exercise of stock options	—	—	—	—	0.4	—	—	—	0.4
Share repurchases(1)	—	—	0.1	(0.3)	—	—	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	—	(33.5)	—	(33.5)
Balance, March 31, 2020	73.3	$0.7	0.4	$(8.9)	$54.3	$611.3	$(150.5)	$2.5	$509.4
________________________________
(1)During the three months ended March 31, 2020 and 2019, GCP withheld and retained approximately 15,800 shares and 125,400 shares, respectively, of Company common stock in a non-cash transaction with a cost of $0.3 million and $3.2 million, respectively, in connection with fulfilling statutory tax withholding requirements for employees under the provisions of the Company's equity compensation programs. During the three months ended March 31, 2020 and 2019, cash payments for such tax withholding obligations were $0.3 million and $3.2 million, respectively.
(2)The par value of shares issued is not included in the table due to rounding.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income	$1.2	$21.6
Less: (Loss) income from discontinued operations	(0.3)	6.8
Income from continuing operations	1.5	14.8
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	11.0	10.1
Amortization of debt discount and financing costs	0.4	0.4
Stock-based compensation expense	0.8	1.9
Unrealized loss on foreign currency	0.5	0.5
Deferred income taxes	(5.2)	(17.3)
Gain on disposal of property and equipment	(0.1)	(0.1)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	17.4	25.2
Inventories	(11.4)	(14.9)
Accounts payable	6.6	(5.0)
Pension assets and liabilities, net	1.0	1.1
Other assets and liabilities, net	(8.5)	(21.8)
Net cash provided by (used in) operating activities from continuing operations	14.0	(5.1)
Net cash used in operating activities from discontinued operations	(0.9)	(9.6)
Net cash provided by (used in) operating activities	13.1	(14.7)
INVESTING ACTIVITIES
Capital expenditures	(8.9)	(13.0)
Other investing activities	0.4	0.4
Net cash used in investing activities from continuing operations	(8.5)	(12.6)
Net cash used in investing activities from discontinued operations	—	(0.4)
Net cash used in investing activities	(8.5)	(13.0)
FINANCING ACTIVITIES
Repayments under credit arrangements	—	(0.1)
Payments on finance lease obligations	(0.2)	(0.2)
Payments of tax withholding obligations related to employee equity awards	(0.3)	(3.2)
Proceeds from exercise of stock options	0.4	3.3
Net cash used in financing activities from continuing operations	(0.1)	(0.2)
Effect of currency exchange rate changes on cash and cash equivalents	(9.3)	0.4
Decrease in cash and cash equivalents	(4.8)	(27.5)
Cash and cash equivalents, beginning of period	325.0	326.1
Cash and cash equivalents, end of period	$320.2	$298.6
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$5.5	$9.1

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
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K"). The Consolidated Balance Sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations for the year ending December 31, 2020.
Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel. The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as held for sale in the accompanying unaudited Consolidated Balance Sheets as of December 31, 2019, as discussed further in Note 19, "Discontinued Operations." Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
Unless otherwise noted, the information throughout the Notes to the accompanying unaudited Consolidated Financial Statements pertains only to the continuing operations of GCP.

Notes to Consolidated Financial Statements (unaudited) - Continued
        Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. GCP's accounting measurements that are most affected by management's estimates of future events are disclosed in its 2019 Annual Report on Form 10-K. Actual results could differ from those estimates.
On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where GCP generates the majority of its revenue have adopted such policies, including social distancing and restrictions on construction activities deemed non-essential. GCP is closely monitoring the impact of the COVID-19 pandemic and working to manage the effects on its business globally as the situation continues to evolve. It is difficult to estimate with reasonable certainty at this time the duration and extent of the impact of the pandemic on the Company's business, financial position and results of operations. GCP has made certain estimates within its financial statements related to the impact of COVID-19, including allowance for credit losses related to the estimated amount of receivables not expected to be collected, future expected cash flows related to impairment assessments of goodwill and long-lived assets, incentive compensation accruals, contingent liabilities, and sales allowances related to volume rebates recognized based on anticipated sales volume. There may be changes to the Company's estimates in future periods due to uncertainty associated with the impact of the COVID-19 pandemic, the extent of which will depend largely on future developments, including new information which may emerge concerning the severity of the outbreak, as well as additional and unanticipated actions by government authorities to contain the outbreak or address its impact, among other things.

Income Tax
As a global enterprise, GCP is subject to a complex array of tax regulations and needs to make assessments of applicable tax law and judgments in estimating its ultimate income tax liability. Income tax expense and income tax balances represent GCP’s federal, state and foreign income taxes as an independent company. GCP files a U.S. consolidated income tax return, along with foreign and state corporate income tax filings, as required. Please refer to Note 8, "Income Taxes," for details regarding estimates used in accounting for income tax matters including unrecognized tax benefits.
Foreign Currency Transactions and Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income, net” in the Company’s accompanying unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) reflected in “Other income, net” were immaterial for the three months ended March 31, 2020. Foreign currency transaction and remeasurement losses were $0.3 million for the three months ended March 31, 2019.
GCP accounts for its operations in Argentina as a highly inflationary economy effective July 1, 2018. The functional currency of the Company's subsidiary operating in Argentina is the U.S. dollar, and all remeasurement adjustments after the effective date are reflected in GCP's results of operations in the accompanying unaudited Consolidated Statements of Operations. The losses related to the remeasurement of the monetary net assets are included in "Other income, net" in the accompanying unaudited Consolidated Statements of Operations and were $0.2 million and $0.4 million, respectively, during the three months ended March 31, 2020 and 2019. The Argentina subsidiary's net sales were not material to the Company's consolidated net sales during the three months ended March 31, 2020 and 2019, and its monetary net assets denominated in local currency were not material to GCP's consolidated total assets as of March 31, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which applies to most financial assets measured at amortized cost, as well as certain other instruments, including trade receivables, other receivables and other financial assets. Topic 326 replaces the incurred credit loss methodology with the expected credit loss model which requires recognition of an allowance against the assets’ amortized cost to reflect the amount expected to be collected. Expected credit losses are estimated over the contractual life of financial assets and recognized at inception. GCP has adopted Topic 326 effective January 1, 2020 using the modified retrospective approach. The adoption did not have a material impact on its financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020. GCP did not recognize any cumulative effect adjustments to the retained earnings as of January 1, 2020 as a result of the adoption. The adoption of Topic 326 did not result in any significant modifications to the Company's policies related to recognizing allowance for trade receivables not expected to be collected which are disclosed in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K. Please refer to Note 3, "Accounts Receivable, Allowance for Credit Losses" for further information on the Company's policies and methodologies resulting from the adoption.

Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The amendments in this update eliminate the requirement to calculate the implied fair value of goodwill (Step 2) when measuring a goodwill impairment loss which is based on the excess of a reporting unit’s carrying amount over its fair value. The standard is effective for the Company for its annual or any interim goodwill impairment tests to be performed beginning on or after January 1, 2020. GCP adopted the standard effective January 1, 2020. The adoption did not have a material impact on its financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020.
        Other
        During the three months ended March 31, 2020, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2019. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

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
        Short-term arrangements within its SCC operating segment involve selling concrete admixtures and providing dispensers to customers. Such arrangements contain a lease element due to the customer's right to control the use of dispensers over a period of time in exchange for consideration. Dispenser leases have a non-cancelable lease term of thirty days or less. The Company classifies leases as operating and recognizes revenue on a straight line basis over the lease term. Revenue for concrete admixtures is recognized at the point of time when control is transferred to the customer.
The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI® and Ductilcrete sales arrangements.
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The installed equipment represents a lease since the customer has the right to control its use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a separate performance obligation for which revenue is recognized over the performance period. The Company classifies leases as operating and recognizes revenue on a straight line basis over the lease term. The transaction price in VERIFI® sales arrangements consists of fixed installation fees and other fixed payments included in the contract consideration, as well as slump management fees which are dependent on the quantity of material poured and represent variable consideration. The Company allocates the contract consideration and the variable consideration between the lease element and the services based on their relative stand-alone selling prices. Revenue related to variable consideration is recorded at the time the services are performed and constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three months ended March 31, 2020 and 2019.
The following table summarizes the revenue recognized for these sales arrangements for the three months ended March 31, 2020 and 2019 and distinguishes between the lease and the service revenue:

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended March 31,
(In millions)	2020	2019
Lease revenue(1):
Lease payments revenue	$6.8	$6.4
Variable lease revenue	2.0	1.5
Total lease revenue	$8.8	$7.9

Service revenue(2):
Fixed fee revenue	$0.1	$—
Variable fee revenue	1.3	1.0
Total service revenue	$1.4	$1.0
Total revenue	$10.2	$8.9
________________________________
(1)Lease revenue consists of dispenser lease revenue, as well as an allocated portion of VERIFI® fixed fees and variable slump management fees. Lease revenue is included within "Net Sales" in the accompanying unaudited Consolidated Statements of Operations.
(2)Service revenue consists of an allocated portion of VERIFI® fixed fees and variable slump management fees. Service revenue is included within "Net Sales" in the accompanying unaudited Consolidated Statements of Operations.
        As of March 31, 2020 and December 31, 2019, the Company’s total trade accounts receivable balance was $160.5 million and $183.7 million, respectively, of which $5.3 million and $5.6 million, respectively, was related to trade accounts receivable associated with lease revenue generated from certain SCC contracts. The future minimum lease payments receivable under the operating leases were not material as of March 31, 2020.
Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the three months ended March 31, 2020 and 2019.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.7 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of March 31, 2020 and December 31, 2019. Additionally, the amounts recorded in the accompanying unaudited Consolidated Statements of Operations during the three months ended March 31, 2020 and 2019 related to changes in the contract assets and liabilities were not material.
For further information on revenue recognition related to product sale arrangements, please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (unaudited) - Continued
3. Accounts Receivable, Allowance for Credit Losses
Trade accounts receivable are amounts due from customers for products sold or services performed in the ordinary course of business and are stated at their estimated net realizable value representing amounts expected to be collected. Allowance for credit losses is reviewed on a quarterly basis and measured based on historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company evaluates the allowance for credit losses for the entire portfolio of trade accounts receivable on an aggregate basis due to similar risk characteristics of its customers based on similar industry and historical loss patterns. Accounts receivable balances are written off against the allowance for credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in "Selling, general and administrative expenses" in the accompanying unaudited Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, allowance for credit losses was $7.4 million and $7.5 million, respectively.
The following table summarizes the activity for the allowance for credit losses during the three months ended March 31, 2020 and 2019:

(In millions)	Three Months Ended March 31,
	2020	2019
Beginning balance	$7.5	$5.8
Provision for expected credit losses	0.4	0.5
Write offs	(0.1)	(0.5)
Foreign currency translation adjustments	(0.4)	(0.1)
Ending balance	$7.4	$5.7

Notes to Consolidated Financial Statements (unaudited) - Continued
4. Inventories, net
The following is a summary of inventories presented in the accompanying unaudited Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$44.3	$40.0
In process	4.3	4.0
Finished products and other	55.1	51.9
Total inventories, net	$103.7	$95.9
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $9.5 million and $10.6 million, respectively, as of March 31, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
5. Derivative Instruments
The Company uses derivative instruments to partially offset its business exposure to foreign currency risk on net investments in certain foreign subsidiaries. The Company enters into foreign currency forward contracts to offset a portion of the changes in the carrying amounts of its net investments in foreign operations due to fluctuations in foreign currency exchange rates. As of March 31, 2020, the Company was a party to four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying unaudited Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually starting on June 15, 2020 through June 13, 2023. The contracts will settle in US Dollars upon maturity. The forward contracts are designated and qualify as net investment hedges for which effectiveness is assessed based on the spot rate method. Please refer to Note 4, "Derivative Instruments", to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K for further information on net investment hedges.
        The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges as of March 31, 2020 and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
Derivative assets(1):
Foreign exchange forward contracts	$3.1	$1.1
__________________________
(1)The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy. Fair value of derivative assets is recorded within "Other Current Assets" and "Other Assets" in the accompanying unaudited Consolidated Balance Sheets.
The following table summarizes the amounts recorded in the Company's accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income related to forward contracts designated as net investment hedges for the three months ended March 31, 2020:

(In millions)	Three Months Ended March 31, 2020
	Other Income, net	Cumulative Translation Adjustments(1)
Gains on foreign exchange forward contracts	$0.3	$1.3
__________________________
(1)The amount is presented net of tax impact of $0.4 million for the three months ended March 31, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
6. Debt and Other Borrowings
Components of Debt and Other Borrowings
        The following is a summary of obligations under senior notes and other borrowings at March 31, 2020 and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $3.7 million and $3.9 million, respectively, at March 31, 2020 and December 31, 2019	$346.3	$346.1
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	5.2	3.1
Total debt	351.5	349.2
Less: debt payable within one year	2.9	2.7
Debt payable after one year	$348.6	$346.5
Weighted average interest rates on total debt obligations	5.5%	5.5%
__________________________
(1)Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million as of March 31, 2020 and December 31, 2019.
(2)Represents borrowings of $1.7 million and $1.8 million, respectively, at March 31, 2020 and December 31, 2019, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, as well as $3.5 million and $1.3 million, respectively, of finance lease obligations.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at March 31, 2020:

(In millions)	Amount
Remainder of 2020	$2.9
2021	0.6
2022	0.6
2023	0.6
2024	0.5
Thereafter	346.3
Total debt	$351.5
5.5% Senior Notes
        GCP's outstanding 5.5% Senior Notes have an aggregate principal amount of $350.0 million maturing on April 15, 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2020.
The Indenture contains certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture as of March 31, 2020. There are no events of default under the Indenture as of March 31, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
Credit Agreement
        As of March 31, 2020 and December 31, 2019, there were no outstanding borrowings on the Revolving Credit Facility. There were $2.2 million and $5.9 million, respectively, in outstanding letters of credit which resulted in available credit of $347.8 million and $344.1 million, respectively. There were no interest payments on the Revolving Credit Facility during the three months ended March 31, 2020. The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of March 31, 2020. There are no events of default as of March 31, 2020.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the remaining unamortized debt issuance costs related to the Revolving Credit Facility were $2.9 million and $3.1 million, respectively.
Debt Fair Value
The carrying amount and fair value of GCP's debt and other borrowings were as follows:

	March 31, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$346.3	$328.7	$346.1	$366.3
Other borrowings	5.2	5.2	3.1	3.1
Total debt	$351.5	$333.9	$349.2	$369.4
        Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions. The decrease in fair value compared to the carrying value as of March 31, 2020 was driven by high market fluctuations due to COVID-19 pandemic.

Notes to Consolidated Financial Statements (unaudited) - Continued
7. Lessee Arrangements
        The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under operating leases.
        The following table summarizes components of lease expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019
Operating lease expense	$3.2	$3.3
Variable lease expense	1.1	1.2
Short-term lease expense	0.6	0.4
Total lease expense	$4.9	$4.9
        The following table summarizes supplemental cash flow information related to leases during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2	$3.3
Operating lease right of use assets obtained in exchange for new lease obligations:
Upon adoption of Topic 842	$—	$40.8
During the current period	7.7	1.0
Total	$7.7	$41.8

8. Income Taxes
Income tax attributable to continuing operations during the three months ended March 31, 2020 and 2019 was an income tax benefit of $1.9 million and $16.4 million, respectively, representing effective tax rates of 475.0% and 1,025.0%, respectively.
The difference in income tax at the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended March 31, 2020 was primarily due to benefits recognized as a result of the Coronavirus Aid Relief and Economic Security ("CARES") Act. The CARES Act allows for accelerated interest and depreciation deductions which will cause GCP to incur tax net operating losses in 2019 and 2020. Under the CARES Act, these losses can be carried back to offset prior year taxable income that was taxed at the U.S. federal income tax rate of 35%. This resulted in an income tax benefit of $2.8 million, offset by increases in unrecognized tax benefits of $0.4 million and valuation allowance expense of $0.6 million.
The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the three months ended March 31, 2019 was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019 resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million, partially offset by a tax expense of $3.6 million on changes to GCP's 2017 income tax liability and Transition Tax.

Notes to Consolidated Financial Statements (unaudited) - Continued
Tax Reform
As a result of the additional deductions and net operating loss carryback allowable to GCP under the CARES Act, GCP decreased its outstanding Transition Tax liability by $12.4 million, increased its income tax receivable by $1.2 million, and reduced its deferred tax assets by $10.8 million during the three months ended March 31, 2020. GCP had previously elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of March 31, 2020, the unpaid balance of the Transition Tax obligation is $29.0 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2023 and April 2025.
During the year ended December 31, 2018, GCP recorded a $20.2 million liability for an unrecognized tax benefits related to certain capital gains recognized as a result of the application of the Transition Tax. As a result of clarifications contained in final regulations issued by the IRS in January 2019, GCP decreased its liability for unrecognized tax benefits by $20.2 million during the three months ended March 31, 2019. For additional information related to the 2017 Tax Act, please refer to Note 9, "Income Taxes," to the Company's Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.
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
During the three months ended March 31, 2020 and March 31, 2019, GCP incurred income tax expense for valuation allowances of $0.6 million and $0.4 million, respectively, recorded against deferred tax assets for prior net operating losses incurred primarily in Australia and India.
Tax Sharing Agreement
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, GCP and Grace will indemnify and hold each other harmless in accordance with the principles outlined therein. Please refer to Note 17, "Related Party Transactions and Transactions with Grace" for further information on the Tax Sharing Agreement.
9. Pension Plans and Other Postretirement Benefit Plans
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

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	March 31, 2020	December 31, 2019
Overfunded defined benefit pension plans	$23.6	$25.0
Underfunded defined benefit pension plans	(41.5)	(40.8)
Unfunded defined benefit pension plans	(26.4)	(26.7)
Total underfunded and unfunded defined benefit pension plans	(67.9)	(67.5)
Pension liabilities included in other current liabilities	(0.9)	(1.2)
Net funded status	$(45.2)	$(43.7)
Components of Net Periodic Benefit Cost
        The components of GCP's net periodic benefit cost for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020		2019
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1.5	$0.1	$1.5	$0.7
Interest cost	1.3	—	1.4	1.4
Expected return on plan assets	(1.6)	—	(1.6)	(1.5)
Net periodic benefit cost (1)	$1.2	$0.1	$1.3	$0.6
________________________________
(1)Service cost component of net periodic benefit cost is included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations. All other components of net periodic benefit cost are presented in "Other income, net," within the accompanying unaudited Consolidated Statements of Operations.
Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. As of March 31, 2020 and December 31, 2019, the related long-term liability was $2.0 million and $2.2 million, respectively. As of March 31, 2020 and December 31, 2019, accumulated other comprehensive income was $0.6 million and $0.7 million, respectively, net of related tax impact of $0.2 million as of the end of each period. The net periodic postretirement benefit cost for the three months ended March 31, 2020 and March 31, 2019 was immaterial.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. We made a contribution of $0.1 million to the U.S. pension plans during the three months ended March 31, 2020 and no contributions to these plans during the prior-year quarter.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three months ended March 31, 2020 and 2019, GCP contributed $0.5 million and $0.9 million, respectively, to these non-U.S. plans.

Notes to Consolidated Financial Statements (unaudited) - Continued
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans amounted to $1.3 million during each of the three months ended March 31, 2020 and 2019. These costs are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (unaudited) - Continued
10. Other Balance Sheet Information
        The following is a summary of other current assets at March 31, 2020 and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
Other Current Assets:
Non-trade receivables	$17.2	$22.1
Prepaid expenses and other current assets	15.7	13.4
Income taxes receivable	8.0	8.2
Total other current assets	$40.9	$43.7

The following is a summary of other current liabilities at March 31, 2020 and December 31, 2019:

(In millions)	March 31, 2020	December 31, 2019
Other Current Liabilities:
Accrued customer volume rebates	$17.1	$28.4
Accrued compensation(1)	11.8	16.0
Income taxes payable	8.7	10.4
Accrued interest	8.8	4.2
Pension liabilities	0.9	1.2
Restructuring liability	3.3	2.7
Other accrued liabilities	49.3	50.7
Total other current liabilities	$99.9	$113.6
________________________________
(1)Accrued compensation presented in the table above includes salaries and wages, as well as estimated current amounts due under the annual and long-term employee incentive programs.
Acquisitions
        On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited ("RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The aggregate purchase price of $29.5 million, net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.3 million. At the closing of the acquisition of RIW, a portion of the consideration was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. As of March 31, 2020, $1.3 million of consideration was released from the escrow to the sellers based on the provisions of the related agreement. Please refer to Note 20, "Acquisitions and Dispositions" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K for further information on this transaction.
11. Commitments and Contingencies
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 12, "Commitments and Contingencies" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the three months ended March 31, 2020. Although the outcome of each of the matters related to loss contingencies and obligations discussed below cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.

Notes to Consolidated Financial Statements (unaudited) - Continued
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of March 31, 2020 and December 31, 2019, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At March 31, 2020 and December 31, 2019, GCP had gross financial assurances issued and outstanding of $5.1 million and $5.9 million, respectively, which were composed of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations as of March 31, 2020 and December 31, 2019. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three months ended March 31, 2020.
GCP Brazil Indirect Tax Claim
During the year ended December 31, 2019, the Superior Judicial Court of Brazil (the "Court") filed its final ruling in favor of GCP Brazil related to a claim whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The Court decision is final and not subject to any appeals. The ruling allows the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from May 2012 to September 2017, including interest. Timing of the realization of these tax credits is dependent upon the generation of federal tax liabilities eligible for the offset. The Brazilian tax authorities have sought before the Court clarification of certain matters, including whether these credits should be recognized on a gross or net basis, and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits. During the year ended December 31, 2019, the Company recorded in "Other income, net" a pre-tax gain of $1.3 million, net of $0.4 million of legal fees and other charges, as a result of the favorable Court decision. No amounts were recognized for the credits calculated based on the higher gross basis due to uncertainty related to the recoverability of such amounts and the timing of the recovery.

Notes to Consolidated Financial Statements (unaudited) - Continued
12. Stockholders' Equity
Stockholder Rights Plan
On March 15, 2019, the Board of Directors (the "Board") declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of GCP common stock with par value $0.01 per share and adopted a stockholder rights plan (the “Rights Agreement”), as described in Note 13, "Stockholders' Equity," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. The Rights were not becoming exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” (as defined in the Rights Agreement) by obtaining beneficial ownership of 15% or more of the Company’s outstanding shares of common stock. If a stockholder’s beneficial ownership as of March 15, 2019 was at or above 15%, that stockholder’s existing ownership percentage would be grandfathered, but the Rights would become exercisable if at any time after an announcement that the stockholder increases its ownership percentage by 0.001% or more. The Rights were initially set to expire on March 14, 2020.
On March 13, 2020, the Board approved an amendment to the Rights Agreement which raised the level of beneficial ownership for an Acquiring Person to 20% of the Company's outstanding shares of common stock and extended the final expiration date of the Rights Agreement to March 14, 2023, subject to stockholder approval at GCP's 2020 annual stockholders meeting. If a stockholder's beneficial ownership on March 15, 2019 was at or above 20%, that stockholder's existing ownership percentage would be grandfathered, but the Rights would become exercisable if the stockholder increases its ownership percentage by 0.001% or more. The Rights Agreement will expire following the 2020 annual meeting if the stockholders approval does not get obtained.
Preferred Stock
        The Company is authorized to issue up to 50,000,000 shares of Preferred Stock with a par value of $0.01 per share. On March 15, 2019, GCP designated 10,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.

Notes to Consolidated Financial Statements (unaudited) - Continued
13. Restructuring and Repositioning Expenses, Asset Impairments
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
Total expected restructuring costs consist of approximately $2 million to $3 million of severance and other employee-related costs, $1 million to $3 million of other associated costs, and approximately $1 million of asset impairments. As of March 31, 2020, the cumulative restructuring costs incurred under the 2019 Plan since its inception were $2.0 million, of which $1.6 million was related to the SCC segment and $0.4 million was related to the SBM segment. Cumulative restructuring activity costs incurred to date consisted of $0.9 million of severance and employee-related costs, $0.9 million of asset impairments and $0.2 million of other associated costs.
Repositioning costs consist primarily of consulting services to assist GCP in advancing its technology strategy. During the three months ended March 31, 2020 and 2019, GCP incurred repositioning expenses of $1.4 million and $2.0 million, respectively, related to the 2019 Plan. Additionally, the Company incurred $1.2 million of capital expenditures under the 2019 Plan since its inception.
As of March 31, 2020, cumulative cash payments made for repositioning under the 2019 Plan since its inception were $9.8 million, which included capital expenditures of $0.9 million, of which $3.6 million were made during the three months ended March 31, 2020. With the exception of asset impairments, substantially all of the restructuring and repositioning expenses are expected to be settled in cash and completed by December 31, 2020.
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities (the “2019 Phase 2 Plan”).
        The Company expects to incur total pre-tax costs in connection with the 2019 Phase 2 Plan of approximately $25 million to $30 million, a decrease of approximately $5 million from the prior estimate, due to lower than expected severance costs. The 2019 Phase 2 Plan expenses range from approximately $18 million to $22 million related to restructuring and asset impairments and costs of approximately $7 million to $8 million are related to repositioning. The Company expects to incur approximately $2 million of capital expenditures associated with the program.

Notes to Consolidated Financial Statements (unaudited) - Continued
Total expected restructuring activity costs consist of approximately $14 million to $17 million of severance and other employee-related costs and $4 million to $5 million of other associated costs. As of March 31, 2020, the cumulative restructuring costs recognized under the 2019 Phase 2 Plan since its inception were $4.9 million, of which $2.9 million was attributable to the SCC segment and $2.0 million was attributable to the SBM segment. Cumulative restructuring activity costs incurred to date consisted of $4.8 million of severance and employee-related costs and $0.1 million of asset impairments. The 2019 Phase 2 Plan is expected to result in the net reduction of approximately 8%-10% of the Company's workforce.
Repositioning costs consist primarily of consulting services and employee-related costs to assist with the Company's organizational realignment. During the three months ended March 31, 2020, GCP incurred repositioning expenses of $1.2 million. Additionally, the Company incurred $0.2 million of capital expenditures under the 2019 Phase 2 Plan since its inception.
As of March 31, 2020, cumulative cash payments made for repositioning under the 2019 Phase 2 Plan since its inception amounted to $2.6 million, which included capital expenditures of $0.1 million, of which $1.6 million were made during the three months ended March 31, 2020. With the exception of asset impairments, substantially all of the restructuring and repositioning expenses are expected to be settled in cash and completed by December 31, 2021.
Restructuring Expenses and Asset Impairments
The following restructuring expenses and asset impairment charges were incurred under the plans discussed above and other plans during each period:

	Three Months Ended March 31,
(In millions)	2020	2019
Severance and other employee costs	$1.9	$0.3
Asset impairments	1.0	0.2
Other associated costs	0.2	0.2
Total restructuring expenses and asset impairments	$3.1	$0.7
Less: restructuring expenses and asset impairments reflected in discontinued operations	—	0.1
Total restructuring expenses and asset impairments from continuing operations	$3.1	$0.6
GCP incurred restructuring expenses and asset impairment charges related to its two operating segments and Corporate function as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
SCC	$2.3	$0.6
SBM	0.8	—
Corporate	—	—
Total restructuring expenses and asset impairments from continuing operations	$3.1	$0.6
Restructuring expenses and asset impairments reflected in discontinued operations	—	0.1
Total restructuring expenses and asset impairments	$3.1	$0.7
Restructuring liabilities were $3.3 million and $2.7 million, respectively, as of March 31, 2020 and December 31, 2019. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP settled in cash substantially all of the remaining liabilities related to the 2017 Plan during the three months ended March 31, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table summarizes the Company’s restructuring liability activity:

	2019 Plan		2019 Phase 2 Plan	2018 Plan(2)		2017 Plan(2)
(In millions)	Severance and other employee costs	Other Costs	Severance and other employee costs	Severance and other employee costs	Other Costs	Severance and other employee costs	Total
Balance, December 31, 2019	$0.2	$—	$0.9	$1.0	$0.4	$0.2	$2.7
Expense(1)	0.2	0.2	1.7	—	—	—	2.1
Payments	(0.1)	—	(0.6)	(0.2)	(0.3)	(0.1)	(1.3)
Impact of foreign currency and other	—	—		(0.1)	(0.1)	—	(0.2)
Balance, March 31, 2020	$0.3	$0.2	$2.0	$0.7	$—	$0.1	$3.3
________________________________
(1)Asset impairment charges of $1.0 million attributable to the SCC segment for the three months ended March 31, 2020 are related to the 2019 Plan and 2019 Phase 2 Plan and recorded with a corresponding reduction to "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded with a corresponding reduction to the restructuring liability and therefore, are not included in the table above.

(2)With the exception of certain remaining payments due, substantially all of the restructuring actions and activities under the 2018 Plan and the 2017 Plan have been completed as of December 31, 2019 and 2018, respectively. As of March 31, 2020, cumulative cash payments made for repositioning under the 2018 Plan since its inception amounted to $11.6 million, including capital expenditures of $0.9 million, of which $0.1 million was made during the three months ended March 31, 2020. As of March 31, 2020, cumulative cash payments made for repositioning under the 2017 Plan since its inception amounted to $21.5 million, including capital expenditures of $11.9 million, of which $0.7 million was made during the three months ended March 31, 2020. For further information on these plans, please refer to Note 14, "Restructuring and Repositioning Expenses, Asset Impairments," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K.

14. Other Comprehensive (Loss) Income
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.1	$—	$0.1
Currency translation adjustments (1)	$(33.4)	$(0.4)	$(33.8)
Gain from hedging activities	$0.2	$—	$0.2
Other comprehensive loss attributable to GCP shareholders	$(33.1)	$(0.4)	$(33.5)

	Three Months Ended March 31, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments	$3.3	$—	$3.3
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive income attributable to GCP shareholders	$3.2	$—	$3.2
__________________________
(1) Currency translation adjustments related to the net investment hedge are presented net of income taxes, as discussed in Note 5, "Derivative Instruments."
The following tables present the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 and 2019:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2019	$(2.7)	$(114.2)	$(0.1)	$(117.0)
Current period other comprehensive income (loss)	0.1	(33.8)	0.2	(33.5)
Balance, March 31, 2020	$(2.6)	$(148.0)	$0.1	$(150.5)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
Current period other comprehensive income (loss)	—	3.3	(0.1)	3.2
Balance, March 31, 2019	$(2.2)	$(114.5)	$(0.1)	$(116.8)
        Please refer to Note 9, "Pension Plans and Other Postretirement Benefit Plans," for a discussion of pension plans and other postretirement benefit plans.
15. Stock Incentive Plans
Stock-Based Compensation Accounting
GCP grants stock options, restricted stock units (the "RSUs") and performance-based units (the "PBUs") with or without market conditions which vest upon the satisfaction of a performance condition and/or a service condition. Please refer to Note 17, "Stock Incentive Plans" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K for further information on these awards.

Notes to Consolidated Financial Statements (unaudited) - Continued
GCP estimates the fair value of equity awards issued at the grant date which is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, over the employee’s requisite service period for each separately vesting portion of the award. Total stock-based compensation expense is included in "Loss from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations and was $0.8 million and $1.9 million, respectively, during the three months ended March 31, 2020 and 2019.
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the three months ended March 31, 2020 and 2019, GCP withheld and retained approximately 15,800 shares and 125,400 shares, respectively, in a non-cash transaction with a cost of $0.3 million and $3.2 million, respectively, which were reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Stockholder's Equity. During the three months ended March 31, 2020 and 2019, cash payments for such tax withholding obligations were $0.3 million and $3.2 million, respectively.
As of March 31, 2020, approximately 7.5 million shares of common stock were reserved and available for future grant under the Plan.
Stock Options
There were no stock options granted during the three months ended March 31, 2020.
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the three months ended March 31, 2019:

Three Months Ended March 31,
Assumptions used to calculate expense for stock options:	2019
Risk-free interest rate	2.44 - 2.64%
Average life of options (years)	5.5 - 6.5
Volatility	28.02 - 28.59%
Dividend yield	—
Weighted average fair value per stock option	$8.70
The following table sets forth information relating to stock options denominated in GCP stock during the three months ended March 31, 2020:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2019	1,284	22.66	3.18	$3,171
Options exercised	(20)	19.23
Options forfeited/expired/canceled	(18)	28.39
Options granted	—	—
Outstanding, March 31, 2020	1,246	22.62	3.02	$249
Exercisable, March 31, 2020	1,073	21.87	2.59	$249
Vested and expected to vest, March 31, 2020	1,234	22.58	3.00	$249

Notes to Consolidated Financial Statements (unaudited) - Continued
The weighted average grant date fair value of options granted during the three months ended March 31, 2019 was $8.70. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of March 31, 2020 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the three months ended March 31, 2020 and 2019 were $0.1 million and $1.7 million, respectively.
At March 31, 2020, total unrecognized stock-based compensation expense for stock options outstanding was $0.5 million and is expected to be recognized over the weighted-average period of approximately 1.2 years.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of March 31, 2020, $9.1 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 2.1 years.
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
The following table sets forth the RSU activity for the three months ended March 31, 2020:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	156	$27.33
RSUs settled	(43)	28.02
RSUs forfeited	—	—
RSUs granted	190	21.11
RSUs outstanding, March 31, 2020	303	$23.25
Expected to vest as of March 31, 2020	280	$23.32
        The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2020 and 2019 was $21.11 and $26.62 per share, respectively. During the three months ended March 31, 2020 and 2019, GCP distributed 43,000 shares and 236,000 shares, respectively, to settle RSUs upon vesting. The fair value of RSUs vested during the three months ended March 31, 2020 and 2019 was $0.9 million and $6.0 million, respectively.

Notes to Consolidated Financial Statements (unaudited) - Continued
PBUs
PBUs are performance-based units which are granted by the Company either with or without market conditions and recorded at fair value on the grant date. The performance criteria for PBUs granted in 2020 and 2019 include a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. For PBUs granted in 2018, such metric is modified, up or down, based on the Company's TSR relative to the performance of the Russell 3000 Index. The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to employees. The 2020, 2019 and 2018 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Assumptions used to calculate expense for PBUs:	2020	2019
Expected Term (Remaining Performance Period)	2.85	2.86
Expected volatility	29.85%	28.46%
Risk-free interest rate	1.21%	2.48%
Expected dividends	—	—
Correlation coefficient	53.43%	54.81%
Median correlation coefficient of constituents	54.01%	57.09%

The following table sets forth the PBU activity for the three months ended March 31, 2020:

PBU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	382	$29.51
PBU's settled	—	—
PBU's forfeited	(111)	28.22
PBU's granted	146	22.41
Outstanding, March 31, 2020	417	$27.36

The weighted average grant date fair value of PBUs granted during the three months ended March 31, 2020 and 2019 was $22.41 and $27.22 per share, respectively. During the three months ended March 31, 2019, GCP distributed 76461 shares to settle PBUs upon vesting. GCP expects to settle in stock all future PBU vestings. The fair value of PBUs vested during the three months ended March 31, 2019 was $2.0 million.

Notes to Consolidated Financial Statements (unaudited) - Continued
16. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Numerators
Income from continuing operations attributable to GCP shareholders	$1.4	$14.6
(Loss) income from discontinued operations, net of income taxes	(0.3)	6.8
Net income attributable to GCP shareholders	$1.1	$21.4
Denominators
Weighted average common shares—basic calculation	72.9	72.3
Dilutive effect of employee stock awards(2)	0.1	0.5
Weighted average common shares—diluted calculation	73.0	72.8
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.02	$0.20
(Loss) income from discontinued operations, net of income taxes	$—	$0.09
Net income attributable to GCP shareholders(1)	$0.02	$0.30
Diluted earnings (loss) per share:(2)
Income from continuing operations attributable to GCP shareholders	$0.02	$0.20
(Loss) income from discontinued operations, net of income taxes	$—	$0.09
Net income attributable to GCP shareholders(1)	$0.02	$0.29
________________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.
GCP uses the treasury stock method to compute diluted earnings (loss) per share. During the three months ended March 31, 2020 and 2019, 0.6 million of anti-dilutive stock awards were excluded from the computation of diluted earnings per share during each period based on the treasury stock method as a result of an income from continuing operations generated during the periods then ended.

Notes to Consolidated Financial Statements (unaudited) - Continued
17. Related Party Transactions and Transactions with Grace
        Related Parties
        All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
        Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes including any related interest, penalties or audit adjustments reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes including any related interest, penalties or audit adjustments reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of March 31, 2020 and December 31, 2019, GCP has recorded $3.4 million and $3.5 million, respectively, of indemnified receivables in "Other assets" and $0.9 million and $1.0 million, respectively, of indemnified payables in "Other current liabilities" in the accompanying unaudited Consolidated Balance Sheets.
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
Operating Segment Data
The following table presents information related to GCP's operating segments:

	Three Months Ended March 31,
(In millions)	2020	2019
Net Sales
Specialty Construction Chemicals	$125.4	$131.7
Specialty Building Materials	91.3	94.4
Total net sales	$216.7	$226.1
Segment Operating Income
Specialty Construction Chemicals segment operating income	$8.0	$7.9
Specialty Building Materials segment operating income	14.1	15.9
Total segment operating income	$22.1	$23.8

Notes to Consolidated Financial Statements (unaudited) - Continued
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
Total segment operating income for the three months ended March 31, 2020 and 2019 is reconciled below to "Loss from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2020	2019
Total segment operating income	$22.1	$23.8
Corporate costs	(5.8)	(9.9)
Certain pension costs	(1.3)	(1.9)
Shareholder activism and other related costs(1)	(3.6)	(2.5)
COVID-19-related costs(2)	(0.5)	—
Repositioning expenses	(2.7)	(5.4)
Restructuring expenses and asset impairments	(3.1)	(0.6)
Third-party and other acquisition-related costs	(0.5)	(0.1)
Net income attributable to noncontrolling interests	0.1	0.2
Interest expense, net	(5.1)	(5.2)
Loss from continuing operations before income taxes	$(0.4)	$(1.6)
__________________________
(1)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters.
(2)COVID-19- related costs consist of fixed manufacturing costs and discretionary direct labor costs incurred during temporary closure of our manufacturing facilities as a direct result of the outbreak.
Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data
        The table below presents information related to the geographic areas in which GCP operates.

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended March 31,
(In millions)	2020	2019
Net Sales
United States	$113.0	$107.8
Canada and Other	6.2	5.7
Total North America	119.2	113.5
Europe Middle East Africa	44.3	46.4
Asia Pacific	40.3	50.7
Latin America	12.9	15.5
Total	$216.7	$226.1
Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2020 and 2019. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of March 31, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
19. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. In January 2020, the final remaining delayed closing in Venezuela was completed which did not result in a gain or a loss recognized during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain on sale of $7.2 million. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “(Loss) income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, with the exception of operations in Venezuela which were deconsolidated during 2017.
As of December 31, 2019, an asset of $0.5 million related to operations in Venezuela and a liability of $0.5 million related to the deferred sale proceeds received on July 3, 2017 were recognized in "Non-current assets held for sale" and “Other current liabilities” in the Consolidated Balance Sheets. During the three months ended March 31, 2020, GCP derecognized the entire asset and liability amounts due to completing the delayed closing in Venezuela and recognizing the related sale proceeds. As of March 31, 2020, there were no remaining assets held for sale and no remaining liabilities for the consideration received on July 3, 2017 related to the delayed closings in connection with the sale of Darex.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the three months ended March 31, 2019:

Three Months Ended March 31,
(In millions)	2019
Net proceeds included in gain	$12.7
Net assets derecognized	(3.1)
Gain recognized before income taxes	9.6
Tax effect of gain recognized	(2.4)
Gain recognized after income taxes	$7.2
In connection with the Disposition and related gain, as noted above, the Company recorded tax expense of $2.4 million within discontinued operations during the three months ended March 31, 2019.
In connection with the Disposition, the Company and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold in order to manufacture and prepare for shipping certain products related to product lines that the Company continues to own. The Company and Henkel expect these services to be provided for a period of 35 months following the closing date.
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of March 31, 2020 and December 31, 2019, GCP has recorded an indemnification payable of $0.9 million as a result of the Disposition.

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table sets forth the components of "(Loss) income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2020	2019
Net sales	$—	$—
Cost of goods sold	—	—
Gross profit	—	—
Selling, general and administrative expenses	0.2	0.3
Restructuring expenses and asset impairments	—	0.1
Gain on sale of business	—	(9.6)
Other expenses, net	0.1	0.1
(Loss) income from discontinued operations before income taxes	(0.3)	9.1
Provision for income taxes	—	(2.3)
(Loss) income from discontinued operations, net of income taxes	$(0.3)	$6.8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended March 31, 2020 as the "first quarter" and the quarter ended March 31, 2019 as the "prior-year quarter". See Analysis of Operations for a discussion of our non-GAAP performance measures.
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
Information Related to Forward-Looking Statements
        This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not historical events. Such statements generally include the words "believes," "plans," "intends," "targets," "will," "expects," "suggests," "anticipates," "outlook," "continues" or similar expressions. Forward-looking statements include, without limitation, statements about expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; strategic alternatives; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements, or that could cause other forward-looking statements to prove incorrect, include, without limitation, risks related to: the cyclical and seasonal nature of the industries that GCP serves; foreign operations, especially in emerging regions; changes in currency exchange rates; business disruptions due to public health or safety emergencies, such as the novel strain of coronavirus ("COVID-19") pandemic; the cost and availability of raw materials and energy; the effectiveness of GCP’s research and development, new product introductions and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding liquidity and indebtedness, including debt covenants and interest rate exposure; developments affecting GCP’s funded and unfunded pension obligations; warranty and product liability claims; legal proceedings; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; the handling of hazardous materials and the costs of compliance with environmental regulation, and those factors set forth in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission ("SEC") and are available on the Internet at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on our projections and forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.
RESULTS OF OPERATIONS
Business Description Summary
We are engaged in the production and sale of specialty construction chemicals and specialty building materials through two global operating segments:
•Specialty Construction Chemicals. Our Specialty Construction Chemicals ("SCC") operating segment provides products, services and technologies, such as in-transit monitoring systems, that reduce the cost and improve the performance and quality of cement, concrete, mortar, masonry and other cementitious-based construction materials.
•Specialty Building Materials. Our Specialty Building Materials ("SBM") operating segment produces and sells sheet and liquid membrane systems and other products that protect both new and existing structures from water, air, and vapor penetration, as well as from fire damage. We also manufacture and sell specialized cementitious and chemical grouts used for soil consolidation and leak-sealing applications in addition to a moisture barrier system and installation tools for the flooring industry.

We operate our business on a global scale. During the first quarter, approximately 48% of our sales were generated outside of the U.S. We operate in over 30 countries and conduct business in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Impact of COVID-19 Pandemic
We are closely monitoring the impact of the COVID-19 pandemic and managing its effects on our business globally as the situation continues to evolve rapidly.
As the COVID-19 pandemic intensified in the first quarter, we focused on protecting the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, while seeking to meet the needs of our global customers and suppliers. We activated our business continuity team which is comprised of commercial, procurement, supply chain, and operations professionals. These professionals work with all facets of the GCP organization to maintain health and safety while continuing to service our customers. Responsive measures we adopted include working remotely when possible, establishing procedures for deep cleaning of facilities, restricting business travel, providing personal protective equipment, using appropriate social distancing practices, and restricting visitor access to facilities. As construction was allowed to continue in a significant number of our most important geographic markets for a majority of the first quarter, the COVID-19 pandemic did not have a material adverse effect on our overall results of operations during the quarter, although temporary mandated closures of our manufacturing operations, primarily in China, began to negatively impact our revenue and profitability in the latter half of the first quarter.
It is difficult for us to predict at this time the duration and extent of the impact of the COVID-19 pandemic on our business, financial position, results of operations, or liquidity. Factors we are monitoring to assess the potential duration and extent of the impact of the COVID-19 pandemic on our operations include the health of the global economy and construction industry, as well as operational disruptions including those resulting from government actions, such as mandatory halts of construction activity deemed non-essential, travel restrictions, as well as facility and work site closures. Due to this uncertainty, we believe the impact of the COVID-19 pandemic will continue to negatively impact our performance during the second quarter in particular and likely beyond, and there can be no assurance that a continued or deepening impact of the COVID-19 pandemic would not have a material adverse impact on our results of operations or cash flows. During the second quarter, we expect to experience periodic closures of our facilities in all regions in which we operate due to mandatory halts of construction activity deemed non-essential by the government authorities. We also expect that our customers will continue to experience similar disruptions as a result of the pandemic, which would likely result in reduced customer demand and orders for our products. We are closely scrutinizing our discretionary spending and taking actions to manage our operating expenses and reduce planned capital expenditures. We will continue to prioritize the health and safety of our employees and serving our customers while minimizing disruption to the extent possible. We will also continue to monitor the health of the construction industry in the geographic markets in which we operate and respond accordingly.
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter compared with the prior-year quarter.
•Net sales decreased 4.2% to $216.7 million.
•Gross profit decreased 0.4% to $81.9 million; gross margin increased approximately 140 basis points to 37.8%.
•Income from continuing operations attributable to GCP shareholders was $1.4 million, or $0.02 per diluted share, compared to $14.6 million, or $0.20 per diluted share, for the prior-year quarter.
•Adjusted EPS was $0.10 per diluted share compared to $0.07 in the prior-year quarter.
•Adjusted EBIT increased 25.0% to $15.0 million.
•Adjusted EBITDA increased 17.6% to $26.0 million.
•Adjusted EBIT Return On Invested Capital was 15.8% on a trailing four quarters basis compared with 17.3% for the 2019 first quarter.

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
Segment operating margin is defined as segment operating income divided by segment net sales. It represents an operating performance measure related to ongoing earnings and trends in our operating segments that are engaged in revenue generation and other core business activities. We use this metric to allocate resources between the segments and assess our strategic and operating decisions related to core operations of our business.
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
The following are the non-GAAP financial measures presented in the table:
•Adjusted EBIT (a non-GAAP financial measure)- is defined as net income (loss) from continuing operations attributable to GCP shareholders adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring and repositioning expenses, and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) interest income, interest expense and related financing costs; (xi) income taxes; (xii) shareholder activism and other related costs; and (xiii) certain other items that are not representative of underlying trends. Adjusted EBIT Margin is defined as Adjusted EBIT divided by net sales. We use Adjusted EBIT to assess and measure our operating performance and determine performance-based employee compensation. We use Adjusted EBIT as a performance measure because it provides improved quarter-to-quarter and year-over-year comparability for decision-making and compensation purposes and allows management to measure the ongoing earnings results of our strategic and operating decisions.
•Adjusted EBITDA (a non-GAAP financial measure)- is defined as Adjusted EBIT adjusted for depreciation and amortization. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales. We use Adjusted EBITDA as a performance measure in making significant business decisions.
•Adjusted Earnings Per Share (a non-GAAP financial measure)- is defined as earnings per share ("EPS") from continuing operations on a diluted basis adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring and repositioning expenses and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) shareholder activism and other related costs; (xi) certain discrete tax items; and (xii) certain other items that are not representative of underlying trends. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis and in determining certain performance-based employee compensation.
•Adjusted Gross Profit (a non-GAAP financial measure)- is defined as gross profit adjusted for: (i) corporate and pension-related costs included in cost of goods sold; (ii) loss in Venezuela included in cost of goods sold; (iii) amortization of acquired inventory fair value adjustment; and (iv) certain other items that are not representative of underlying trends. Adjusted Gross Margin means Adjusted Gross Profit divided by net sales. We use this performance measure to understand trends and changes and to make business decisions regarding core operations.
•Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure)- is defined as Adjusted EBIT (on a trailing four quarters basis) divided by stockholders' equity adjusted for: (i) cash and cash equivalents, (ii) debt, (iii) income tax assets and liabilities, (iv) defined benefit pension plan assets and liabilities, and (iv) certain other assets and liabilities. We manage our operations with the objective of maximizing sales, earnings and cash flow over time which requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. We use Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, making operating, investment and capital allocation decisions, and balancing the growth and profitability of our operations.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended March 31,
	2020	2019	% Change
Net sales:
Specialty Construction Chemicals	$125.4	$131.7	(4.8)%
Specialty Building Materials	91.3	94.4	(3.3)%
Total GCP net sales	$216.7	$226.1	(4.2)%
Net sales by region:
North America	$119.2	$113.5	5.0%
Europe Middle East Africa (EMEA)	44.3	46.4	(4.5)%
Asia Pacific	40.3	50.7	(20.5)%
Latin America	12.9	15.5	(16.8)%
Total net sales by region	$216.7	$226.1	(4.2)%

Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$8.0	$7.9	1.3%
Specialty Building Materials segment operating income	14.1	15.9	(11.3)%
Corporate costs (B)	(5.8)	(9.9)	(41.4)%
Certain pension costs (C)	(1.3)	(1.9)	(31.6)%
Adjusted EBIT (non-GAAP)	$15.0	$12.0	25.0%
Repositioning expenses	(2.7)	(5.4)	(50.0)%
Restructuring expenses and asset impairments	(3.1)	(0.6)	NM
Shareholder activism and other related costs (D)	(3.6)	(2.5)	44.0%
COVID-19-related costs (E)	(0.5)	—	(100.0)%
Third-party and other acquisition-related costs	(0.5)	(0.1)	NM
Interest expense, net	(5.1)	(5.2)	(1.9)%
Income tax benefit	1.9	16.4	(88.4)%
Income from continuing operations attributable to GCP shareholders (GAAP)	$1.4	$14.6	(90.4)%
Income from continuing operations attributable to GCP shareholders as a percentage of net sales	0.6%	6.5%	(5.9) pts
Diluted EPS from continuing operations (GAAP)	$0.02	$0.20	(90.0)%
Adjusted EPS (non-GAAP)	$0.10	$0.07	42.9%

Analysis of Operations (In millions)	Three Months Ended March 31,
	2020	2019	% Change
Gross Profit:
Specialty Construction Chemicals	$47.2	$44.3	6.5%
Specialty Building Materials	35.6	38.2	(6.8)%
Adjusted Gross Profit (non-GAAP)	82.8	82.5	0.4%
COVID-19-related costs (E)	(0.5)	—	(100.0)%
Corporate costs and pension costs in cost of goods sold	(0.4)	(0.3)	33.3%
Total GCP Gross Profit (GAAP)	$81.9	$82.2	(0.4)%
Gross Margin:
Specialty Construction Chemicals	37.6%	33.6%	4.0 pts
Specialty Building Materials	39.0%	40.5%	(1.5) pts
Adjusted Gross Margin (non-GAAP)	38.2%	36.5%	1.7 pts
COVID-19-related costs (E)	(0.2)%	—%	(0.2) pts
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.1)%	(0.1) pts
Total GCP Gross Margin (GAAP)	37.8%	36.4%	1.4 pts
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$8.0	$7.9	1.3%
Specialty Building Materials segment operating income	14.1	15.9	(11.3)%
Corporate and certain pension costs	(7.1)	(11.8)	(39.8)%
Total GCP Adjusted EBIT (non-GAAP)	$15.0	$12.0	25.0%
Depreciation and amortization:
Specialty Construction Chemicals	$6.4	$5.5	16.4%
Specialty Building Materials	3.6	3.8	(5.3)%
Corporate	1.0	0.8	25.0%
Total GCP depreciation and amortization	$11.0	$10.1	8.9%
Adjusted EBITDA:
Specialty Construction Chemicals	$14.4	$13.4	7.5%
Specialty Building Materials	17.7	19.7	(10.2)%
Corporate and certain pension costs	(6.1)	(11.0)	(44.5)%
Total GCP Adjusted EBITDA (non-GAAP)	$26.0	$22.1	17.6%
Adjusted EBIT Margin:
Specialty Construction Chemicals	6.4%	6.0%	0.4 pts
Specialty Building Materials	15.4%	16.8%	(1.4) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	6.9%	5.3%	1.6 pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	11.5%	10.2%	1.3 pts
Specialty Building Materials	19.4%	20.9%	(1.5) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	12.0%	9.8%	2.2 pts

Analysis of Operations (In millions)	Four Quarters Ended
	March 31, 2020	March 31, 2019
Calculation of Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital (trailing four quarters):
Income from continuing operations attributable to GCP shareholders (trailing four quarters):	$27.4	$12.3
Stockholders' Equity (end of period)	509.4	508.0
Assets:
Cash and cash equivalents	(320.2)	(298.6)
Pension plans	(23.6)	(22.9)
Income taxes	(16.5)	(28.5)
Other current assets (F)	(8.0)	(11.4)
Other assets (G)	(2.9)	(3.8)
Assets held for sale	—	(0.5)
Subtotal	(371.2)	(365.7)
Liabilities:
Debt*	351.5	356.6
Income taxes	83.1	96.5
Pension plans	67.9	49.0
Other current liabilities (H)	22.0	35.1
Other liabilities (I)	2.0	1.7
Subtotal	526.5	538.9
Total invested capital (end of period)	$664.7	$681.2
Return on Stockholders' Equity	5.4%	2.4%
Adjusted EBIT (trailing four quarters)	$104.8	$117.7
Adjusted EBIT Return On Invested Capital (non-GAAP)	15.8%	17.3%
___________________________________________________________________________________________________________________
(A)Our segment operating income includes only our share of income of consolidated joint ventures.
(B)Management allocates certain corporate costs to each operating segment to the extent such costs are directly attributable to the segments.
(C)Certain pension costs include only ongoing costs, recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits. SCC and SBM segment operating income and corporate costs do not include any amounts for pension expense. Other pension-related costs, including annual mark-to-market adjustments, gains or losses from curtailments and terminations, as well as other related costs, are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of our businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and other related costs are primarily attributable to changes in financial market values and actuarial assumptions and are not directly related to the operation of our businesses.
(D)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters.
(E)COVID-19- related costs consist of fixed manufacturing costs and discretionary direct labor costs incurred during temporary closure of our manufacturing facilities as a direct result of the outbreak.
(F)Other current assets consist of income taxes receivable.
(G)Other assets consist of capitalized financing fees.
(H)Other current liabilities consist of income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture.
(I)Other liabilities consist of other postretirement benefits liabilities.
*Consists of current and non-current components.
NM•Not meaningful.

Adjusted EPS
        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended March 31,
	2020				2019
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$0.02				$0.20
Repositioning expenses	$2.7	$0.7	$2.0	0.03	$5.4	$1.3	$4.1	0.06
Restructuring expenses and asset impairments	3.1	0.8	2.3	0.03	0.6	0.1	0.5	0.01
COVID-19-related costs	0.5	0.1	0.4	0.01	—	—	—	—
Third-party and other acquisition-related costs	0.5	0.1	0.4	0.01	0.1	—	0.1	—
Shareholder activism and other related costs	3.6	0.9	2.7	0.04	2.5	0.6	1.9	0.03
Discrete tax items, including adjustments to uncertain tax positions	—	2.6	(2.6)	(0.04)	—	16.4	(16.4)	(0.23)
Adjusted EPS (non-GAAP)				$0.10				$0.07

GCP Overview
The following is an overview of our financial performance for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin
        The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the period.

	Three Months Ended March 31, 2020 as a Percentage Increase (Decrease) from Three Months Ended March 31, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(3.7)%	0.5%	(1.6)%	(4.8)%
Specialty Building Materials	(3.5)%	0.8%	(0.6)%	(3.3)%
Net sales	(3.6)%	0.6%	(1.2)%	(4.2)%
By Region:
North America	4.8%	0.2%	—%	5.0%
Europe Middle East Africa	(3.3)%	0.5%	(1.7)%	(4.5)%
Asia Pacific	(19.3)%	(0.3)%	(0.9)%	(20.5)%
Latin America	(14.5)%	7.3%	(9.6)%	(16.8)%
Net sales of $216.7 million for the first quarter decreased by $9.4 million, or 4.2%, from the prior-year quarter. The decrease was primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation, partially offset by price increases in both SCC and SBM. Sales volumes decreased primarily due to lower activity within SCC and SBM in Latin America and Asia Pacific, partially resulting from the impact of government imposed restrictions on construction and manufacturing activity due to the COVID-19 pandemic, offset to some extent by increased volumes in North America due to healthy construction market activity for a majority of the first quarter.
Gross profit was $81.9 million for the first quarter and remained consistent with gross profit of $82.2 million for the prior-year quarter. Gross margin increased 140 basis points to 37.8% primarily due to improved pricing, the favorable impact of restructuring activities, as well as favorable region and product mix in SCC, partially offset by lower gross margin in SBM.
Income from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $1.4 million for the first quarter compared to $14.6 million for the prior-year quarter. The change was primarily due to lower income tax benefit during the first quarter compared to the prior-year quarter resulting from the 2017 Tax Act.

Adjusted EBIT
Adjusted EBIT was $15.0 million for the first quarter, an increase of 25.0% compared with the prior-year quarter primarily due to higher SCC operating income and lower corporate costs, partially offset by lower SBM operating income.
Adjusted EBIT margin was 6.9% for the first quarter, an increase of 160 basis points, primarily due to an increase in gross margin and lower corporate costs.
Adjusted EBITDA
Adjusted EBITDA was $26.0 million for the first quarter, an increase of 17.6% compared with the prior-year quarter, and Adjusted EBITDA Margin was 12.0% for the first quarter, an increase of 220 basis points compared to the prior-year quarter. The increases were primarily due to higher Adjusted EBIT.

Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital
Return on Stockholders' Equity for the first quarter was 5.4% compared to 2.4% in the prior-year quarter. The increase was primarily driven by income from continuing operations attributable to GCP shareholders of $27.4 million for the trailing four quarters compared to $12.3 million during the corresponding prior period.
Adjusted EBIT Return On Invested Capital for the first quarter was 15.8%, a decrease from 17.3% in the prior-year quarter. The decrease was mainly driven by lower Adjusted EBIT.

Operating Segment Overview—Specialty Construction Chemicals (SCC)
The following is an overview of the financial performance of SCC for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin—SCC
Net sales were $125.4 million for the first quarter, a decrease of $6.3 million, or 4.8%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing in Latin America.
Sales volumes decreased 3.7% in the first quarter compared with the prior-year quarter as increased volumes in North America were more than offset by lower volume in Asia Pacific, Latin America and EMEA, primarily due to the impact of government imposed restrictions on construction activity due to the COVID-19 pandemic and strategic exits from unprofitable geographic markets. Sales volumes decreased 4.0% in our Concrete business as increased volumes in North America were more than offset by lower volumes in Asia Pacific and EMEA. Sales volumes in our Cement business decreased 2.4% as increased volumes in North America and EMEA were more than offset by lower volumes in Latin America and Asia Pacific.
Gross profit was $47.2 million for the first quarter, an increase of $2.9 million, or 6.5%, compared with the prior-year quarter, primarily due to improved pricing and lower raw material costs, partially offset by lower sales volumes. Gross margin increased 400 basis points to 37.6% compared with the prior-year quarter primarily due to improved pricing, lower raw material costs, the favorable impact of restructuring activities, as well as favorable region and product mix.

Segment Operating Income and Operating Margin—SCC
Segment operating income of $8.0 million for the first quarter increased $0.1 million, or 1.3%, compared with the prior-year quarter, primarily due to higher gross profit, partially offset by higher operating expenses mostly attributable to an increase in depreciation and amortization and other expenses relating to our growth initiatives. Segment operating margin of 6.4% increased 40 basis points compared with the prior-year quarter primarily due to higher gross margin.

Operating Segment Overview—Specialty Building Materials (SBM)
The following is an overview of the financial performance of SBM for the first quarter compared with the prior-year quarter.
Net Sales and Gross Margin—SBM
Net sales were $91.3 million for the first quarter, a decrease of $3.1 million, or 3.3%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes and the unfavorable impact of foreign currency translation, partially offset by improved pricing, primarily in North America and EMEA.
Sales volumes decreased 3.5% in the first quarter compared with the prior-year quarter, as increased volumes in North America were more than offset by lower volume in Asia Pacific and EMEA, partially resulting from the impact of government imposed restrictions on construction activity due to the COVID-19 pandemic. Building Envelope and Residential volumes declined 9.5% and 8.5%, respectively. Specialty Construction Products increased 13.0% primarily due to higher sales volumes in our fire protection products.
Gross profit was $35.6 million for the first quarter, a decrease of $2.6 million, or 6.8%, primarily due to lower sales volumes and lower productivity compared to the prior-year quarter. Gross margin was 39.0% compared with 40.5% for the prior-year quarter which was primarily attributable to lower productivity and reduced production levels in Asia Pacific due to temporary facility closures resulting from the COVID-19 pandemic.

Segment Operating Income and Operating Margin—SBM
Segment operating income of $14.1 million decreased $1.8 million, or 11.3%, compared with the prior-year quarter primarily due to lower gross profit. Segment operating margin decreased 140 basis points to 15.4% primarily due to lower gross margin.

Corporate Overview
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated or directly attributable to our operating segments.
Corporate costs were $5.8 million for the first quarter, a decrease of $4.1 million, or 41.4%, compared with the prior-year quarter. The decrease was primarily due to lower executive and stock-based compensation, lower costs resulting from our restructuring programs and organization realignment and the allocation of certain direct costs to operating segments.
Defined Benefit Pension Expense
Defined benefit expense includes costs relating to U.S. and non-U.S. defined benefit pension and other postretirement benefit (the "OPEB") plans that provide benefits for retirees and former employees of divested businesses where we retained these obligations.
In accordance with pension mark-to-market (the "MTM") accounting, our pension costs recognized in our results of operations consist of the following two components: (i) "certain pension costs," which represent ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits; and (ii) "pension MTM adjustment and other related costs, net," which represent mark-to-market gains and losses recognized annually during the fourth quarter or during interim periods when significant events occur, such as plan amendments or curtailments. Mark-to-market gains and losses result from changes in actuarial assumptions, such as discount rates, and the difference between actual and expected returns on plan assets. Additionally, we recognize applicable material events within "gain on termination and curtailment of pension and other postretirement plans" during the period in which they occur.
Certain pension costs during the first quarter was $1.3 million compared with $1.9 million during the prior-year quarter. The decrease was primarily due to the amendment to the GCP Applied Technologies Inc. UK Retirement Plan in 2019 that froze the accrual of plan benefits for all plan participants starting December 31, 2019, and lower interest cost in the U.S., resulting from lower discount rates. We did not incur any "pension market-to-market adjustment and other related costs" in the first quarter or the prior-year quarter. During each of the first quarter and the prior-year quarter, the components of pension costs presented in "Corporate costs and pension costs in cost of goods sold" in our Analysis of Operations was $0.4 million and $0.3 million, respectively, which represent service costs related to our manufacturing employees.

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
        We expect to incur total pre-tax costs in connection with the 2019 Plan of approximately $15 million to $20 million, of which approximately $4 million to $7 million are related to restructuring and asset impairments and approximately $11 million to $13 million are related to repositioning costs. In addition, we expect to incur $2 million to $3 million of capital expenditures associated with the Plan. As of March 31, 2020, we incurred cumulative restructuring costs and asset impairments of $2.0 million under the 2019 Plan since inception.
        We expect to realize total annualized pre-tax cost savings associated with the 2019 Plan of approximately $22 million to $28 million by the end of 2021, which are expected to benefit both the SCC and SBM operating segments. During the year ended December 31, 2019, we achieved pre-tax cost savings of approximately $6.6 million. During the first quarter, we achieved pre-tax cost savings of approximately $2.3 million, which are expected to be approximately $12.1 million by the end of 2020 primarily through a reduction in cost of goods sold as a result of supply chain, warehouse operations, and logistical enhancements. Substantially all of the activities under the 2019 Plan are expected to be completed by December 31, 2020.
        2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities.
We expect to incur total pre-tax costs in connection with the 2019 Phase 2 Plan of approximately $25 million to $30 million, a decrease of approximately $5 million from the prior estimate, due to lower than expected severance costs. The 2019 Phase 2 Plan expenses range from approximately $18 million to $22 million represent restructuring costs and asset impairments, and approximately $7 million to $8 million represent repositioning costs. In addition, we expect to incur approximately $2 million of capital expenditures. As of March 31, 2020, we incurred cumulative restructuring costs and asset impairments of $4.9 million under the 2019 Phase 2 Plan since inception.
We expect to realize total annualized pre-tax cost savings associated with the 2019 Phase 2 Plan of approximately $30 million to $35 million by the end of 2021, which are expected to benefit both the SCC and SBM operating segments. During the year ended December 31, 2019, we achieved pre-tax cost savings of approximately $3.1 million through a reduction in general and administrative expenses. During the first quarter, we achieved pre-tax cost savings of approximately $2.6 million, or approximately $10.4 million on an annualized basis, through a reduction in general and administrative expenses. With the exception of asset impairments, substantially all of the restructuring and repositioning activities are expected to be settled in cash and completed by December 31, 2021.

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
Substantially all of the restructuring and repositioning activities under the 2018 Plan have been completed as of December 31, 2019. Cumulative costs incurred under the 2018 Plan since its inception were $22.0 million for restructuring and asset impairments and $10.6 million for repositioning. During 2019, we achieved annualized pre-tax cost savings of $25 million under the 2018 Plan. Approximately 75% and 25% of the total pre-tax cost savings were attributable to SCC and SBM, respectively, primarily within cost of goods sold and selling, general and administrative expenses. By the end of 2020, we expect a total SCC revenue reduction of $65 million to $75 million as a result of exiting non-profitable geographic markets under the 2018 Plan. During the first quarter and prior-year quarter, revenue reductions were $1.8 million and $14.0 million, respectively. As of March 31, 2020, cumulative revenue reductions amounted to approximately $61 million since the Plan's inception.

Restructuring Expenses and Asset Impairments
        The following table summarizes restructuring expenses and asset impairments related to the plans discussed above and other plans:

	Three Months Ended March 31,
(In millions)	2020	2019
Severance and other employee costs	$1.9	$0.3
Asset impairments	1.0	0.2
Other associated costs	0.2	0.2
Total restructuring expenses and asset impairments	$3.1	$0.7
Less: restructuring expenses and asset impairments reflected in discontinued operations	—	0.1
Total restructuring expenses and asset impairments from continuing operations	$3.1	$0.6
For further information on our restructuring expenses, please refer to Note 13, "Restructuring and Repositioning Expenses, Asset Impairments" in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" on this Quarterly Report on Form 10-Q, and Note 14, "Restructuring and Repositioning Expenses, Asset Impairments" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K.
Repositioning Expenses
Repositioning expenses associated with all the plans discussed above, as well as our review of strategic alternatives, are primarily related to consulting, other professional service fees and employee-related costs associated with our organizational realignment and advancing our technology strategy. Due to the scope and complexity of our repositioning activities, the range of estimated repositioning expenses could increase or decrease and the timing of incurrence could change.
The following tables summarize repositioning expenses and cash payments related to all the plans discussed above and the Strategic Alternatives Plan:

	Three Months Ended March 31, 2020
(In millions)	2019 Plan (1)	2019 Phase 2 Plan (2)	2018 Plan (3)	2017 Plan(4)	Strategic Alternatives Plan(5)	Total
Repositioning expenses	$1.4	$1.2	$—	$0.1	$—	$2.7
Cash paid for repositioning expenses	$3.3	$1.5	$—	$—	$0.2	$5.0
Cash paid for capital expenditures	$0.3	$0.1	$0.1	$0.6	$—	$1.1
__________________________
(1)As of March 31, 2020, cumulative repositioning costs, related cash payments, as well as cash paid for capital expenditures were $10.2 million, $8.9 million, and $0.9 million, respectively.
(2)As of March 31, 2020, cumulative repositioning costs, related cash payments, as well as cash paid for capital expenditures were $3.6 million, $2.5 million, and $0.1 million, respectively.
(3)As of March 31, 2020, cumulative repositioning costs, related cash payments, as well as cash paid for capital expenditures were $10.6 million, $10.7 million, and $0.9 million, respectively.
(4)As of March 31, 2020, cumulative repositioning costs, related cash payments, as well as cash paid for capital expenditures were $9.7 million, $9.4 million, and $11.9 million, respectively.
(5)As of March 31, 2020, cumulative repositioning costs and related cash payments were $3.1 million and $2.2 million, respectively. Repositioning costs consist primarily of professional service fees.
During the prior-year quarter, we incurred repositioning expenses of $2.0 million, $3.3 million, and $0.1 million, respectively, related to the 2019 Plan, 2018 Plan and the 2017 Plan.
We exclude restructuring, asset impairments, and repositioning expenses from Adjusted EBIT, as discussed in the "Results of Operations" section above.

Income Taxes
        Income tax attributable to continuing operations during the first quarter and the prior-year quarter was an income tax benefit of $1.9 million and $16.4 million, respectively, representing effective tax rates of 475.0% and 1,025.0%.
The difference in income tax at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the first quarter was primarily due to benefits recognized as a result of the Coronavirus Aid Relief and Economic Security ("CARES") Act. The CARES Act allows for accelerated interest and depreciation deductions which will cause us to incur tax net operating losses in 2019 and 2020. Under the CARES Act, these losses can be carried back to offset prior year income that was taxed at 35%. This resulted in an income tax benefit of $2.8 million, offset by increases in unrecognized tax benefits of $0.4 million and valuation allowance expense of $0.6 million.
The difference between the provision for income taxes at the U.S. federal income tax rate of 21.0% and our overall income tax rate for the prior-year quarter was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019 resulting in a tax benefit from the release of an uncertain tax position in the amount of $20.2 million, partially offset by a tax expense of $3.6 million on changes to our 2017 income tax liability and Transition Tax.
Repatriation
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when tax efficient.
Other Income, Net
Other income, net consists primarily of interest income, foreign currency exchange gains (losses), defined benefit pension expenses exclusive of service costs, income from our Transition Services Agreement related to the sale of Darex, and other items. Other income, net was $2.2 million and $1.8 million, respectively, during the first quarter and the prior-year quarter. The increase of $0.4 million was primarily due to higher foreign currency exchange gains compared to the prior-year quarter.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        The following is an analysis of our financial condition, liquidity and capital resources at March 31, 2020.
Our principal uses of cash generally consist of capital investments, acquisitions and working capital investments. It is difficult for us to predict at this time the duration and extent of the impact of the COVID-19 pandemic on our business, financial position, results of operations, or liquidity. Due to this uncertainty, we believe our results of operations and cash generation will be materially negatively impacted during the second quarter in particular and likely beyond. We have significant liquidity and capital resources, and we are actively managing our cash flow by reducing planned capital expenditures and managing operating expenses and discretionary spending. We believe our liquidity and capital resources, including cash on hand and cash we expect to generate during 2020 and thereafter, future borrowings, if any, as well as other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and to meet our debt obligations.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions and general corporate purposes.
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the first quarter, we completed the final remaining delayed closing in Venezuela which did not result in a gain or a loss recognized based on $0.5 million of proceeds received. During the prior-year quarter, we completed the delayed closing in Indonesia and recognized a gain of $9.6 million on a pre-tax basis and $7.2 million on an after-tax basis based on $12.7 million of proceeds received.

Cash Resources and Available Credit Facilities
At March 31, 2020, we had available liquidity of $710.7 million, consisting of $320.2 million in cash and cash equivalents, of which $145.5 million was held in the U.S., $347.8 million available under our revolving credit facility, and $42.7 million available under various non-U.S. credit facilities.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls in certain foreign entities. We generally renew these credit facilities as they expire.
We expect to meet our U.S. cash and liquidity requirements with cash on hand, cash we expect to generate during 2020 and thereafter, future borrowings, if any, and other available liquidity, including royalties and service fees from our foreign subsidiaries. We may also repatriate future earnings from foreign subsidiaries if such action results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and meet our debt obligations in the U.S. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K for a discussion of our cash and cash equivalents.
The following table summarizes our non-U.S. credit facilities as of March 31, 2020:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Maturity Date
Singapore	$6.0	$6.0	2/3/2021
China	6.0	4.4	2/3/2021
Australia	5.5	5.1	2/3/2021
Canada	5.2	5.2	2/3/2021
India	5.0	3.3	2/3/2021
Korea	5.0	5.0	2/3/2021
Hong Kong	3.0	3.0	2/3/2021
Other countries	11.2	10.7	Open ended
Total	$46.9	$42.7

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter and prior-year quarter:

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$14.0	$(5.1)
Net cash used in investing activities from continuing operations	(8.5)	(12.6)
Net cash used in financing activities from continuing operations	(0.1)	(0.2)
Net cash provided by operating activities from continuing operations during the first quarter was $14.0 million compared to net cash used of $5.1 million for the prior-year quarter. The period-over-period change was primarily due to lower cash payments related to accounts payable and inventory, lower cash paid for restructuring and repositioning, as well as lower cash used for customer rebates and prepaid expenses. The impact of these items was partially offset by lower cash provided by accounts receivable and higher tax payments. During the first quarter and the prior-year quarter, restructuring payments were $1.3 million and $3.2 million, respectively, and repositioning payments were $5.2 million and $6.5 million, respectively.
Net cash used in investing activities from continuing operations during the first quarter was $8.5 million, compared to $12.6 million for the prior-year quarter. The period-over-period change was primarily attributable to lower capital expenditures.
Net cash used in financing activities from continuing operations during the first quarter was $0.1 million, compared to $0.2 million for the prior-year quarter.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at March 31, 2020 and December 31, 2019 was $351.5 million and $349.2 million, respectively.
5.5% Senior Notes
Interest is payable semi-annually in arrears on April 15 and October 15 of each year. An interest payment of $9.6 million was due and paid on April 15, 2020. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.
        Subject to certain conditions stated in the Indenture, we may, at our option and at any time and from time to time, redeem the 5.5% Senior Notes prior to their maturity date in whole or in part at certain redemption prices, as discussed in Note 8, "Debt and Other Borrowings", in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of the 2019 Annual Report on Form 10-K.
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 6, "Debt and Other Borrowings", in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for additional information regarding our debt. As of March 31, 2020, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of March 31, 2020.
Credit Agreement
        As of March 31, 2020, there were no outstanding borrowings on the Revolving Credit Facility and $2.2 million in outstanding letters of credit, which resulted in available credit of $347.8 million under the Revolving Credit Facility. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to our Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. We were in compliance with all covenant terms as of March 31, 2020 and December 31, 2019. There were no events of default as of March 31, 2020 or December 31, 2019.

Other Contractual Obligations and Contingencies
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. During the first quarter, there were no material changes to our contractual obligations as previously reported in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in the Annual Report on Form 10-K for the year ended December 31, 2019.
Please refer to Note 11, "Commitments and Contingencies," in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of financial assurances and other contingencies.
Employee Benefit Plans
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the U.S., which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, we amended the defined contribution plan whereby we contribute up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with us on or after January 1, 2018 who are not eligible to participate in the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. Costs related to this plan totaled $1.3 million during each of the first quarter and the prior-year quarter.
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans' status during the first quarter and the prior-year quarter, there were no minimum required payments under ERISA. We made a contribution of $0.1 million to the U.S. pension plans during the first quarter and no contributions to these plans during the prior-year quarter. We intend to fund non-U.S. pension plans based upon applicable legal requirements, as well as actuarial and trustee recommendations. We contributed $0.5 million and $0.9 million, respectively, to the non-U.S. pension plans during the first quarter and the prior-year quarter. Please refer to Note 9, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for further discussion on our pension and other postretirement benefit plans.
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
We continue to account for our operations in Argentina as a highly inflationary economy. During the first quarter and the prior-year quarter, we incurred losses of $0.2 million and $0.4 million, respectively, related to the remeasurement of monetary net assets which are included in "Other income, net" in the unaudited Consolidated Statements of Operations.
Our Argentina subsidiary's net sales were not material to our consolidated net sales during the first quarter and the prior-year quarter and its monetary net assets denominated in local currency were not material to our consolidated total assets as of March 31, 2020 and December 31, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
        For information on our significant accounting policies and estimates, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q and in the Notes to our audited Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
        Effective January 1, 2020, we adopted Accounting Standard Update (the "ASU") ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The impact of this adoption was deemed immaterial to our loss from continuing operations before income taxes, income from continuing operations, and net income during the three months ended March 31, 2020. For a summary of recently issued accounting pronouncements applicable to our Consolidated Financial Statements which is incorporated here by reference, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the Consolidated Financial Statements included in Item 1, "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report"), more recent numerical measures and other information are available in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report. These more recent measures and the information disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" section of our 2019 Annual Report are incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting
        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 11, "Commitments and Contingencies" in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.
Item 1A.    RISK FACTORS
There are no material changes from the risk factors as previously disclosed in Part I, Item 1A, "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the following risk factor:
The COVID-19 pandemic may adversely affect our results of operations, financial condition and liquidity
In December 2019, the COVID-19 virus was first identified in China and has since spread to a number of countries in which we conduct our business operations, including countries in North America, Asia Pacific, EMEA and Latin America. In March 2020, the World Health Organization declared COVID-19 a global pandemic.
The global spread of COVID-19 has created significant worldwide economic uncertainty which could adversely affect demand for our products due to delays in construction projects and reduced construction activity. We may also be negatively impacted by reductions in accounts receivable collections, customer and vendor bankruptcies, increased raw material and transportation costs, as well as significant delays or interruptions in the supply or transportation of raw materials which could negatively impact our ability to sell our products and have a material adverse effect on our financial condition, results of operations and cash flows.
We operate facilities around the world which could be adversely affected by the pandemic as a result of disruptions to our supplies of raw materials, as well as the production, transportation and delivery of our products. We may not be able to supply products or services to our customers in a timely manner due to travel and transportation restrictions, as well as temporary closures of our facilities or those of our suppliers or customers as a result of regulations imposed by local governments to contain the COVID-19 pandemic. We may also experience difficulties with certain supplier or vendor supply chains, and our business could be adversely impacted if we become unable to procure essential materials or services in adequate quantities and at acceptable prices. Our ability to adequately staff our operations may be adversely impacted by certain temporary restrictions, such as mandatory facility closures imposed by government authorities in certain countries where we operate, as well as voluntary facility closures or other measures, such as work-from-home orders and social distancing protocols, imposed for the safety of our employees or in response to potential positive diagnoses for COVID-19. Despite our best efforts to protect the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, there can be no assurance that employees will not become infected with the COVID-19 virus, or that such infections, should they occur, would not have a material adverse impact on our operations.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on future developments and numerous evolving factors, including the duration and spread of the pandemic and the related impact on travel and transportation restrictions, facility closures and global economic activity, all of which cannot be predicted with reasonable certainty at this time.

Item 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc., dated February 3, 2016 (incorporated herein by reference to Exhibit 3.1 to GCP’s Current Report on Form 8-K filed on February 4, 2016).

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc., dated May 3, 2018 (incorporated herein by reference to Exhibit 3.1 to GCP’s Current Report on Form 8-K filed on May 3, 2018).

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of GCP Applied Technologies Inc. (incorporated herein by reference to Exhibit 3.1 to GCP’s Current Report on Form 8-K filed on March 15, 2019).

3.4	Amended and Restated Bylaws of GCP Applied Technologies Inc., effective as of May 3, 2018 (incorporated herein by reference to Exhibit 3.2 to GCP’s Current Report on Form 8-K filed on May 3, 2018).
4.1
Rights Agreement, dated as of March 15, 2019, between GCP Applied Technologies Inc. and Equiniti Trust Company, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated herein by reference to Exhibit 4.1 to GCP’s Current Report on Form 8-K filed on March 15, 2019).

4.2
First Amendment to Rights Agreement, dated as of March 13, 2020, between GCP Applied Technologies Inc. and Equiniti Trust Company (incorporated herein by reference to Exhibit 4.1 to GCP’s Current Report on Form 8-K filed on March 13, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: May 7, 2020	By:	/s/ RANDALL S. DEARTH
Randall S. Dearth President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ CRAIG A. MERRILL
Craig A. Merrill Interim Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2020	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)