Form 10-Q
period 2020-06-30
GCP Applied Technologies Inc.
filed 2020-08-05
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-37533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Exchange on which registered
Common Stock, $0.01 par value per share	GCP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2020
Common Stock, $0.01 par value per share	72,974,610

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net sales	$195.4	$262.2	$412.1	$488.3
Cost of goods sold	119.0	163.2	253.8	307.1
Gross profit	76.4	99.0	158.3	181.2
Selling, general and administrative expenses	65.7	71.4	133.8	140.4
Research and development expenses	3.7	4.6	8.6	9.3
Interest expense and related financing costs	5.0	5.7	10.7	11.6
Repositioning expenses	1.0	5.8	3.7	11.2
Restructuring expenses and asset impairments	0.4	4.4	3.5	5.0
Other income, net	(2.7)	(1.7)	(4.9)	(3.5)
Total costs and expenses	73.1	90.2	155.4	174.0
Income from continuing operations before income taxes	3.3	8.8	2.9	7.2
(Provision for) benefit from income taxes	(4.5)	(5.7)	(2.6)	10.7
(Loss) income from continuing operations	(1.2)	3.1	0.3	17.9
(Loss) income from discontinued operations, net of income taxes	—	(0.5)	(0.3)	6.3
Net (loss) income	(1.2)	2.6	—	24.2
Less: Net income attributable to noncontrolling interests	(0.1)	—	(0.2)	(0.2)
Net (loss) income attributable to GCP shareholders	$(1.3)	$2.6	$(0.2)	$24.0
Amounts Attributable to GCP Shareholders:
(Loss) income from continuing operations attributable to GCP shareholders	(1.3)	3.1	0.1	17.7
(Loss) income from discontinued operations, net of income taxes	—	(0.5)	(0.3)	6.3
Net (loss) income attributable to GCP shareholders	$(1.3)	$2.6	$(0.2)	$24.0
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.02)	$0.04	$—	$0.24
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$—	$0.09
Net (loss) income attributable to GCP shareholders(1)	$(0.02)	$0.04	$—	$0.33
Weighted average number of basic shares	72.9	72.6	72.9	72.5
Diluted earnings (loss) per share:(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.02)	$0.04	$—	$0.24
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$—	$0.09
Net (loss) income attributable to GCP shareholders(1)	$(0.02)	$0.04	$—	$0.33
Weighted average number of diluted shares	72.9	73.0	73.0	72.9
______________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net (loss) income	$(1.2)	$2.6	$—	$24.2
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	—	—	0.1	—
Currency translation adjustments, net of income taxes	4.9	(3.9)	(28.9)	(0.6)
(Loss) gain from hedging activities, net of income taxes	(0.1)	—	0.1	(0.1)
Total other comprehensive income (loss)	4.8	(3.9)	(28.7)	(0.7)
Comprehensive income (loss)	3.6	(1.3)	(28.7)	23.5
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	—	(0.2)	(0.2)
Comprehensive income (loss) attributable to GCP shareholders	$3.5	$(1.3)	$(28.9)	$23.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$318.2	$325.0
Trade accounts receivable, net of allowance for credit losses of $7.3 million and $7.5 million, respectively	148.9	183.7
Inventories, net	98.5	95.9
Other current assets	45.4	43.7
Total Current Assets	611.0	648.3
Properties and equipment, net	243.1	245.3
Operating lease right-of-use assets	33.8	29.3
Goodwill	200.3	208.9
Technology and other intangible assets, net	72.7	80.7
Deferred income taxes	17.5	26.1
Overfunded defined benefit pension plans	23.6	25.0
Other assets	38.3	38.0
Non-current assets held for sale	—	0.5
Total Assets	$1,240.3	$1,302.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2.7	$2.7
Operating lease obligations payable within one year	8.0	8.1
Accounts payable	73.1	88.4
Other current liabilities	92.1	113.6
Total Current Liabilities	175.9	212.8
Debt payable after one year	348.7	346.5
Income taxes payable	35.2	41.4
Deferred income taxes	11.9	13.1
Operating lease obligations	26.5	21.6
Unrecognized tax benefits	42.6	42.2
Underfunded and unfunded defined benefit pension plans	68.7	67.5
Other liabilities	15.6	15.9
Total Liabilities	725.1	761.0
Commitments and Contingencies - Note 11
Stockholders' Equity
Series A Junior Participating Preferred Stock, par value $0.01; 10,000,000 shares authorized, no shares issued or outstanding (Note 12)	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,974,610 and 72,850,268, respectively	0.7	0.7
Paid-in capital	56.9	53.4
Accumulated earnings	610.0	610.2
Accumulated other comprehensive loss	(145.7)	(117.0)
Treasury stock	(8.9)	(8.6)
Total GCP's Shareholders' Equity	513.0	538.7
Noncontrolling interests	2.2	2.4
Total Stockholders' Equity	515.2	541.1
Total Liabilities and Stockholders' Equity	$1,240.3	$1,302.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares(1)	Par Value	Number of Shares(1)	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.9	$(120.0)	$2.0	$481.4
Net income	—	—	—	—	—	24.0	—	0.2	24.2
Issuance of common stock in connection with stock plans(1)	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5.6		—	—	5.6
Exercise of stock options	0.3	—	—	—	5.0	—	—	—	5.0
Share repurchases(2)	—	—	0.1	(3.2)	—	—	—	—	(3.2)
Other comprehensive income	—	—	—	—	—	—	(0.7)	—	(0.7)
Balance, June 30, 2019	73.0	$0.7	0.3	$(8.0)	$50.2	$587.9	$(120.7)	$2.2	$512.3
Balance, December 31, 2019	73.2	$0.7	0.3	$(8.6)	$53.4	$610.2	$(117.0)	$2.4	$541.1
Net (loss) income	—	—	—	—	—	(0.2)	—	0.2	—
Issuance of common stock in connection with stock plans(1)	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.8	—	—	—	2.8
Exercise of stock options	—	—	—	—	0.7	—	—	—	0.7
Share repurchases(2)	—	—	0.1	(0.3)	—	—	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	—	(28.7)	—	(28.7)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance, June 30, 2020	73.3	$0.7	0.4	$(8.9)	$56.9	$610.0	$(145.7)	$2.2	$515.2
________________________________
(1)The par value of common shares issued may not be included in the table due to rounding. Total share amounts for common stock and treasury stock may not sum due to rounding.
(2)Refer to Note 15, “Stock Incentive Plans”, for further information.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income	$—	$24.2
Less: (Loss) income from discontinued operations	(0.3)	6.3
Income from continuing operations	0.3	17.9
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	22.7	21.1
Amortization of debt discount and financing costs	0.7	0.7
Stock-based compensation expense	2.3	5.0
Unrealized loss on foreign currency	1.6	—
Deferred income taxes	(5.8)	(15.5)
Loss (gain) on disposal of property and equipment	0.1	(0.2)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	30.3	9.5
Inventories	(5.1)	(6.8)
Accounts payable	(13.5)	(17.6)
Pension assets and liabilities, net	1.6	2.5
Other assets and liabilities, net	(15.3)	(17.3)
Net cash provided by (used in) operating activities from continuing operations	19.9	(0.7)
Net cash used in operating activities from discontinued operations	(2.3)	(12.4)
Net cash provided by (used in) operating activities	17.6	(13.1)
INVESTING ACTIVITIES
Capital expenditures	(18.8)	(27.7)
Other investing activities	0.4	0.5
Net cash used in investing activities from continuing operations	(18.4)	(27.2)
Net cash used in investing activities from discontinued operations	—	(0.4)
Net cash used in investing activities	(18.4)	(27.6)
FINANCING ACTIVITIES
Repayments under credit arrangements	—	(7.6)
Payments on finance lease obligations	(0.4)	(0.4)
Payments of tax withholding obligations related to employee equity awards	(0.3)	(3.2)
Proceeds from exercise of stock options	0.7	5.0
Payments of dividends to noncontrolling interests	(0.4)	—
Net cash used in financing activities from continuing operations	(0.4)	(6.2)
Effect of currency exchange rate changes on cash and cash equivalents	(5.6)	0.6
Decrease in cash and cash equivalents	(6.8)	(46.3)
Cash and cash equivalents, beginning of period	325.0	326.1
Cash and cash equivalents, end of period	$318.2	$279.8
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$5.3	$12.3

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
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K"). The Consolidated Balance Sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations for the year ending December 31, 2020.
Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel. The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as held for sale in the accompanying unaudited Consolidated Balance Sheets as of December 31, 2019, as discussed further in Note 19, "Discontinued Operations." Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for all periods presented.
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
On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where GCP generates the majority of its revenue have adopted such policies, including social distancing and restrictions on construction activities deemed non-essential. GCP has been closely monitoring the impact of COVID-19 and working to manage the effects on its business globally. While certain restrictive measures in some of the regions where GCP operates have been lifted by government authorities during the three months ended June 30, 2020, it is difficult to estimate with reasonable certainty at this time the duration and extent of the impact of the pandemic on the global economy, the Company's business, financial position and results of operations. GCP has made certain estimates within its financial statements related to the impact of COVID-19, including allowances for credit losses related to the estimated amount of receivables not expected to be collected and excess, obsolete or damaged inventories, future expected cash flows related to impairment assessments of goodwill and long-lived assets, incentive compensation accruals, contingent liabilities, and sales allowances related to volume rebates recognized based on anticipated sales volume. There may be changes to the Company's estimates in future periods due to uncertainty associated with the impact of COVID-19, the extent of which will depend largely on future developments, including new information which may emerge concerning the severity, duration and resurgence of the pandemic, additional and unanticipated actions by government authorities to further contain the spread of COVID-19 or address its impact, as well as the timing of development of an antiviral vaccine or a medical treatment to prevent further spread of the virus and facilitate recovery, among other things.

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
Foreign Currency Transactions and Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income, net” in the Company’s accompanying unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) reflected in “Other income, net” were $0.6 million and $0.8 million for the three and six months ended June 30, 2020. Foreign currency transaction and remeasurement gains (losses) were immaterial for the three and six months ended June 30, 2019.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.

Notes to Consolidated Financial Statements (unaudited) - Continued
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which applies to most financial assets measured at amortized cost, as well as certain other instruments, including trade receivables, other receivables and other financial assets. Topic 326 replaces the incurred credit loss methodology with the expected credit loss model which requires recognition of an allowance against the assets’ amortized cost to reflect the amount expected to be collected. Expected credit losses are estimated over the contractual life of financial assets and recognized at inception. GCP has adopted Topic 326 effective January 1, 2020 using the modified retrospective approach. The adoption did not have a material impact on its financial position as of June 30, 2020 and results of operations and cash flows for the three and six months ended June 30, 2020. GCP did not recognize any cumulative effect adjustments to the retained earnings as of January 1, 2020 as a result of the adoption. The adoption of Topic 326 did not result in any significant modifications to the Company's policies related to recognizing allowance for trade receivables not expected to be collected which are disclosed in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K. Please refer to Note 3, "Accounts Receivable, Allowance for Credit Losses" for further information on the Company's policies and methodologies resulting from the adoption.

Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The amendments in this update eliminate the requirement to calculate the implied fair value of goodwill (Step 2) when measuring a goodwill impairment loss which is based on the excess of a reporting unit’s carrying amount over its fair value. The standard is effective for the Company for its annual or any interim goodwill impairment tests to be performed beginning on or after January 1, 2020. GCP adopted the standard effective January 1, 2020. The adoption did not have a material impact on its financial position, results of operations and cash flows upon adoption.
        Other
        During the three and six months ended June 30, 2020, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2019. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

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
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The installed equipment represents a lease since the customer has the right to control its use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a separate performance obligation for which revenue is recognized over the performance period. The Company classifies leases as operating and recognizes revenue on a straight line basis over the lease term. The transaction price in VERIFI® sales arrangements consists of fixed installation fees and other fixed payments included in the contract consideration, as well as slump management fees which are dependent on the quantity of material poured and represent variable consideration. The Company allocates the contract consideration and the variable consideration between the lease element and the services based on their relative stand-alone selling prices. Revenue related to variable consideration is recorded at the time the services are performed and constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2020 and 2019.
The following table summarizes the revenue recognized for these sales arrangements for the three and six months ended June 30, 2020 and 2019 and distinguishes between the lease and the service revenue:

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Lease revenue(1):
Lease payments revenue	$6.6	$6.8	$13.4	$13.2
Variable lease revenue	2.5	1.9	4.5	3.4
Total lease revenue	$9.1	$8.7	$17.9	$16.6

Service revenue(2):
Fixed fee revenue	$0.1	$—	$0.2	$—
Variable fee revenue	1.5	1.2	2.8	2.2
Total service revenue	$1.6	$1.2	$3.0	$2.2
Total revenue	$10.7	$9.9	$20.9	$18.8
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
        As of June 30, 2020 and December 31, 2019, the Company’s total trade accounts receivable balance was $148.9 million and $183.7 million, respectively, of which $5.8 million and $5.6 million, respectively, was related to trade accounts receivable associated with lease revenue generated from certain SCC contracts. The future minimum lease payments receivable under the operating leases were not material as of June 30, 2020.
Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2020 and 2019.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of June 30, 2020 and December 31, 2019. Additionally, the amounts recorded in the accompanying unaudited Consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019 related to changes in the contract assets and liabilities were not material.
For further information on revenue recognition related to product sale arrangements, please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (unaudited) - Continued
3. Accounts Receivable, Allowance for Credit Losses
Trade accounts receivable are amounts due from customers for products sold or services performed in the ordinary course of business and are stated at their estimated net realizable value representing amounts expected to be collected. Allowance for credit losses is recorded upon the initial recognition of trade accounts receivable and reviewed during each reporting period over their contractual life. Allowance for credit losses is measured based on historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company evaluates the allowance for credit losses for the entire portfolio of trade accounts receivable on an aggregate basis due to similar risk characteristics of its customers based on similar industry and historical loss patterns. Accounts receivable balances are written off against the allowance for credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in "Selling, general and administrative expenses" in the accompanying unaudited Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, allowance for credit losses was $7.3 million and $7.5 million, respectively.
The following table summarizes the activity for the allowance for credit losses during the three and six months ended June 30, 2020 and 2019:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$7.4	$5.7	$7.5	$5.8
Provision for expected credit losses	0.3	1.0	0.7	1.5
Write offs	(0.4)	(0.5)	(0.5)	(1.0)
Foreign currency translation adjustments	—	0.1	(0.4)	—
Ending balance	$7.3	$6.3	$7.3	$6.3

Notes to Consolidated Financial Statements (unaudited) - Continued
4. Inventories, net
The following is a summary of inventories presented in the accompanying unaudited Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$43.4	$40.0
In process	4.3	4.0
Finished products and other	50.8	51.9
Total inventories, net	$98.5	$95.9
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $11.0 million and $10.6 million, respectively, as of June 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
5. Derivative Instruments
The Company uses derivative instruments to partially offset its business exposure to foreign currency risk on net investments in certain foreign subsidiaries. The Company enters into foreign currency forward contracts to offset a portion of the changes in the carrying amounts of its net investments in foreign operations due to fluctuations in foreign currency exchange rates. As of June 30, 2020, the Company was a party to four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying unaudited Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually starting on June 14, 2021 through June 17, 2024. During the three months ended June 30, 2020, GCP settled one contract with a notional amount of €10.0 million upon its maturity on June 15, 2020 and entered into a new contract with a notional amount of €10.0 million maturing on June 17, 2024. The forward contracts are designated and qualify as net investment hedges for which effectiveness is assessed based on the spot rate method. Please refer to Note 4, "Derivative Instruments", to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K for further information on net investment hedges.
        The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges as of June 30, 2020 and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019
Derivative assets(1):
Foreign exchange forward contracts	$2.1	$1.1
Derivative liability(1):
Foreign exchange forward contracts	$(0.1)	$—
__________________________
(1)The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy. Fair value of derivative assets of $0.6 million and $1.5 million, respectively, is recorded within "Other Current Assets" and "Other Assets" in the accompanying unaudited Consolidated Balance Sheets. Fair value of derivative liability is recorded within "Other Liabilities" in the accompanying unaudited Consolidated Balance Sheets.
The following table summarizes the amounts recorded in the Company's accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) related to forward contracts designated as net investment hedges for the three and six months ended June 30, 2020 and 2019:

(In millions)	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Other Income, net	Cumulative Translation Adjustments(1)	Other Income, net	Cumulative Translation Adjustments(1)
Gains (losses) on foreign exchange forward contracts	$0.2	$(0.8)	$0.1	$(0.2)

(In millions)	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Other Income, net	Cumulative Translation Adjustments(1)	Other Income, net	Cumulative Translation Adjustments(1)
Gains (losses) on foreign exchange forward contracts	$0.5	$0.5	$0.1	$(0.2)
__________________________
(1)The amount is presented net of tax benefit (expense) of $0.2 million and ($0.2 million), respectively, for the three and six months ended June 30, 2020. The amount is presented net of tax benefit of $0.1 million for the three and six months ended June 30, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
6. Debt and Other Borrowings
Components of Debt and Other Borrowings
        The following is a summary of obligations under senior notes and other borrowings at June 30, 2020 and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $3.6 million and $3.9 million, respectively, at June 30, 2020 and December 31, 2019	$346.4	$346.1
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	5.0	3.1
Total debt	351.4	349.2
Less: debt payable within one year	2.7	2.7
Debt payable after one year	$348.7	$346.5
Weighted average interest rates on total debt obligations	5.5%	5.5%
__________________________
(1)Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million as of June 30, 2020 and December 31, 2019.
(2)Represents borrowings of $2.0 million and $1.8 million, respectively, at June 30, 2020 and December 31, 2019, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, as well as $3.0 million and $1.3 million, respectively, of finance lease obligations.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at June 30, 2020:

(In millions)	Amount
Remainder of 2020	$2.4
2021	0.7
2022	0.7
2023	0.7
2024	0.5
Thereafter	346.4
Total debt	$351.4
5.5% Senior Notes
        GCP's outstanding 5.5% Senior Notes have an aggregate principal amount of $350.0 million maturing on April 15, 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2020.
The Indenture contains certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture as of June 30, 2020. There are no events of default under the Indenture as of June 30, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
Credit Agreement
        As of June 30, 2020 and December 31, 2019, there were no outstanding borrowings on the Revolving Credit Facility. There were $2.2 million and $5.9 million, respectively, in outstanding letters of credit which resulted in available credit of $347.8 million and $344.1 million, respectively. There were no interest payments on the Revolving Credit Facility during the three and six months ended June 30, 2020. The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of June 30, 2020. There are no events of default as of June 30, 2020.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the remaining unamortized debt issuance costs related to the Revolving Credit Facility were $2.6 million and $3.1 million, respectively.
Debt Fair Value
The carrying amount and fair value of GCP's debt and other borrowings were as follows:

	June 30, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$346.4	$350.9	$346.1	$366.3
Other borrowings	5.0	5.0	3.1	3.1
Total debt	$351.4	$355.9	$349.2	$369.4
        Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions. The fair value as of June 30, 2020 approximates the aggregate principal amount at maturity reduced by the unamortized debt issuance costs.

Notes to Consolidated Financial Statements (unaudited) - Continued
7. Lessee Arrangements
        The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under operating leases.
        The following table summarizes components of lease expense for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Operating lease expense	$3.0	$3.1	$6.2	$6.4
Variable lease expense	1.3	1.3	2.4	2.5
Short-term lease expense	0.8	0.5	1.4	0.9
Total lease expense	$5.1	$4.9	$10.0	$9.8
        The following table summarizes supplemental cash flow information related to leases during the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.2	$6.4
Operating lease right of use assets obtained in exchange for new lease obligations:
Upon adoption of Topic 842	$—	$40.8
During the current period	11.8	2.8
Total	$11.8	$43.6

8. Income Taxes
Income taxes attributable to continuing operations during the three months ended June 30, 2020 and 2019 was an income tax expense of $4.5 million and $5.7 million, respectively, representing effective tax rates of 136.4% and 64.8%, respectively. The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2020 was primarily due to the reversal of $3.2 million of tax benefits recognized during the three months ended March 31, 2020 related to the CARES Act, and a tax expense $0.4 million and $0.4 million, respectively, for unrecognized tax benefits and valuation allowances. During the three months ended March 31, 2020 as a result of the CARES Act, the Company recorded a $3.2 million benefit related to the carryback of its anticipated 2020 loss. As a result of changes to its forecasted income during the three months ended June 30, 2020, the Company no longer expects to have a net operating loss carryback for 2020 and has reversed the $3.2 million benefit. The difference between the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the three months ended June 30, 2019 was primarily due to $2.2 million of tax expense relating to foreign tax rate differential.

Notes to Consolidated Financial Statements (unaudited) - Continued
Income taxes attributable to continuing operations during the six months ended June 30, 2020 and 2019 was an income tax expense of $2.6 million and an income tax benefit of $10.7 million, respectively, representing effective tax rates of 89.7% and 148.6%, respectively. The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the six months ended June 30, 2020 was primarily due to a tax expense of $0.7 million and $1.0 million, respectively, for increases in unrecognized tax benefits and valuation allowances. The difference between the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the six months ended June 30, 2019 was primarily due to the finalization of the Transition Tax regulations issued in January 2019, resulting in a tax benefit from the reversal of unrecognized tax benefits in the amount of $20.2 million, partially offset by a tax expense of $3.6 million on changes to GCP’s 2017 income tax liability and Transition Tax.
Tax Reform
As a result of the additional deductions and net operating loss carryback allowable to GCP under the CARES Act, GCP decreased its outstanding Transition Tax liability by $6.2 million during the six months ended June 30, 2020. GCP had previously elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of June 30, 2020, the unpaid balance of the Transition Tax obligation is $35.2 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2023 and April 2025.
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
Income tax expense for valuation allowances was $0.4 million for the three months ended June 30, 2020. Such expense was immaterial during the three months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, GCP incurred income tax expense for valuation allowances of $1.0 million and $0.5 million, respectively, recorded against deferred tax assets for prior net operating losses incurred primarily in Australia and India.
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

Notes to Consolidated Financial Statements (unaudited) - Continued
9. Pension Plans and Other Postretirement Benefit Plans
Pension Plans
GCP sponsors defined benefit pension plans, primarily in the U.S. and the U.K., in which GCP employees and former employees participate. GCP records an asset or a liability to recognize the funded status of these pension plans in its accompanying unaudited Consolidated Balance Sheets.
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	June 30, 2020	December 31, 2019
Overfunded defined benefit pension plans	$23.6	$25.0
Underfunded defined benefit pension plans	(42.6)	(40.8)
Unfunded defined benefit pension plans	(26.1)	(26.7)
Total underfunded and unfunded defined benefit pension plans	(68.7)	(67.5)
Pension liabilities included in other current liabilities	(0.9)	(1.2)
Net funded status	$(46.0)	$(43.7)
Components of Net Periodic Benefit Cost
        The components of GCP's net periodic benefit cost for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,
	2020		2019
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1.6	$0.2	$1.7	$0.6
Interest cost	1.2	1.0	1.5	1.3
Expected return on plan assets	(1.7)	(1.1)	(1.6)	(1.5)
Amortization of prior service cost	—	0.1	—	—
Net periodic benefit cost (1)	$1.1	$0.2	$1.6	$0.4

Notes to Consolidated Financial Statements (unaudited) - Continued

	Six Months Ended June 30,
	2020		2019
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$3.1	$0.4	$3.2	$1.3
Interest cost	2.5	2.1	2.9	2.7
Expected return on plan assets	(3.3)	(2.3)	(3.2)	(3.0)
Amortization of prior service cost	—	0.1	—	—
Net periodic benefit cost (1)	$2.3	$0.3	$2.9	$1.0
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
Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. As of June 30, 2020 and December 31, 2019, the related long-term liability was $2.1 million and $2.2 million, respectively. As of June 30, 2020 and December 31, 2019, accumulated other comprehensive income was $0.6 million and $0.7 million, respectively, net of related tax impact of $0.2 million as of the end of each period. The net periodic postretirement benefit cost for the three and six months ended June 30, 2020 and 2019 was immaterial.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. GCP made contributions of $0.6 million and $0.7 million, respectively, to the U.S. pension plans during the three and six months ended June 30, 2020. There were no contributions made to these plans during the three and six months ended June 30, 2019.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three and six months ended June 30, 2020, GCP contributed $0.3 million and $0.8 million, respectively, to these non-U.S. plans. During the three and six months ended June 30, 2019, GCP contributed $0.6 million and $1.5 million, respectively, to these non-U.S. plans.
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate in the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to this benefit plan amounted to $0.9 million and $2.2 million, respectively, during the three and six months ended June 30, 2020 and $1.2 million and $2.5 million, respectively, during the three and six months ended June 30, 2019. These costs are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (unaudited) - Continued
10. Other Balance Sheet Information
        The following is a summary of other current assets at June 30, 2020 and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019
Other Current Assets:
Non-trade receivables	$16.7	$22.1
Prepaid expenses and other current assets	13.5	13.4
Income taxes receivable	15.2	8.2
Total other current assets	$45.4	$43.7

The following is a summary of other current liabilities at June 30, 2020 and December 31, 2019:

(In millions)	June 30, 2020	December 31, 2019
Other Current Liabilities:
Accrued customer volume rebates	$18.0	$28.4
Accrued compensation(1)	14.7	16.0
Income taxes payable	8.6	10.4
Accrued interest	4.2	4.2
Pension liabilities	0.9	1.2
Restructuring liability	2.8	2.7
Other accrued liabilities	42.9	50.7
Total other current liabilities	$92.1	$113.6
________________________________
(1)Accrued compensation presented in the table above includes salaries and wages, as well as estimated amounts due under the annual employee incentive programs.
Acquisitions
        On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited ("RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The aggregate purchase price of $29.5 million, net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.3 million. At the closing of the acquisition of RIW, $2.8 million was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. As of June 30, 2020, $1.3 million of consideration was released from the escrow to the sellers based on the provisions of the related agreement. Please refer to Note 20, "Acquisitions and Dispositions" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K for further information on this transaction.
11. Commitments and Contingencies
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 12, "Commitments and Contingencies" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the six months ended June 30, 2020. Although the outcome of each of the matters related to loss contingencies and obligations discussed below cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.

Notes to Consolidated Financial Statements (unaudited) - Continued
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of June 30, 2020 and December 31, 2019, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At June 30, 2020 and December 31, 2019, GCP had gross financial assurances issued and outstanding of $5.0 million and $5.9 million, respectively, which were composed of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations as of June 30, 2020 and December 31, 2019. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three and six months ended June 30, 2020.
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
On March 13, 2020, the Board approved an amendment to the Rights Agreement which raised the level of beneficial ownership for an Acquiring Person to 20% of the Company's outstanding shares of common stock and extended the final expiration date of the Rights Agreement to March 14, 2023, subject to stockholders' approval at GCP's 2020 Annual Meeting of Shareholders (the “Annual Meeting”). If a stockholder's beneficial ownership on March 15, 2019 was at or above 20%, that stockholder's existing ownership percentage would be grandfathered, but the Rights would become exercisable if the stockholder increases its ownership percentage by 0.001% or more. The amendment to the Rights Agreement was approved at the Annual Meeting held on May 28, 2020.
Preferred Stock
        The Company is authorized to issue up to 50,000,000 shares of Preferred Stock with a par value of $0.01 per share. On March 15, 2019, GCP designated 10,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.

Notes to Consolidated Financial Statements (unaudited) - Continued
Stockholders' Equity Activity
        The following table summarizes the Company’s stockholders' equity activity during the three months ended June 30, 2020 and 2019.

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, March 31, 2019	72.9	$0.7	0.3	$(8.0)	$44.6	$585.3	$(116.8)	$2.2	$508.0
Net income	—	—	—	—	—	2.6	—	—	2.6
Share-based compensation	—	—	—	—	3.9	—	—	—	3.9
Exercise of stock options	0.1	—	—	—	1.7	—	—	—	1.7
Other comprehensive loss	—	—	—	—	—	—	(3.9)	—	(3.9)
Balance, June 30, 2019	73.0	$0.7	0.3	$(8.0)	$50.2	$587.9	$(120.7)	$2.2	$512.3
Balance, March 31, 2020	73.3	$0.7	0.4	$(8.9)	$54.3	$611.3	$(150.5)	$2.5	$509.4
Net (loss) income	—	—	—	—	—	(1.3)	—	0.1	(1.2)
Share-based compensation	—	—	—	—	2.3	—	—	—	2.3
Exercise of stock options	—	—	—	—	0.3	—	—	—	0.3
Other comprehensive income	—	—	—	—	—	—	4.8	—	4.8
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance, June 30, 2020	73.3	$0.7	0.4	$(8.9)	$56.9	$610.0	$(145.7)	$2.2	$515.2

.

Notes to Consolidated Financial Statements (unaudited) - Continued
13. Restructuring and Repositioning Expenses, Asset Impairments
GCP's Board of Directors approves all major restructuring and repositioning programs. Major restructuring programs may involve reorganizations, the discontinuation of significant product lines, the shutdown of significant facilities, or other major strategic initiatives. From time to time, GCP takes additional restructuring actions, including involuntary employee terminations that are not a part of a major program. Repositioning activities generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint.
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
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
        On February 22, 2019, the Board of Directors approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on GCP’s global supply chain strategy, processes and execution, including its manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses GCP’s service delivery model, primarily in North America, to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities. The program is expected to be completed by December 31, 2020. Please refer to the tables below for financial information pertaining to the 2019 Plan.
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities (the “2019 Phase 2 Plan”). The 2019 Phase 2 Plan is expected to result in the net reduction of approximately 8%-10% of the Company's workforce. The program is expected to be completed by December 31, 2021. Please refer to the tables below for financial information pertaining to the 2019 Phase 2 Plan.
Strategic Alternatives Plan
On February 27, 2019, the Company announced a comprehensive review of strategic alternatives to enhance shareholder value. Over the course of this review, GCP contacted and engaged with both strategic industry players and private equity investors. This process did not result in a transaction that would provide adequate value to the Company's shareholders, and as a result, GCP has determined that it will be pursuing its standalone strategic and financial plan (the "Strategic Alternatives Plan"). Please refer to the below tables for financial information pertaining to the Strategic Alternatives Plan.

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table illustrates a summary of the charges incurred and planned in connection with the plans discussed above:

(In millions)	Severance/employee costs	Asset Impairments	Other Associated Costs	Total Restructuring	Repositioning	Total Costs	Capital Expenditures
2019 Plan: (1)
Estimated Total Costs	$2-3	$1	$1-2	$4-6	$11-12	$15-18	$2-3
Cumulative Costs to Date	$0.9	$0.9	$0.3	$2.1	$10.4	$12.5	$1.7
2019 Phase 2 Plan: (2)
Estimated Total Costs	$13-16	$—	$3-4	$16-20	$7-8	$23-28	$2
Cumulative Costs to Date	$4.8	$0.3	$—	$5.1	$4.3	$9.4	$0.4
(1)As of June 30, 2020, the cumulative restructuring costs incurred under the 2019 Plan since its inception were $2.1 million, of which $1.7 million was related to the SCC segment and $0.4 million was related to the SBM segment.
(2)As of June 30, 2020, the cumulative restructuring costs recognized under the 2019 Phase 2 Plan since its inception were $5.1 million, of which $3.0 million was attributable to the SCC segment and $2.1 million was attributable to the SBM segment. Estimated total pre-tax costs expected to be incurred in connection with the 2019 Phase 2 Plan decreased by approximately $2 million from the prior estimate due to lower than expected severance costs.

The following tables represent the repositioning expenses incurred and cash payments made under the plans discussed above and other plans during each period:

	Three Months Ended June 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$0.2	$0.7	$—	$0.1	$—	$1.0
Cash Paid for Repositioning Expenses	1.2	1.3	0.8	—	0.2	3.5
Capital Expenditures	0.5	0.2	—	0.2	0.7	1.6
Cash Paid for Capital Expenditures	0.5	0.1	—	0.3	0.6	1.5

	Six Months Ended June 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$1.6	$1.9	$—	$0.1	$0.1	$3.7
Cash Paid for Repositioning Expenses	4.5	2.8	1.0	—	0.2	8.5
Capital Expenditures	0.9	0.3	—	0.5	0.9	2.6
Cash Paid for Capital Expenditures	0.8	0.2	—	0.4	1.2	2.6

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended June 30, 2019
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$1.3	$—	$2.5	$1.8	$0.2	$5.8
Cash Paid for Repositioning Expenses	1.9	—	—	2.6	0.3	4.8
Capital Expenditures	0.2	—	—	—	0.9	1.1
Cash Paid for Capital Expenditures	0.2	—	—	—	1.0	1.2

	Six Months Ended June 30, 2019
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$3.3	$—	$2.5	$5.1	$0.3	$11.2
Cash Paid for Repositioning Expenses	2.1	—	—	7.7	1.5	11.3
Capital Expenditures	0.3	—	—	—	1.9	2.2
Cash Paid for Capital Expenditures	0.2	—	—	—	1.1	1.3

	As of June 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan
Cumulative Repositioning Expenses	$10.4	$4.3	$3.1	$10.7	$9.7
Cumulative Cash Paid for Repositioning Expenses	10.1	3.8	3.0	10.7	9.6
Cumulative Capital Expenditure	1.7	0.4	—	1.4	13.3
Cumulative Cash Paid for Capital Expenditures	1.4	0.2	—	1.2	12.5

Restructuring Expenses and Asset Impairments
The following restructuring expenses and asset impairment charges were incurred under the plans discussed above and other plans during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Severance and other employee costs	$—	$0.2	$1.9	$0.5
Asset impairments	0.2	3.8	1.2	4.0
Other associated costs	0.2	0.5	0.4	0.7
Total restructuring expenses and asset impairments	$0.4	$4.5	$3.5	$5.2
Less: restructuring expenses and asset impairments reflected in discontinued operations	—	0.1	—	0.2
Total restructuring expenses and asset impairments from continuing operations	$0.4	$4.4	$3.5	$5.0

Notes to Consolidated Financial Statements (unaudited) - Continued
GCP incurred restructuring expenses and asset impairment charges related to its two operating segments and Corporate function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
SCC	$0.3	$1.3	$2.6	$1.9
SBM	0.1	3.2	0.9	3.2
Corporate	—	(0.1)	—	(0.1)
Total restructuring expenses and asset impairments from continuing operations	$0.4	$4.4	$3.5	$5.0
Restructuring expenses and asset impairments reflected in discontinued operations	—	0.1	—	0.2
Total restructuring expenses and asset impairments	$0.4	$4.5	$3.5	$5.2
Restructuring liabilities were $2.8 million and $2.7 million, respectively, as of June 30, 2020 and December 31, 2019. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP settled in cash substantially all of the remaining liabilities related to the 2017 Plan during the six months ended June 30, 2020.
The following table summarizes the Company’s restructuring liability activity:

	2019 Plan		2019 Phase 2 Plan	2018 Plan		2017 Plan
(In millions)	Severance and other employee costs	Other Costs	Severance and other employee costs	Severance and other employee costs	Other Costs	Severance and other employee costs	Total
Balance, December 31, 2019	$0.2	$—	$0.9	$1.0	$0.4	$0.2	$2.7
Expense(1)	0.2	0.2	1.7	—	—	—	2.1
Payments	(0.1)	—	(0.6)	(0.2)	(0.3)	(0.1)	(1.3)
Impact of foreign currency and other	—	—	—	(0.1)	(0.1)	—	(0.2)
Balance, March 31, 2020	$0.3	$0.2	$2.0	$0.7	$—	$0.1	$3.3
Expense(1)	—	0.1	—	—	0.1	—	0.2
Payments	(0.1)	(0.1)	(0.3)	(0.1)	(0.1)	—	(0.7)
Balance, June 30, 2020	$0.2	$0.2	$1.7	$0.6	$—	$0.1	$2.8
________________________________
(1)Asset impairment charges of $0.1 million and $1.1 million, respectively, are attributable to the SCC segment and related to the 2019 Plan and 2019 Phase 2 Plan during the three and six months ended June 30, 2020. Asset impairment charges of $0.1 million are attributable to the SBM segment and related to the 2019 Phase 2 Plan during each of the three and six months ended June 30, 2020. These asset impairments are recorded with a corresponding reduction to "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded with a corresponding reduction to the restructuring liability and therefore, are not included in the table above.

Notes to Consolidated Financial Statements (unaudited) - Continued
14. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax, and after-tax components of GCP's other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Currency translation adjustments (1)	$4.7	$0.2	$4.9
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive income attributable to GCP shareholders	$4.6	$0.2	$4.8

	Six Months Ended June 30, 2020
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.1	$—	$0.1
Currency translation adjustments	(28.7)	(0.2)	(28.9)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(28.5)	$(0.2)	$(28.7)

	Three Months Ended June 30, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments	$(3.9)	$—	$(3.9)
Other comprehensive loss attributable to GCP shareholders	$(3.9)	$—	$(3.9)

	Six Months Ended June 30, 2019
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Currency translation adjustments(1)	$(0.6)	—	$(0.6)
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive loss attributable to GCP shareholders	$(0.7)	$—	$(0.7)
_____________________
(1) Currency translation adjustments related to the net investment hedge are presented net of income taxes, as discussed in Note 5, "Derivative Instruments."
The following tables present the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2020 and 2019:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2019	$(2.7)	$(114.2)	$(0.1)	$(117.0)
Current period other comprehensive income (loss)	0.1	(28.9)	0.1	(28.7)
Balance, June 30, 2020	$(2.6)	$(143.1)	$—	$(145.7)

Notes to Consolidated Financial Statements (unaudited) - Continued

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
Current period other comprehensive loss	—	(0.6)	(0.1)	(0.7)
Balance, June 30, 2019	$(2.2)	$(118.4)	$(0.1)	$(120.7)
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
GCP estimates the fair value of equity awards issued at the grant date which is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, over the employee’s requisite service period for each separately vesting portion of the award. Total stock-based compensation expense is included in "Income from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations and was $1.5 million and $2.3 million, respectively, during the three and six months ended June 30, 2020, and $3.1 million and $5.0 million, respectively, during the three and six months ended June 30, 2019.
The Company issues new shares of common stock upon exercise of stock options. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the six months ended June 30, 2020 and 2019, GCP withheld and retained approximately 17,300 shares and 125,700 shares, respectively, in a non-cash transaction with a cost of $0.3 million and $3.2 million, respectively, which were reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Stockholders' Equity. During the six months ended June 30, 2020 and 2019, cash payments for such tax withholding obligations were $0.3 million and $3.2 million, respectively.
As of June 30, 2020, approximately 7.5 million shares of common stock were reserved and available for future grant under the Plan.
Stock Options
There were no stock options granted during the three and six months ended June 30, 2020.
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the six months ended June 30, 2019:

Six Months Ended June 30,
Assumptions used to calculate expense for stock options:	2019
Risk-free interest rate	2.35 - 2.64%
Average life of options (years)	5.5 - 6.5
Volatility	28.02 - 28.59%
Dividend yield	—
Weighted average fair value per stock option	$8.74

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table sets forth information relating to stock options denominated in GCP stock during the six months ended June 30, 2020:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2019	1,284	$22.66	3.18	$3,171
Options exercised	(40)	18.22
Options forfeited/expired/canceled	(285)	19.88
Outstanding, June 30, 2020	959	$23.67	3.62	$522
Exercisable, June 30, 2020	792	$22.92	3.23	$522
Vested and expected to vest, June 30, 2020	950	$23.63	3.60	$522
The weighted average grant date fair value of options granted during the three months ended June 30, 2019 was $9.58. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of June 30, 2020 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the six months ended June 30, 2020 was $0.1 million, and during the three and six months ended June 30, 2019 were $0.8 million and $2.5 million, respectively.
At June 30, 2020, total unrecognized stock-based compensation expense for stock options outstanding was $0.4 million and is expected to be recognized over the weighted-average period of approximately 1.0 years.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of June 30, 2020, $7.9 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 1.8 years.
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
The following table sets forth the RSU activity for the six months ended June 30, 2020:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	156	$27.33
RSUs settled	(48)	28.14
RSUs forfeited	(2)	22.83
RSUs granted	190	21.11
RSUs outstanding, June 30, 2020	296	$23.16
Expected to vest as of June 30, 2020	276	$23.23

Notes to Consolidated Financial Statements (unaudited) - Continued
        There were no RSUs granted during the three months ended June 30, 2020. The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2019 was $29.52 per share. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2020 and 2019 was $21.11 and $26.91 per share, respectively. During the six months ended June 30, 2020 and 2019, GCP distributed 48,000 shares and 237,000 shares, respectively, to settle RSUs upon vesting. The fair value of RSUs vested during the six months ended June 30, 2020 and 2019 was $1.0 million and $6.1 million, respectively.
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
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
Assumptions used to calculate expense for PBUs:	2020	2019
Expected Term (Remaining Performance Period)	2.85	2.86
Expected volatility	29.85%	28.46%
Risk-free interest rate	1.21%	2.48%
Expected dividends	—	—
Correlation coefficient	53.43%	54.81%
Median correlation coefficient of constituents	54.01%	57.09%

The following table sets forth the PBU activity for the six months ended June 30, 2020:

PBU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	382	$29.51
PBU's settled	—	—
PBU's forfeited	(114)	28.18
PBU's granted	146	22.41
Outstanding, June 30, 2020	414	$27.37

The weighted average grant date fair value of PBUs granted during the six months ended June 30, 2020 and 2019 was $22.41 and $27.40 per share, respectively. During the six months ended June 30, 2019, GCP distributed 76461 shares to settle PBUs upon vesting. GCP expects to settle in stock all future PBU vestings. The fair value of PBUs vested during the six months ended June 30, 2019 was $2.0 million.

Notes to Consolidated Financial Statements (unaudited) - Continued
16. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Numerators
(Loss) income from continuing operations attributable to GCP shareholders	$(1.3)	$3.1	$0.1	$17.7
(Loss) income from discontinued operations, net of income taxes	—	(0.5)	(0.3)	6.3
Net (loss) income attributable to GCP shareholders	$(1.3)	$2.6	$(0.2)	$24.0
Denominators
Weighted average common shares—basic calculation	72.9	72.6	72.9	72.5
Dilutive effect of employee stock awards(2)	—	0.4	0.1	0.4
Weighted average common shares—diluted calculation	72.9	73.0	73.0	72.9
Basic earnings (loss) per share:(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.02)	$0.04	$—	$0.24
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$—	$0.09
Net (loss) income attributable to GCP shareholders(1)	$(0.02)	$0.04	$—	$0.33
Diluted earnings (loss) per share:(2)
(Loss) income from continuing operations attributable to GCP shareholders	$(0.02)	$0.04	$—	$0.24
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$—	$0.09
Net (loss) income attributable to GCP shareholders(1)	$(0.02)	$0.04	$—	$0.33
________________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.
GCP uses the treasury stock method to compute diluted earnings (loss) per share. During the three months ended June 30, 2020, there were no anti-dilutive shares based on the treasury stock method as a result of a loss from continuing operations incurred during the period. During the six months ended June 30, 2020, 0.8 million of anti-dilutive stock awards were excluded from the computation of diluted earnings per share during each period based on the treasury stock method as a result of income from continuing operations generated during the periods then ended. During the three and six months ended June 30, 2019, 0.6 million of such anti-dilutive stock awards were excluded from the computation of diluted earnings per share.

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
        Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes including any related interest, penalties or audit adjustments reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes including any related interest, penalties or audit adjustments reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of June 30, 2020 and December 31, 2019, GCP has recorded $3.5 million of indemnified receivables in "Other assets" and $0.9 million and $1.0 million, respectively, of indemnified payables in "Other current liabilities" in the accompanying unaudited Consolidated Balance Sheets.
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
Operating Segment Data
The following table presents information related to GCP's operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net Sales
Specialty Construction Chemicals	$115.9	$150.4	$241.3	$282.1
Specialty Building Materials	79.5	111.8	170.8	206.2
Total net sales	$195.4	$262.2	$412.1	$488.3
Segment Operating Income
Specialty Construction Chemicals segment operating income	$9.9	$14.2	$17.8	$22.1
Specialty Building Materials segment operating income	11.0	22.3	24.7	38.2
Total segment operating income	$20.9	$36.5	$42.5	$60.3

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
Total segment operating income for the three and six months ended June 30, 2020 and 2019 is reconciled below to "Income from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total segment operating income(1)	$20.9	$36.5	$42.5	$60.3
Corporate costs	(6.3)	(9.4)	(12.1)	(19.3)
Certain pension costs	(1.3)	(2.0)	(2.6)	(3.9)
Shareholder activism and other related costs(2)	(3.8)	(1.1)	(7.4)	(3.6)
Repositioning expenses	(1.0)	(5.8)	(3.7)	(11.2)
Restructuring expenses and asset impairments	(0.4)	(4.4)	(3.5)	(5.0)
Third-party and other acquisition-related costs	(0.2)	—	(0.7)	(0.1)
Legacy product, environmental and other claims	—	(0.1)	—	(0.1)
Net income attributable to noncontrolling interests	0.1	—	0.2	0.2
Interest expense, net	(4.7)	(4.9)	(9.8)	(10.1)
Income from continuing operations before income taxes	$3.3	$8.8	$2.9	$7.2
__________________________
(1)Certain amounts related to COVID-19 costs have been reclassified between segments' operating income and corporate expenses that do not get allocated directly to the segments. Such reclassifications have not materially affected previously reported amounts.
(2)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters.
Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data
        The table below presents information related to the geographic areas in which GCP operates.

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net Sales
United States	$106.3	$126.6	$219.3	$234.4
Canada and Other	6.0	9.2	12.2	14.9
Total North America	112.3	135.8	231.5	249.3
Europe Middle East Africa	34.6	52.3	78.9	98.7
Asia Pacific	39.7	58.9	80.0	109.6
Latin America	8.8	15.2	21.7	30.7
Total	$195.4	$262.2	$412.1	$488.3
Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three and six months ended June 30, 2020 and 2019. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of June 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
19. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. In January 2020, the final remaining delayed closing in Venezuela was completed which did not result in a gain or a loss recognized during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain on sale of $7.2 million. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “(Loss) income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, with the exception of operations in Venezuela which were deconsolidated during 2017.
As of December 31, 2019, an asset of $0.5 million related to operations in Venezuela and a liability of $0.5 million related to the deferred sale proceeds received on July 3, 2017 were recognized in "Non-current assets held for sale" and “Other current liabilities” in the Consolidated Balance Sheets. During the six months ended June 30, 2020, GCP derecognized the entire asset and liability amounts due to completing the delayed closing in Venezuela and recognizing the related sale proceeds. As of June 30, 2020, there were no remaining assets held for sale and no remaining liabilities for the consideration received on July 3, 2017 related to the delayed closings in connection with the sale of Darex.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the six months ended June 30, 2019:

Six Months Ended June 30,
(In millions)	2019
Net proceeds included in gain	$12.7
Net assets derecognized	(3.1)
Gain recognized before income taxes	9.6
Tax effect of gain recognized	(2.4)
Gain recognized after income taxes	$7.2
In connection with the Disposition and related gain, as noted above, the Company recorded tax expense of $2.4 million within discontinued operations during the six months ended June 30, 2019.
In connection with the Disposition, the Company and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold in order to manufacture and prepare for shipping certain products related to product lines that the Company continues to own. The Company and Henkel expect these services to be provided for a period of 38 months following the closing date.
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of June 30, 2020 and December 31, 2019, GCP has recorded an indemnification payable of $0.9 million as a result of the Disposition.

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table sets forth the components of "(Loss) income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations(1):

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2019	2020	2019
Net sales	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	0.6	0.2	0.9
Restructuring expenses and asset impairments	0.1	—	0.2
Gain on sale of business	—	—	(9.6)
Other (income) expenses, net	(0.1)	0.1	—
(Loss) income from discontinued operations before income taxes	(0.6)	(0.3)	8.5
Benefit (provision) for income taxes	0.1	—	(2.2)
(Loss) income from discontinued operations, net of income taxes	$(0.5)	$(0.3)	$6.3
_____________________
(1)There was no activity during the three months ended June 30, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
20. Subsequent Events

Related Party Transaction

During the three months ended June 30, 2020, Starboard Value LP and certain of its affiliates ('Starboard") with an ownership interest of approximately 9% of the Company's outstanding common shares, filed a proxy statement with the SEC seeking an election of eight of its nominees to the GCP Board of Directors at the Company’s upcoming 2020 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting held on May 28, 2020, GCP stockholders voted to elect all eight nominees designated by Starboard to serve on GCP's Board of Directors. On July 2, 2020, the Company agreed to reimburse Starboard up to an amount of approximately $2.0 million for fees and expenses it incurred in connection with the election of its nominees. The Company paid $2.0 million of such costs to Starboard subsequent to July 2, 2020.

Sale of Corporate Headquarters

On July 2, 2020, GCP entered into a Real Estate Purchase and Sale Agreement (the "Agreement") with IQHQ, L.P. for a sale and subsequent leaseback of its corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts 02140 for total consideration of $125.0 million in a transaction that closed on July 31, 2020. On the closing date, the Company received cash proceeds of $122.5 million, net of the related transaction costs and commissions, pursuant to the sale of the property. The initial rent-free lease term of eighteen months commenced on July 31, 2020 and can be extended for an additional six months at GCP's option, subject to monthly rental payments of $0.6 million. Under the terms of the lease, GCP is required to pay operating expenses, utilities, insurance, real estate taxes and assessments applicable to the property, as well as certain repairs and maintenance costs. The Company is currently assessing the impact of the transaction on its results of operations, financial position and cash flows as the accounting for the transaction was incomplete as of the financial statements issuance date.

Share Repurchase Program
On July 30, 2020, the Board of Directors (the “Board”) of GCP authorized a program to repurchase up to $100 million of the Company’s common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. The Company plans to fund repurchases from its existing cash balance. No shares were repurchased by the Company subsequent to July 30, 2020.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2020 as the "second quarter", the quarter ended June 30, 2019 as the "prior-year quarter", the quarter ended March 31, 2020 as the "first quarter", and the quarter ending September 30, 2020 as the "third quarter". Additionally, we generally refer to the six months ended June 30, 2020 as the "six months", and the six months ended June 30, 2019 as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures.
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
We operate our business on a global scale. During the six months, approximately 47% of our sales were generated outside of the U.S. We operate in over 30 countries and conduct business in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Impact of COVID-19 Pandemic
We have been closely monitoring the impact of COVID-19 and managing its effects on our business globally as the situation continues to evolve rapidly.
COVID-19 began emerging in the latter half of the first quarter resulting in temporary mandated closures of our manufacturing operations, primarily in China. During the second quarter, the pandemic spread and intensified throughout the world resulting in mandated and voluntary closures of some of our manufacturing operations and administrative offices. During this time, we focused on protecting the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, while seeking to meet the needs of our global customers and suppliers. We activated our business continuity team which is comprised of commercial, procurement, supply chain, and operations professionals. These professionals work with all facets of the GCP organization to maintain health and safety while continuing to service our customers. Responsive measures we adopted include working remotely when possible, establishing procedures for deep cleaning of facilities, restricting business travel, providing personal protective equipment, using appropriate social distancing practices, and restricting visitor access to facilities.
As construction was allowed to continue in a number of our geographic markets for a majority of the first quarter, COVID-19 did not have a material effect on our overall results of operations during the first quarter, although temporary mandated closures of our manufacturing operations, primarily in China, began to negatively impact our revenue and profitability in the latter half of the first quarter. COVID-19 has negatively impacted our operating results during the second quarter due primarily to periodic closures of our facilities in all regions in which we operate, and periodic mandatory halts of construction activity in specific cities and countries around the world by government authorities or voluntary closures due to safety concerns. Our customers experienced similar disruptions as a result of the pandemic, which has resulted in reduced customer demand and orders for our products. We have taken actions to preserve our liquidity by reducing discretionary spending and certain planned capital expenditures.

It is difficult for us to predict at this time the duration and extent of the impact of COVID-19 on the global construction industry, our business, financial position, results of operations, or liquidity. Factors we are monitoring to assess the potential duration and extent of the impact of COVID-19 on our operations include the health of the global economy and construction industry, specifically on demand drivers for our construction products, as well as operational disruptions including those resulting from government actions, such as mandatory halts of construction activity, travel restrictions, as well as facility and work site closures. Due to this uncertainty, we believe the impact of COVID-19 may continue to negatively impact our performance in future periods, and there can be no assurance that a continued or deepening impact of COVID-19 would not have a material adverse effect on our future results of operations or cash flows. We will continue to prioritize the health and safety of our employees and serving our customers while minimizing disruption to the extent possible. We will also continue to monitor the health of the construction industry in the geographic markets in which we operate and respond accordingly.
The following is an overview of our financial performance for the second quarter and six months compared with the prior-year periods.

(In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$195.4	$262.2	(25.5)%	$412.1	$488.3	(15.6)%
Cost of goods sold	119.0	163.2	(27.1)%	253.8	307.1	(17.4)%
Gross profit	76.4	99.0	(22.8)%	158.3	181.2	(12.6)%
Gross margin	39.1%	37.8%	1.3 pts	38.4%	37.1%	1.3 pts
Selling, general and administrative expenses	65.7	71.4	(8.0)%	133.8	140.4	(4.7)%
Research and development expenses	3.7	4.6	(19.6)%	8.6	9.3	(7.5)%
Interest expense and related financing costs	5.0	5.7	(12.3)%	10.7	11.6	(7.8)%
Repositioning expenses	1.0	5.8	(82.8)%	3.7	11.2	(67.0)%
Restructuring expenses and asset impairments	0.4	4.4	(90.9)%	3.5	5.0	(30.0)%
Other income, net	(2.7)	(1.7)	58.8%	(4.9)	(3.5)	40.0%
Total costs and expenses	73.1	90.2	(19.0)%	155.4	174.0	(10.7)%
Income from continuing operations before income taxes	3.3	8.8	(62.5)%	2.9	7.2	(59.7)%
(Provision for) benefit from income taxes	(4.5)	(5.7)	(21.1)%	(2.6)	10.7	NM
(Loss) income from continuing operations	(1.2)	3.1	NM	0.3	17.9	(98.3)%
(Loss) income from discontinued operations, net of income taxes	—	(0.5)	100.0%	(0.3)	6.3	NM
Net (loss) income	(1.2)	2.6	NM	—	24.2	(100.0)%
Less: Net income attributable to noncontrolling interests	(0.1)	—	(100.0)%	(0.2)	(0.2)	—%
Net (loss) income attributable to GCP shareholders	$(1.3)	$2.6	NM	$(0.2)	$24.0	NM
Diluted EPS from continuing operations	$(0.02)	$0.04	NM	$—	$0.24	(100.0)%
Net sales:
Specialty Construction Chemicals	$115.9	$150.4	(22.9)%	$241.3	$282.1	(14.5)%
Specialty Building Materials	79.5	111.8	(28.9)%	170.8	206.2	(17.2)%
Total GCP net sales	$195.4	$262.2	(25.5)%	$412.1	$488.3	(15.6)%
Net sales by region:
North America	$112.3	$135.8	(17.3)%	$231.5	$249.3	(7.1)%
Europe Middle East Africa (EMEA)	34.6	52.3	(33.8)%	78.9	98.7	(20.1)%
Asia Pacific	39.7	58.9	(32.6)%	80.0	109.6	(27.0)%
Latin America	8.8	15.2	(42.1)%	21.7	30.7	(29.3)%
Total net sales by region	$195.4	$262.2	(25.5)%	$412.1	$488.3	(15.6)%

Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.
•Net sales decreased 25.5% to $195.4 million.
•Gross profit decreased 22.8% to $76.4 million; gross margin increased approximately 130 basis points to 39.1%.
•Selling, general, and administrative expenses decreased 8.0% to $65.7 million.
•Loss from continuing operations attributable to GCP shareholders was $1.3 million, or $0.02 per diluted share, compared to income from continuing operations attributable to GCP shareholders of $3.1 million, or $0.04 per diluted share, for the prior-year quarter.
•Adjusted EPS was $0.09 per diluted share compared to $0.19 in the prior-year quarter.
•Adjusted EBIT decreased 47.0% to $13.3 million.
•Adjusted EBITDA decreased 30.7% to $25.0 million.

GCP Overview
Net Sales and Gross Margin

The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the period.

	Three Months Ended June 30, 2020 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(20.8)%	0.3%	(2.4)%	(22.9)%
Specialty Building Materials	(27.4)%	(0.6)%	(0.9)%	(28.9)%
Net sales	(23.6)%	(0.1)%	(1.8)%	(25.5)%
By Region:
North America	(16.2)%	(1.1)%	—%	(17.3)%
Europe Middle East Africa	(32.5)%	0.5%	(1.8)%	(33.8)%
Asia Pacific	(30.4)%	(0.1)%	(2.1)%	(32.6)%
Latin America	(33.3)%	5.2%	(14.0)%	(42.1)%

	Six Months Ended June 30, 2020 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(12.8)%	0.3%	(2.0)%	(14.5)%
Specialty Building Materials	(16.4)%	—%	(0.8)%	(17.2)%
Net sales	(14.3)%	0.2%	(1.5)%	(15.6)%
By Region:
North America	(6.6)%	(0.4)%	(0.1)%	(7.1)%
Europe Middle East Africa	(18.8)%	0.5%	(1.8)%	(20.1)%
Asia Pacific	(25.2)%	(0.2)%	(1.6)%	(27.0)%
Latin America	(23.8)%	6.3%	(11.8)%	(29.3)%

Net sales of $195.4 million for the second quarter decreased $66.8 million, or 25.5%, from the prior-year quarter primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation. Sales volumes decreased within SCC and SBM in all regions resulting primarily from lower construction and manufacturing activity due to COVID-19.
Gross profit of $76.4 million for the second quarter decreased by $22.6 million, or 22.8%, from the prior-year quarter primarily due to lower sales volumes in SCC and SBM. Gross margin increased 130 basis points to 39.1% primarily due to lower raw material, labor and freight costs which more than offset the unfavorable impact of lower volumes. The unfavorable impact resulted from the lower absorption of fixed manufacturing costs and idle direct labor incurred during temporary closure of our manufacturing facilities due to COVID-19, and the incremental direct cost of personal protective equipment to ensure health and safety of our employees.
Net sales of $412.1 million for the six months decreased by $76.2 million, or 15.6%, compared with the prior-year period primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation. Sales volumes decreased within SCC and SBM in all regions resulting primarily from lower construction and manufacturing activity due to COVID-19 which began to negatively impact our sales volumes starting in the latter half of the first quarter. The unfavorable impact of the pandemic was partially offset by increased volumes in North America in the first quarter and the latter part of the second quarter.

Gross profit was $158.3 million for the six months, a decrease of $22.9 million, or 12.6%, compared with the prior-year period, primarily due to lower sales volumes in SCC and SBM. Gross margin increased 130 basis points to 38.4% primarily due to lower raw material, labor and freight costs which more than offset the unfavorable impact of lower volumes. The unfavorable impact resulted from the lower absorption of fixed manufacturing costs and idle direct labor incurred during temporary closure of our manufacturing facilities due to COVID-19, and the incremental direct cost of personal protective equipment to ensure health and safety of our employees.
Selling, General, and Administration Expenses
Selling, general and administrative costs of $65.7 million decreased $5.7 million, or 8.0%, for the second quarter compared to $71.4 million for the prior-year quarter primarily due to reduced discretionary spending, benefits from our productivity initiatives and lower employee-related costs resulting from restructuring programs. These favorable impacts were partially offset by increased shareholder activism and other related costs, as well as increased expenses related to our growth initiatives. We incurred shareholder activism and other related costs of $3.8 million and $1.1 million, respectively, during the second quarter and prior-year quarter in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters.
Selling, general and administrative costs of $133.8 million decreased $6.6 million, or 4.7%, for the six months compared to $140.4 million for the prior-year period primarily due to reduced discretionary spending, benefits from our productivity initiatives, lower employee-related costs resulting from restructuring programs and lower pension costs. These favorable impacts were partially offset by increased shareholder activism and other related costs, as well as increased expenses related to our growth initiatives. We incurred shareholder activism and other related costs of $7.4 million and $3.6 million, respectively, during the six months and prior-year period.

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
        We expect to realize total annualized pre-tax cost savings associated with the 2019 Plan of approximately $22 million to $28 million by the end of 2021, which are expected to benefit both the SCC and SBM operating segments. During the year ended December 31, 2019, we achieved pre-tax cost savings of approximately $6.6 million. During the second quarter and the six months, we achieved total pre-tax cost savings of approximately $1.5 million and $3.8 million, respectively. We expect to achieve approximately $10.5 million in pre-tax cost savings by the end of 2020 primarily through a reduction in cost of goods sold as a result of supply chain, warehouse operations, and logistical enhancements. Substantially all of the activities under the 2019 Plan are expected to be completed by December 31, 2020.
        2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities.
We expect to realize total annualized pre-tax cost savings associated with the 2019 Phase 2 Plan of approximately $30 million to $35 million by the end of 2021, which are expected to benefit both the SCC and SBM operating segments. During the year ended December 31, 2019, we achieved pre-tax cost savings of approximately $3.1 million through a reduction in general and administrative expenses. During the second quarter, we achieved total pre-tax cost savings of approximately $2.7 million, or approximately $10.8 million on an annualized basis, through a reduction in general and administrative expenses. With the exception of asset impairments, substantially all of the restructuring and repositioning activities are expected to be settled in cash and completed by December 31, 2021.
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
"Certain pension costs" represent ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits. Certain pension costs during the second quarter and six months were $1.3 million and $2.6 million, respectively, compared with $2.0 million and $3.9 million, respectively, for the corresponding prior-year periods. The decrease was primarily due to lower interest cost for the U.S plans resulting from lower discount rates and the amendment of the GCP Applied Technologies Inc. UK Retirement Plan to freeze plan benefit accruals effective December 31, 2019. We did not incur any "pension market-to-market adjustment and other related costs" in the second quarter and six months or the corresponding prior-year periods.
We sponsor a defined contribution retirement plan for our employees in the U.S., which is a qualified plan under section 401(k) of the U.S. tax code. Costs related to this plan totaled $0.9 million and $2.2 million, respectively, for the second quarter and six months and $1.2 million and $2.5 million, respectively, for the corresponding prior-year periods.
Other Income, Net
Other income, net consists primarily of interest income, foreign currency exchange gains (losses), defined benefit pension expenses exclusive of service costs, income from our Transition Services Agreement related to the sale of Darex, and other items.
Other income, net was $2.7 million and $1.7 million, respectively, during the second quarter and the prior-year quarter. The increase of $1.0 million was primarily due to higher foreign currency exchange gains compared to the prior-year quarter, partially offset by lower interest income.
Other income, net was $4.9 million and $3.5 million, respectively, during the six months and the prior-year period. The increase of $1.4 million was primarily due to higher foreign currency exchange gains compared to the prior-year period, partially offset by lower interest income.
Income Taxes
        Income taxes attributable to continuing operations during the second quarter and the prior-year quarter was income tax expense of $4.5 million and $5.7 million, respectively, representing effective tax rates of 136.4% and 64.8%, respectively. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the second quarter was primarily due to the reversal of $3.2 million of tax benefits recognized in the first quarter due to the CARES Act, and tax expense of $0.4 million and $0.4 million, respectively, for unrecognized tax benefits and valuation allowances. During the first quarter as a result of the CARES Act, we booked a $3.2 million benefit related to the carryback of its anticipated loss. As a result of changes in our forecasted income during the second quarter, we no longer expect to have a net operating loss carryback for 2020 and have reversed the $3.2 million benefit. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate during the prior-year quarter was primarily due to $2.2 million of tax expense relating to foreign tax rate differential.
Income tax attributable to continuing operations during the six months and the prior-year period was an income tax expense of $2.6 million and an income tax benefit of $10.7 million, respectively, representing effective tax rates of 89.7% and 148.6%, respectively. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the six months was primarily due to a tax expense of $0.7 million and $1.0 million, respectively, for increases in unrecognized tax benefits and valuation allowances. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the prior-year period was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019 resulting in a tax benefit from the release of unrecognized tax benefits in the amount of $20.2 million, partially offset by a tax expense of $3.6 million resulting from changes to our 2017 income tax liability and Transition Tax.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when tax efficient.

(Loss) Income from Continuing Operations Attributable to GCP Shareholders
Loss from continuing operations attributable to GCP shareholders was $1.3 million for the second quarter compared to income from continuing operations attributable to GCP shareholders of $3.1 million for the prior-year quarter. The change was primarily due to lower gross profit compared to the prior-year quarter due to lower sales volumes, partially offset by reduced restructuring and repositioning costs, lower selling, general and administrative expenses and lower income tax expense.
Income from continuing operations attributable to GCP shareholders was $0.1 million for the six months compared to $17.7 million for the prior-year period. The decrease was primarily due to lower gross profit due to lower sales volumes and higher income tax expense. Such unfavorable impacts were partially offset by reduced restructuring and repositioning costs, lower selling, general and administrative expenses and higher "other income, net."

Operating Segment Overview
The following is an overview of the financial performance of the SCC and SBM operating segments for the second quarter and six months compared with the prior-year periods. For further information on our accounting policies related to allocating certain functional and corporate costs and measuring segment operating income, please refer to Note 18, “Operating Segment and Geographic Information” in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" on this Quarterly Report on Form 10-Q. Refer to the table in the “Analysis of Operations” section below for the related segment financial performance information.
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

Specialty Construction Chemicals (SCC)
Net Sales and Gross Margin
Net sales were $115.9 million for the second quarter, a decrease of $34.5 million, or 22.9%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes in all regions and the unfavorable impact of foreign currency translation, partially offset by increased pricing in Latin America.
Sales volumes decreased 20.8% in the second quarter compared with the prior-year quarter resulting primarily from lower construction and manufacturing activity due to COVID-19. Concrete and Cement volumes decreased 20.7% and 22.9%, respectively.
Gross profit was $45.3 million for the second quarter, a decrease of $8.3 million, or 15.5%, compared with the prior-year quarter, primarily due to lower sales volumes. Gross margin increased 350 basis points to 39.1% compared with the prior-year quarter primarily due to raw materials deflation, improved operations and logistics productivity, as well as favorable regional mix, which more than offset the unfavorable impact of lower volumes resulting in reduced operating leverage.
Net sales were $241.3 million for the six months, a decrease of $40.8 million, or 14.5%, compared with the prior-year period. The decrease was primarily due to lower sales volumes in all regions and the unfavorable impact of foreign currency translation, partially offset by increased pricing in Latin America.

Sales volumes decreased 12.8% for the six months compared with the prior-year period due to lower construction and manufacturing activity resulting from COVID-19 which began to negatively impact our sales volumes in the latter half of the first quarter. This unfavorable impact was partially offset by increased volumes in North America during the first quarter and the latter part of the second quarter. Concrete and Cement volumes decreased 12.7% and 14.0%, respectively, for the six months compared with the prior-year period.
Gross profit was $92.4 million for the six months, a decrease of $5.5 million, or 5.6%, compared with the prior-year period, primarily due to lower sales volumes. Gross margin increased 360 basis points to 38.3% compared with the prior-year period primarily due to raw materials deflation, improved operations and logistics productivity, as well as favorable regional sales mix, which more than offset the unfavorable impact of lower volumes, resulting in reduced operating leverage.
Segment Operating Income and Operating Margin
Segment operating income of $9.9 million for the second quarter decreased $4.3 million, or 30.3%, compared with the prior-year quarter, primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending and lower employee-related costs resulting from restructuring programs. Segment operating margin of 8.5% decreased 90 basis points compared with the prior-year quarter primarily due to lower sales volumes impacting operating leverage, partially offset by higher gross margin.
Segment operating income of $17.8 million for the six months decreased $4.3 million, or 19.5%, compared with the prior-year period, primarily due to lower gross profit. Operating expenses were flat for the six months compared to the prior-year period as higher depreciation and amortization costs and increased expenses related to our growth initiatives were partially offset by reduced discretionary spending and lower employee-related costs resulting from restructuring programs. Segment operating margin of 7.4% decreased 40 basis points compared with the prior-year period primarily due to lower sales volumes impacting operating leverage, partially offset by higher gross margin.

Specialty Building Materials (SBM)
Net Sales and Gross Margin
Net sales were $79.5 million for the second quarter, a decrease of $32.3 million, or 28.9%, compared with the prior-year quarter due to lower sales volumes in all regions.
Sales volumes decreased 27.4% in the second quarter compared with the prior-year quarter due to lower construction and manufacturing activity in all regions resulting primarily from COVID-19. Building Envelope, Residential and Specialty Construction Products volumes declined 29.5%, 26.5% and 23.3%, respectively, for the six months compared with the prior-year period.
Gross profit was $31.6 million for the second quarter, a decrease of $14.4 million, or 31.3%, primarily due to lower sales volumes. Gross margin decreased 140 basis points to 39.7% from the prior-year quarter primarily due to the unfavorable impact of lower volumes resulting in reduced operating leverage, partially offset by raw material deflation.
Net sales were $170.8 million for the six months, a decrease of $35.4 million, or 17.2%, compared with the prior-year period due to lower sales volumes in all regions.
Sales volumes decreased 16.4% in the six months compared with the prior-year period due to lower construction and manufacturing activity in all regions resulting primarily from COVID-19 which began to negatively impact our sales volumes starting with the latter half of the first quarter. Building Envelope, Residential and Specialty Construction Products volumes declined 20.3%, 18.2% and 7.0%, respectively, for the six months compared with the prior-year period.
Gross profit was $66.8 million for the six months, a decrease of $17.4 million, or 20.7%, primarily due to lower sales volumes. Gross margin decreased 170 basis points to 39.1% from the prior-year period primarily due to the unfavorable impact of lower volumes resulting in reduced operating leverage.

Segment Operating Income and Operating Margin
Segment operating income of $11.0 million decreased by $11.3 million, or 50.7%, compared with the prior-year quarter primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending and lower employee-related costs resulting from restructuring programs. Segment operating margin decreased 610 basis points to 13.8% primarily due to lower sales volumes negatively impacting operating expense leverage and lower gross margin, partially offset by lower operating expenses.
Segment operating income of $24.7 million decreased by $13.5 million, or 35.3%, compared with the prior-year period primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending and lower employee-related costs resulting from restructuring programs. Segment operating margin decreased 400 basis points to 14.5% primarily due to lower sales volumes negatively impacting operating expense leverage and lower gross margin.

Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter compared to the corresponding prior-year quarter. In the Analysis of Operations (the "table"), we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail.
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
In the table, we have provided reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. These non-GAAP financial measures should not be considered substitutes for financial measures calculated in accordance with U.S. GAAP, and the financial results that we calculate and present in the table in accordance with U.S. GAAP, as well as the corresponding reconciliations from those results, should be carefully evaluated as part of this Quarterly Report on Form 10-Q.

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
•Adjusted EBIT Return On Invested Capital (a non-GAAP financial measure)- is defined as Adjusted EBIT (on a trailing four quarters basis) divided by stockholders' equity adjusted for: (i) cash and cash equivalents, (ii) debt, (iii) income tax assets and liabilities, (iv) defined benefit pension plan assets and liabilities, and (iv) certain other assets and liabilities. We manage our operations with the objective of maximizing sales, earnings and cash flow over time which requires that we successfully balance our growth, profitability and working capital and other investments to support sustainable, long-term financial performance. During the second quarter and the prior periods, we used Adjusted EBIT Return On Invested Capital as a performance measure in evaluating operating results, making operating, investment and capital allocation decisions, and balancing the growth and profitability of our operations.

Beginning with the second quarter, we no longer exclude the impact of COVID-19-related costs from our computation of Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted EPS, Adjusted Gross Profit and Adjusted Gross Margin. In the first quarter, these costs consisted of fixed manufacturing costs and discretionary direct labor costs incurred during temporary closure of our manufacturing facilities, primarily in China, as a direct result of the outbreak. The pandemic's ongoing impact on our global operations paired with the potential longevity of its duration and resurgence, as well as the uncertainty related to the timing of development of an antiviral vaccine or a medical treatment to prevent further spread of the virus and facilitate recovery, suggests it may no longer be infrequent or unusual in nature. As a result, we will no longer exclude the impact of COVID-19-related costs from our computation of the aforementioned non-GAAP financial measures starting with the second quarter and going forward.
Beginning with the third quarter and going forward, we will no longer be presenting Adjusted EBIT Return on Invested Capital since management will no longer be relying on this measure when evaluating our financial performance and operating results. We do not believe the presentation of Adjusted EBIT Return on Invested Capital enhances the investors' understanding of our financial performance and results of operations.

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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$9.9	$14.2	(30.3)%	$17.8	$22.1	(19.5)%
Specialty Building Materials segment operating income	11.0	22.3	(50.7)%	24.7	38.2	(35.3)%
Corporate costs (B)	(6.3)	(9.4)	(33.0)%	(12.1)	(19.3)	(37.3)%
Certain pension costs (C)	(1.3)	(2.0)	(35.0)%	(2.6)	(3.9)	(33.3)%
Adjusted EBIT (non-GAAP)	$13.3	$25.1	(47.0)%	$27.8	$37.1	(25.1)%
Legacy product, environmental and other claims	—	(0.1)	100.0%	—	(0.1)	100.0%
Repositioning expenses	(1.0)	(5.8)	(82.8)%	(3.7)	(11.2)	(67.0)%
Restructuring expenses and asset impairments	(0.4)	(4.4)	(90.9)%	(3.5)	(5.0)	(30.0)%
Shareholder activism and other related costs (D)	(3.8)	(1.1)	NM	(7.4)	(3.6)	NM
Third-party and other acquisition-related costs	(0.2)	—	(100.0)%	(0.7)	(0.1)	NM
Interest expense, net	(4.7)	(4.9)	(4.1)%	(9.8)	(10.1)	(3.0)%
Income tax (provision) benefit	(4.5)	(5.7)	(21.1)%	(2.6)	10.7	NM
(Loss) income from continuing operations attributable to GCP shareholders	$(1.3)	$3.1	NM	$0.1	$17.7	(99.4)%
(Loss) income from continuing operations attributable to GCP shareholders a percentage of net sales	(0.7)%	1.2%	(1.9) pts	—%	3.6%	(3.6) pts
Diluted EPS from continuing operations (GAAP)	$(0.02)	$0.04	NM	$—	$0.24	(100.0)%
Adjusted EPS (non-GAAP)	$0.09	$0.19	(52.6)%	$0.19	$0.26	(26.9)%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Gross Profit:
Specialty Construction Chemicals	$45.3	$53.6	(15.5)%	$92.4	$97.9	(5.6)%
Specialty Building Materials	31.6	46.0	(31.3)%	66.8	84.2	(20.7)%
Adjusted Gross Profit (non-GAAP)	76.9	99.6	(22.8)%	159.2	182.1	(12.6)%
Corporate costs and pension costs in cost of goods sold (C)	(0.5)	(0.6)	(16.7)%	(0.9)	(0.9)	—%
Total GCP Gross Profit (GAAP)	$76.4	$99.0	(22.8)%	$158.3	$181.2	(12.6)%
Gross Margin:
Specialty Construction Chemicals	39.1%	35.6%	3.5 pts	38.3%	34.7%	3.6 pts
Specialty Building Materials	39.7%	41.1%	(1.4) pts	39.1%	40.8%	(1.7) pts
Adjusted Gross Margin (non-GAAP)	39.4%	38.0%	1.4 pts	38.6%	37.3%	1.3 pts
Corporate costs and pension costs in cost of goods sold	(0.3)%	(0.2)%	(0.1) pts	(0.2)%	(0.2)%	— pts
Total GCP Gross Margin (GAAP)	39.1%	37.8%	1.3 pts	38.4%	37.1%	1.3 pts
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$9.9	$14.2	(30.3)%	$17.8	$22.1	(19.5)%
Specialty Building Materials segment operating income	11.0	22.3	(50.7)%	24.7	38.2	(35.3)%
Corporate and certain pension costs	(7.6)	(11.4)	(33.3)%	(14.7)	(23.2)	(36.6)%
Total GCP Adjusted EBIT (non-GAAP)	$13.3	$25.1	(47.0)%	$27.8	$37.1	(25.1)%
Depreciation and amortization:
Specialty Construction Chemicals	$6.8	$6.1	11.5%	$13.2	$11.6	13.8%
Specialty Building Materials	3.6	3.8	(5.3)%	7.2	7.6	(5.3)%
Corporate	1.3	1.1	18.2%	2.3	1.9	21.1%
Total GCP depreciation and amortization	$11.7	$11.0	6.4%	$22.7	$21.1	7.6%
Adjusted EBITDA:
Specialty Construction Chemicals	$16.7	$20.3	(17.7)%	$31.0	$33.7	(8.0)%
Specialty Building Materials	14.6	26.1	(44.1)%	31.9	45.8	(30.3)%
Corporate and certain pension costs	(6.3)	(10.3)	(38.8)%	(12.4)	(21.3)	(41.8)%
Total GCP Adjusted EBITDA (non-GAAP)	$25.0	$36.1	(30.7)%	$50.5	$58.2	(13.2)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	8.5%	9.4%	(0.9) pts	7.4%	7.8%	(0.4) pts
Specialty Building Materials	13.8%	19.9%	(6.1) pts	14.5%	18.5%	(4.0) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	6.8%	9.6%	(2.8) pts	6.7%	7.6%	(0.9) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	14.4%	13.5%	0.9 pts	12.8%	11.9%	0.9 pts
Specialty Building Materials	18.4%	23.3%	(4.9) pts	18.7%	22.2%	(3.5) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	12.8%	13.8%	(1.0) pts	12.3%	11.9%	0.4 pts

Analysis of Operations (In millions)	Four Quarters Ended
	June 30, 2020	June 30, 2019
Calculation of Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital (trailing four quarters):
Income from continuing operations attributable to GCP shareholders (trailing four quarters):	$23.0	$44.6
Stockholders' Equity (end of period)	515.2	512.3
Assets:
Cash and cash equivalents	(318.2)	(279.8)
Pension plans	(23.6)	(22.3)
Income taxes	(17.5)	(26.5)
Other current assets (E)	(15.2)	(11.8)
Other assets (F)	(2.6)	(3.6)
Assets held for sale	—	(0.5)
Subtotal	(377.1)	(344.5)
Liabilities:
Debt*	351.4	349.1
Income taxes	89.7	96.9
Pension plans	68.7	50.5
Other current liabilities (G)	15.9	26.1
Other liabilities (H)	2.1	1.8
Subtotal	527.8	524.4
Total invested capital (end of period)	$665.9	$692.2
Return on Stockholders' Equity	4.5%	8.7%
Adjusted EBIT (trailing four quarters)	$92.5	$108.9
Adjusted EBIT Return On Invested Capital (non-GAAP)	13.9%	15.7%
___________________________________________________________________________________________________________________
(A)Our segment operating income includes only our share of income of consolidated joint ventures.
(B)Management allocates certain corporate costs to each operating segment to the extent such costs are directly attributable to the segments.
(C)Certain pension costs include only ongoing costs, recognized quarterly, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits. “Corporate costs and pension costs in cost of goods sold" represent service costs related to our manufacturing employees. Corporate costs do not include any amounts for pension expense. Other pension-related costs, including annual mark-to-market adjustments, gains or losses from curtailments and terminations, as well as other related costs, are excluded from Adjusted EBIT. These amounts are not used by management to evaluate the performance of our businesses and significantly affect the peer-to-peer and period-to-period comparability of our financial results. Mark-to-market adjustments and other related costs are primarily attributable to changes in financial market values and actuarial assumptions and are not directly related to the operation of our businesses.
(D)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters. For further information, please refer to Note 20, "Subsequent Events" in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" on this Quarterly Report on Form 10-Q.
(E)Other current assets consist of income taxes receivable.
(F)Other assets consist of capitalized financing fees.
(G)Other current liabilities consist of income taxes, restructuring, repositioning, accrued interest and liabilities incurred in association with the Darex divestiture.
(H)Other liabilities consist of other postretirement benefits liabilities.
*Consists of current and non-current components.
NM•Not meaningful.

Corporate Costs
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated or directly attributable to our operating segments.
Corporate costs were $6.3 million for the second quarter, a decrease of $3.1 million, or 33.0%, compared with the prior-year quarter. The decrease was primarily due to lower executive and stock-based compensation, lower costs resulting from our restructuring programs and organization realignment resulting in certain direct costs being allocated directly to operating segments.
Corporate costs were $12.1 million for the six months, a decrease of $7.2 million, or 37.3%, compared with the prior-year period. The decrease was primarily due to lower executive and stock-based compensation, lower costs resulting from our restructuring programs and organization realignment resulting in certain direct costs being allocated directly to operating segments.
Adjusted EBIT
Adjusted EBIT was $13.3 million for the second quarter, a decrease of 47.0% compared with the prior-year quarter primarily due to lower SCC and SBM operating income, partially offset by lower corporate costs.
Adjusted EBIT margin was 6.8% for the second quarter, a decrease of 280 basis points, primarily due to lower sales volumes impacting operating leverage, partially offset by higher gross margin.
Adjusted EBIT was $27.8 million for the six months, a decrease of 25.1% compared with the prior-year period primarily due to lower SCC and SBM operating income, partially offset by lower corporate costs.
Adjusted EBIT margin was 6.7% for the six months, a decrease of 90 basis points, primarily due to lower sales volumes impacting operating leverage, partially offset by higher gross margin.
Adjusted EBITDA
Adjusted EBITDA was $25.0 million for the second quarter, a decrease of 30.7% compared with the prior-year quarter, due to lower Adjusted EBIT. Adjusted EBITDA Margin was 12.8% for the second quarter, a decrease of 100 basis points compared to the prior-year quarter, primarily due to lower sales volumes impacting operating leverage, partially offset by higher gross margin.
Adjusted EBITDA was $50.5 million for the six months, a decrease of 13.2% compared with the prior-year period, primarily due to lower Adjusted EBIT. Adjusted EBITDA Margin was 12.3% for the six months, an increase of 40 basis points compared to the prior-year period, primarily due to higher gross margin, partially offset by lower sales volumes impacting operating leverage.

Adjusted EPS
        The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2020				2019
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$(0.02)				$0.04
Repositioning expenses	$1.0	$0.2	$0.8	0.01	$5.8	$1.5	$4.3	0.06
Restructuring expenses and asset impairments	0.4	0.1	0.3	—	4.4	0.1	4.3	0.06
Third-party and other acquisition-related costs	0.2	—	0.2	—	—	—	—	—
Legacy product, environmental and other claims	—	—	—	—	0.1	—	0.1	—
Shareholder activism and other related costs	3.8	1.0	2.8	0.04	1.1	0.3	0.8	0.01
Discrete tax items, including adjustments to uncertain tax positions	—	(4.0)	4.0	0.06	—	(1.4)	1.4	0.02
Adjusted EPS (non-GAAP)				$0.09				$0.19

	Six Months Ended June 30,
	2020				2019
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$—				$0.24
Repositioning expenses	$3.7	$0.9	$2.8	0.04	$11.2	$2.8	$8.4	0.12
Restructuring expenses and asset impairments	3.5	0.9	2.6	0.04	5.0	0.2	4.8	0.07
Third-party and other acquisition-related costs	0.7	0.2	0.5	0.01	0.1	—	0.1	—
Legacy product, environmental and other claims	—	—	—	—	0.1	—	0.1	—
Shareholder activism and other related costs	7.4	1.9	5.5	0.08	3.6	0.9	2.7	0.04
Discrete tax items, including adjustments to uncertain tax positions	—	(1.5)	1.5	0.02	—	15.0	(15.0)	(0.21)
Adjusted EPS (non-GAAP)				$0.19				$0.26

Return on Stockholders' Equity and Adjusted EBIT Return On Invested Capital
Return on Stockholders' Equity for the second quarter was 4.5% compared to 8.7% in the prior-year quarter. The decrease was primarily driven by lower income from continuing operations attributable to GCP shareholders for the trailing four quarters compared to the corresponding prior period.
Adjusted EBIT Return On Invested Capital for the second quarter was 13.9%, a decrease from 15.7% in the prior-year quarter. The decrease was mainly driven by lower Adjusted EBIT for the trailing four quarters.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        The following is an analysis of our financial condition, liquidity and capital resources at June 30, 2020.
Our principal uses of cash generally consist of capital investments, acquisitions and working capital investments. It is difficult for us to predict at this time the duration and extent of the impact of COVID-19 on our business, financial position, results of operations, or liquidity. Due to this uncertainty, we believe our results of operations and cash flows may be significantly impacted in future periods. We have significant liquidity and capital resources, and we are actively managing our cash flow by reducing planned capital expenditures and managing operating expenses and discretionary spending. We believe our liquidity and capital resources, including cash on hand and cash we expect to generate during 2020 and thereafter, future borrowings, if any, as well as other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and to meet our debt obligations.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions and general corporate purposes.
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the six months, we completed the final remaining delayed closing in Venezuela which did not result in a gain or a loss recognized based on $0.5 million of proceeds received. During the prior-year period, we completed the delayed closing in Indonesia and recognized a gain of $9.6 million on a pre-tax basis and $7.2 million on an after-tax basis based on $12.7 million of proceeds received.

Sale of Corporate Headquarters
On July 2, 2020, we entered into a Real Estate Purchase and Sale Agreement (the "Agreement") with IQHQ, L.P., for a sale and subsequent leaseback of our corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts 02140 for total consideration of $125.0 million in a transaction that closed on July 31, 2020. On the closing date, we received cash proceeds of $122.5 million, net of the related transaction costs and commissions, pursuant to the sale of the property. The initial rent-free lease term of eighteen months commenced on July 31, 2020, and can be extended for an additional six months at our option, subject to monthly rental payments of $0.6 million. Under the terms of the lease, we are required to pay operating expenses, utilities, insurance, real estate taxes and assessments applicable to the property, as well as certain repairs and maintenance costs. We are currently assessing the impact of the transaction on our results of operations, financial position and cash flows as the accounting for the transaction was incomplete as of the financial statements issuance date.
Share Repurchase Program
On July 30, 2020, our Board of Directors (the “Board”) authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. We plan to fund repurchases from our existing cash balance. We did not repurchase any shares subsequent to July 30, 2020.
Cash Resources and Available Credit Facilities
At June 30, 2020, we had available liquidity of $708.2 million, consisting of $318.2 million in cash and cash equivalents, of which $149.1 million was held in the U.S., $347.8 million available under our revolving credit facility, and $42.2 million available under various non-U.S. credit facilities.
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
The following table summarizes our non-U.S. credit facilities as of June 30, 2020:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Maturity Date
Singapore	$6.0	$6.0	2/3/2021
China	6.0	4.9	2/3/2021
Australia	5.5	5.1	2/3/2021
Canada	5.5	5.5	2/3/2021
India	5.0	2.8	2/3/2021
Korea	4.0	4.0	2/3/2021
Hong Kong	3.0	3.0	2/3/2021
Other countries	11.1	10.9	Open ended
Total	$46.1	$42.2

Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$19.9	$(0.7)
Net cash used in investing activities from continuing operations	(18.4)	(27.2)
Net cash used in financing activities from continuing operations	(0.4)	(6.2)
Net cash provided by operating activities from continuing operations during the six months was $19.9 million compared to net cash used of $0.7 million for the prior-year period. The period-over-period change was primarily due to the change in accounts receivable and lower cash paid for restructuring and repositioning, partially offset by higher tax payments. During the six months and the prior-year period, restructuring payments were $2.0 million and $6.3 million, respectively, and repositioning payments were $8.5 million and $11.3 million, respectively.
Net cash used in investing activities from continuing operations during the six months was $18.4 million compared to $27.2 million for the prior-year period. The period-over-period change was primarily due to lower capital expenditures.
Net cash used in financing activities from continuing operations during the six months was $0.4 million compared to $6.2 million for the prior-year period. The period-over-period change was primarily due to lower payments under credit arrangements.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at June 30, 2020 and December 31, 2019 was $351.4 million and $349.2 million, respectively.
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
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 6, "Debt and Other Borrowings", in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for additional information regarding our debt. As of June 30, 2020, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of June 30, 2020.
Credit Agreement
        As of June 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility and $2.2 million in outstanding letters of credit, which resulted in available credit of $347.8 million under the Revolving Credit Facility. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to our Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. We were in compliance with all covenant terms as of June 30, 2020 and December 31, 2019. There were no events of default as of June 30, 2020 or December 31, 2019.

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
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans' status during the six months and the prior-year period, there were no minimum required payments under ERISA. We made contributions of $0.6 million and $0.7 million, respectively, to the U.S. pension plans during the second quarter and six months. There were no contributions made to these plans during the corresponding prior-year periods. We intend to fund non-U.S. pension plans based upon applicable legal requirements, as well as actuarial and trustee recommendations. During the second quarter and the six months, we contributed $0.3 million and $0.8 million, respectively, to the non-U.S. plans. During the prior-year quarter and the prior-year period, we contributed $0.6 million and $1.5 million, respectively, to the non-U.S. plans. Please refer to Note 9, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for further discussion on our pension and other postretirement benefit plans.
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
We continue to account for our operations in Argentina as a highly inflationary economy. Losses related to the remeasurement of monetary net assets are included in "Other income, net" in the unaudited Consolidated Statements of Operations and were immaterial during the second quarter, the six months and the corresponding prior-year periods. Our Argentina subsidiary's net sales were not material to our consolidated net sales during the second quarter, the six months and the corresponding prior-year periods, and its monetary net assets denominated in local currency were not material to our consolidated total assets as of June 30, 2020 and December 31, 2019.

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
Recent Accounting Pronouncements
        Effective January 1, 2020, we adopted Accounting Standard Update (the "ASU") ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The impact of this adoption was deemed immaterial to our income from continuing operations before income taxes, (loss) income from continuing operations, and net (loss) income during the three and six months ended June 30, 2020. For a summary of recently issued accounting pronouncements applicable to our Consolidated Financial Statements which is incorporated here by reference, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the Consolidated Financial Statements included in Item 1, "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls and procedures are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in SEC rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has adversely affected, and may in the future continue to adversely affect, our results of operations, financial condition and liquidity
In December 2019, the COVID-19 virus was first identified in China and has since spread to a number of countries in which we conduct our business operations, including countries in North America, Asia Pacific, EMEA and Latin America. In March 2020, the World Health Organization declared COVID-19 a global pandemic.
The global spread of COVID-19 has created significant worldwide economic uncertainty which has adversely affected, and may in the future continue to adversely affect, demand for our products due to delays in construction projects and reduced construction activity. We may also be negatively impacted by reductions in accounts receivable collections, customer and vendor bankruptcies, increased raw material and transportation costs, as well as significant delays or interruptions in the supply or transportation of raw materials which could negatively impact our ability to sell our products and have a material adverse effect on our financial condition, results of operations and cash flows.
We operate facilities around the world which could be adversely affected by the pandemic as a result of disruptions to our supplies of raw materials, as well as the production, transportation and delivery of our products. We may not be able to supply products or services to our customers in a timely manner due to travel and transportation restrictions, as well as temporary closures of our facilities or those of our suppliers or customers as a result of regulations imposed by local governments to contain COVID-19 . We may also experience difficulties with certain supplier or vendor supply chains, and our business could be adversely impacted if we become unable to procure essential materials or services in adequate quantities and at acceptable prices. Our ability to adequately staff our operations may be adversely impacted by certain temporary restrictions, such as mandatory facility closures imposed by government authorities in certain countries where we operate, as well as voluntary facility closures or other measures, such as work-from-home orders and social distancing protocols, imposed for the safety of our employees or in response to potential positive diagnoses for COVID-19. Despite our best efforts to protect the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, there can be no assurance that employees will not become infected with the COVID-19 virus, or that such infections, would not have a material adverse impact on our operations.
The extent of the impact of COVID-19 on our future operational and financial performance is uncertain and will depend on future developments and numerous evolving factors, including the severity, duration and resurgence of the pandemic, the related impact on travel and transportation restrictions, facility closures, global economic activity, as well as the timing of development of an antiviral vaccine or a medical treatment to prevent further spread of the virus and facilitate recovery, all of which cannot be predicted with reasonable certainty at this time.

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

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: August 5, 2020	By:	/s/ RANDALL S. DEARTH
Randall S. Dearth President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ CRAIG A. MERRILL
Craig A. Merrill Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2020	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)