Form 10-Q
period 2020-09-30
GCP Applied Technologies Inc.
filed 2020-11-06
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-37533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Exchange on which registered
Common Stock, $0.01 par value per share	GCP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2020
Common Stock, $0.01 par value per share	73,058,299

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net sales	$248.4	$266.9	$660.5	$755.2
Cost of goods sold	147.0	161.8	400.8	468.9
Gross profit	101.4	105.1	259.7	286.3
Selling, general and administrative expenses	65.2	66.3	199.0	206.7
Research and development expenses	4.5	4.5	13.1	13.8
Interest expense and related financing costs	5.6	5.7	16.3	17.3
Repositioning expenses	0.1	4.4	3.8	15.6
Restructuring expenses and asset impairments	7.7	3.8	11.2	8.8
Gain on sale of corporate headquarters	(110.2)	—	(110.2)	—
Other income, net	(1.8)	(2.2)	(6.7)	(5.7)
Total costs and expenses	(28.9)	82.5	126.5	256.5
Income from continuing operations before income taxes	130.3	22.6	133.2	29.8
(Provision for) benefit from income taxes	(30.6)	(5.5)	(33.2)	5.2
Income from continuing operations	99.7	17.1	100.0	35.0
(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.4)	(0.4)	5.9
Net income	99.6	16.7	99.6	40.9
Less: Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.4)	(0.3)
Net income attributable to GCP shareholders	$99.4	$16.6	$99.2	$40.6
Amounts Attributable to GCP Shareholders:
Income from continuing operations attributable to GCP shareholders	99.5	17.0	99.6	34.7
(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.4)	(0.4)	5.9
Net income attributable to GCP shareholders	$99.4	$16.6	$99.2	$40.6
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:(2)
Income from continuing operations attributable to GCP shareholders	$1.36	$0.23	$1.37	$0.48
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$(0.01)	$0.08
Net income attributable to GCP shareholders(1)	$1.36	$0.23	$1.36	$0.56
Weighted average number of basic shares	73.0	72.7	72.9	72.5
Diluted earnings (loss) per share:(2)
Income from continuing operations attributable to GCP shareholders	$1.36	$0.23	$1.36	$0.48
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$(0.01)	$0.08
Net income attributable to GCP shareholders(1)	$1.36	$0.23	$1.36	$0.56
Weighted average number of diluted shares	73.2	72.8	73.1	72.9
______________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$99.6	$16.7	$99.6	$40.9
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	0.1	—	0.2	—
Currency translation adjustments, net of income taxes	10.8	(14.9)	(18.1)	(15.5)
(Loss) gain from hedging activities, net of income taxes	(0.1)	0.1	—	—
Total other comprehensive income (loss)	10.8	(14.8)	(17.9)	(15.5)
Comprehensive income	110.4	1.9	81.7	25.4
Less: Comprehensive income attributable to noncontrolling interests	(0.2)	(0.1)	(0.4)	(0.3)
Comprehensive income attributable to GCP shareholders	$110.2	$1.8	$81.3	$25.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$473.4	$325.0
Trade accounts receivable, net of allowance for credit losses of $7.3 million and $7.5 million, respectively	172.8	183.7
Inventories, net	91.3	95.9
Other current assets	39.7	43.7
Total Current Assets	777.2	648.3
Properties and equipment, net	222.4	245.3
Operating lease right-of-use assets	40.5	29.3
Goodwill	206.0	208.9
Technology and other intangible assets, net	71.9	80.7
Deferred income taxes	9.1	26.1
Overfunded defined benefit pension plans	26.1	25.0
Other assets	37.4	38.0
Non-current assets held for sale	—	0.5
Total Assets	$1,390.6	$1,302.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$4.1	$2.7
Operating lease obligations payable within one year	7.9	8.1
Accounts payable	83.3	88.4
Other current liabilities	134.7	113.6
Total Current Liabilities	230.0	212.8
Debt payable after one year	348.8	346.5
Income taxes payable	28.4	41.4
Deferred income taxes	13.5	13.1
Operating lease obligations	25.9	21.6
Unrecognized tax benefits	43.2	42.2
Underfunded and unfunded defined benefit pension plans	57.0	67.5
Other liabilities	15.9	15.9
Total Liabilities	762.7	761.0
Commitments and Contingencies - Note 11
Stockholders' Equity
Series A Junior Participating Preferred Stock, par value $0.01; 10,000,000 shares authorized, no shares issued or outstanding (Note 12)	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 73,056,914 and 72,850,268, respectively	0.7	0.7
Paid-in capital	60.4	53.4
Accumulated earnings	709.4	610.2
Accumulated other comprehensive loss	(134.9)	(117.0)
Treasury stock	(10.0)	(8.6)
Total GCP's Shareholders' Equity	625.6	538.7
Noncontrolling interests	2.3	2.4
Total Stockholders' Equity	627.9	541.1
Total Liabilities and Stockholders' Equity	$1,390.6	$1,302.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares(1)	Par Value	Number of Shares(1)	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.9	$(120.0)	$2.0	$481.4
Net income	—	—	—	—	—	40.6	—	0.3	40.9
Issuance of common stock in connection with stock plans(1)	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7.5		—	—	7.5
Exercise of stock options (1)	0.3	—	—	—	5.1	—	—	—	5.1
Tax benefit related to stock plans	—	—	—	—	—	—	—	—	—
Share repurchases(3)	—	—	0.1	(3.3)	—	—	—	—	(3.3)
Other comprehensive loss	—	—	—	—	—	—	(15.5)	—	(15.5)
Balance, September 30, 2019	73.0	$0.7	0.3	$(8.1)	$52.2	$604.5	$(135.5)	$2.3	$516.1
Balance, December 31, 2019	73.2	$0.7	0.3	$(8.6)	$53.4	$610.2	$(117.0)	$2.4	$541.1
Net income	—	—	—	—	—	99.2	—	0.4	99.6
Issuance of common stock in connection with stock plans(1)	0.2	—	—	—	—	—	—	—	—
Share-based compensation(2)	—	—	—	—	5.9	—	—	—	5.9
Exercise of stock options (1)	0.1	—	—	—	1.1	—	—	—	1.1
Share repurchases(3)	—	—	0.1	(1.4)	—	—	—	—	(1.4)
Other comprehensive loss	—	—	—	—	—	—	(17.9)	—	(17.9)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 30, 2020	73.5	$0.7	0.4	$(10.0)	$60.4	$709.4	$(134.9)	$2.3	$627.9
________________________________
(1)The par value of common shares issued may not be included in the table due to rounding. Total share amounts for common stock and treasury stock may not sum due to rounding.
(2)During the nine months ended September 30, 2020, $1.8 million of the stock-based compensation expense is included in "Restructuring expenses and asset impairments" related to accelerated vesting of stock options and RSUs due to the CEO's departure from the Company effective September 11, 2020 following Board approval.
(3)Refer to Note 15, “Stock Incentive Plans”, for further information.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income	$99.6	$40.9
Less: (Loss) income from discontinued operations	(0.4)	5.9
Income from continuing operations	100.0	35.0
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	34.5	31.6
Amortization of debt discount and financing costs	1.1	1.1
Stock-based compensation expense	3.8	7.3
Unrealized loss on foreign currency	2.7	1.0
Deferred income taxes	21.1	(12.4)
(Gain) loss on disposal of property and equipment	(109.7)	0.1
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	8.6	7.2
Inventories	3.2	(0.3)
Accounts payable	(3.9)	(13.6)
Pension assets and liabilities, net	(12.4)	4.1
Other assets and liabilities, net	10.3	(14.6)
Net cash provided by operating activities from continuing operations	59.3	46.5
Net cash used in operating activities from discontinued operations	(2.5)	(13.0)
Net cash provided by operating activities	56.8	33.5
INVESTING ACTIVITIES
Capital expenditures	(28.0)	(46.0)
Proceeds from sale of corporate headquarters, net of transaction costs	122.5	—
Other investing activities	0.4	0.4
Net cash provided by (used in) investing activities from continuing operations	94.9	(45.6)
Net cash used in investing activities from discontinued operations	—	(0.4)
Net cash provided by (used in) investing activities	94.9	(46.0)
FINANCING ACTIVITIES
Borrowings under credit arrangements	1.5	—
Repayments under credit arrangements	—	(7.6)
Payments on finance lease obligations	(0.6)	(0.6)
Payments of tax withholding obligations related to employee equity awards	(0.4)	(3.3)
Proceeds from exercise of stock options	1.1	5.1
Payments of dividends to noncontrolling interests	(0.5)	—
Other financing activities	(0.4)	(0.4)
Net cash provided by (used in) financing activities from continuing operations	0.7	(6.8)
Effect of currency exchange rate changes on cash and cash equivalents	(4.0)	(3.0)
Increase (decrease) in cash and cash equivalents	148.4	(22.3)
Cash and cash equivalents, beginning of period	325.0	326.1
Cash and cash equivalents, end of period	$473.4	$303.8
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$4.9	$8.9

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
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K"). The Consolidated Balance Sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations for the year ending December 31, 2020.
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
On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where GCP generates the majority of its revenue have adopted such policies, including social distancing and restrictions on construction activities deemed non-essential. GCP has been closely monitoring the impact of COVID-19 and working to manage the effects on its business globally. While certain restrictive measures in some of the regions where GCP operates have been lifted by government authorities, it is difficult to estimate with reasonable certainty at this time the duration and extent of the impact of the pandemic on the global economy, the Company's business, financial position and results of operations. GCP has made certain estimates within its financial statements related to the impact of COVID-19, including allowances for credit losses related to the estimated amount of receivables not expected to be collected and excess, obsolete or damaged inventories, future expected cash flows related to impairment assessments of goodwill and long-lived assets, incentive compensation accruals, contingent liabilities, and sales allowances related to volume rebates recognized based on anticipated sales volume. There may be changes to the Company's estimates in future periods due to uncertainty associated with the impact of COVID-19, the extent of which will depend largely on future developments, including new information which may emerge concerning the severity, duration and resurgence of the pandemic, additional and unanticipated actions by government authorities to further contain the spread of COVID-19 or address its impact, as well as the timing of development of an antiviral vaccine or a medical treatment to prevent further spread of the virus and facilitate recovery, among other things.

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
Foreign Currency Transactions and Translation
Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other income, net” in the Company’s accompanying unaudited Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) reflected in “Other income, net” were $0.9 million and $1.7 million for the three and nine months ended September 30, 2020. Net foreign currency transaction and remeasurement gains (losses) were immaterial for the three and nine months ended September 30, 2019.
GCP continues to account for its operations in Argentina as a highly inflationary economy. Losses related to the remeasurement of the monetary assets and liabilities of the subsidiary operating in Argentina are included in "Other income, net" in the accompanying unaudited Consolidated Statements of Operations and were immaterial during the three and nine months ended September 30, 2020. Losses incurred during the three and nine months ended September 30, 2019 were $0.6 million and $0.9 million, respectively.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.

Notes to Consolidated Financial Statements (unaudited) - Continued
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which applies to most financial assets measured at amortized cost, as well as certain other instruments, including trade receivables, other receivables and other financial assets. Topic 326 replaces the incurred credit loss methodology with the expected credit loss model which requires recognition of an allowance against the assets’ amortized cost to reflect the amount expected to be collected. Expected credit losses are estimated over the contractual life of financial assets and recognized at inception. GCP has adopted Topic 326 effective January 1, 2020 using the modified retrospective approach. The adoption did not have a material impact on its financial position as of September 30, 2020 and results of operations and cash flows for the three and nine months ended September 30, 2020. GCP did not recognize any cumulative effect adjustments to the retained earnings as of January 1, 2020 as a result of the adoption. The adoption of Topic 326 did not result in any significant modifications to the Company's policies related to recognizing allowance for trade receivables not expected to be collected which are disclosed in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K. Please refer to Note 3, "Accounts Receivable, Allowance for Credit Losses" for further information on the Company's policies and methodologies resulting from the adoption.

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
    Other
    During the three and nine months ended September 30, 2020, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2019. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

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
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The installed equipment represents a lease since the customer has the right to control its use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a separate performance obligation for which revenue is recognized over the performance period. The Company classifies these leases as operating leases and recognizes revenue on a straight line basis over the lease term. The transaction price in VERIFI® sales arrangements consists of fixed installation fees and other fixed payments included in the contract consideration, as well as slump management fees which are dependent on the quantity of material poured and represent variable consideration. The Company allocates the contract consideration and the variable consideration between the lease element and the services based on their relative stand-alone selling prices. Revenue related to variable consideration is recorded at the time the services are performed and constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three and nine months ended September 30, 2020 and 2019.
The following table summarizes the revenue recognized for these sales arrangements for the three and nine months ended September 30, 2020 and 2019 and distinguishes between the lease and the service revenue:

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Lease revenue(1):
Lease payments revenue	$7.1	$6.5	$20.9	$19.7
Variable lease revenue	2.8	2.1	7.5	5.6
Total lease revenue	$9.9	$8.6	$28.4	$25.3

Service revenue(2):
Fixed fee revenue	$0.4	$—	$0.8	$0.1
Variable fee revenue	1.7	1.4	4.6	3.4
Total service revenue	$2.1	$1.4	$5.4	$3.5
Total revenue	$12.0	$10.0	$33.8	$28.8
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
As of September 30, 2020 and December 31, 2019, the Company’s total trade accounts receivable balance was $172.8 million and $183.7 million, respectively, of which $5.9 million and $5.6 million, respectively, was related to trade accounts receivable associated with lease revenue generated from certain SCC contracts. The future minimum lease payments receivable under the operating leases were not material as of September 30, 2020.
Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the three and nine months ended September 30, 2020 and 2019.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.5 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of September 30, 2020 and December 31, 2019. Additionally, the amounts recorded in the accompanying unaudited Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 related to changes in the contract assets and liabilities were not material.
For further information on revenue recognition related to product sale arrangements, please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (unaudited) - Continued
3. Accounts Receivable, Allowance for Credit Losses
Trade accounts receivable are amounts due from customers for products sold or services performed in the ordinary course of business and are stated at their estimated net realizable value representing amounts expected to be collected. Allowance for credit losses is recorded upon the initial recognition of trade accounts receivable and reviewed during each reporting period over their contractual life. Allowance for credit losses is measured based on historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company evaluates the allowance for credit losses for the entire portfolio of trade accounts receivable on an aggregate basis due to similar risk characteristics of its customers based on similar industry and historical loss patterns. Accounts receivable balances are written off against the allowance for credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in "Selling, general and administrative expenses" in the accompanying unaudited Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, allowance for credit losses was $7.3 million and $7.5 million, respectively.
The following table summarizes the activity for the allowance for credit losses during the three and nine months ended September 30, 2020 and 2019:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$7.3	$6.3	$7.5	$5.8
Provision for expected credit losses	0.3	0.6	1.0	2.1
Write offs	(0.4)	(0.2)	(0.9)	(1.2)
Foreign currency translation adjustments	0.1	(0.2)	(0.3)	(0.2)
Ending balance	$7.3	$6.5	$7.3	$6.5

Notes to Consolidated Financial Statements (unaudited) - Continued
4. Inventories, net
The following is a summary of inventories presented in the accompanying unaudited Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$39.3	$40.0
In process	4.6	4.0
Finished products and other	47.4	51.9
Total inventories, net	$91.3	$95.9
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $9.6 million and $10.6 million, respectively, as of September 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
5. Derivative Instruments
The Company uses derivative instruments to partially offset its business exposure to foreign currency risk on net investments in certain foreign subsidiaries. The Company enters into foreign currency forward contracts to offset a portion of the changes in the carrying amounts of its net investments in foreign operations due to fluctuations in foreign currency exchange rates. As of September 30, 2020, the Company was a party to four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying unaudited Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually starting on June 14, 2021 through June 17, 2024. During the nine months ended September 30, 2020, GCP settled one contract with a notional amount of €10.0 million upon its maturity and entered into a new contract with a notional amount of €10.0 million maturing on June 17, 2024. The forward contracts are designated and qualify as net investment hedges for which effectiveness is assessed based on the spot rate method. Please refer to Note 4, "Derivative Instruments", to the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K for further information on net investment hedges.
    The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges as of September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
Derivative assets(1):
Foreign exchange forward contracts	$0.7	$1.1
Derivative liability(1):
Foreign exchange forward contracts	$(0.6)	$—
__________________________
(1)The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy. As of September 30, 2020, fair value of derivative assets of $0.1 million and $0.6 million, respectively, is recorded within "Other Current Assets" and "Other Assets" in the accompanying unaudited Consolidated Balance Sheets, and fair value of derivative liability is recorded within "Other Liabilities" in the accompanying unaudited Consolidated Balance Sheets. As of December 31, 2019, fair value of derivative assets of $0.3 million and $0.8 million, respectively, is recorded within "Other Current Assets" and "Other Assets" in the accompanying unaudited Consolidated Balance Sheets.
The following table summarizes the amounts recorded in the Company's accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) related to forward contracts designated as net investment hedges for the three and nine months ended September 30, 2020 and 2019:

(In millions)	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Other Income, net	Cumulative Translation Adjustments(1)	Other Income, net	Cumulative Translation Adjustments(1)
Gains (losses) on foreign exchange forward contracts	$0.2	$(1.5)	$0.2	$1.5

(In millions)	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Other Income, net	Cumulative Translation Adjustments(1)	Other Income, net	Cumulative Translation Adjustments(1)
Gains (losses) on foreign exchange forward contracts	$0.8	$(1.0)	$0.3	$1.3
__________________________
(1)The amounts are presented net of tax benefit of $0.5 million and $0.3 million, respectively, for the three and nine months ended September 30, 2020. The amounts are presented net of tax liability of $0.5 million and $0.4 million, respectively, for the three and nine months ended September 30, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
6. Debt and Other Borrowings
Components of Debt and Other Borrowings
The following is a summary of obligations under senior notes and other borrowings at September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $3.5 million and $3.9 million, respectively, at September 30, 2020 and December 31, 2019	$346.5	$346.1
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	6.4	3.1
Total debt	352.9	349.2
Less: debt payable within one year	4.1	2.7
Debt payable after one year	$348.8	$346.5
Weighted average interest rates on total debt obligations	5.5%	5.5%
__________________________
(1)Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million as of September 30, 2020 and December 31, 2019.
(2)Represents borrowings of $3.5 million and $1.8 million, respectively, at September 30, 2020 and December 31, 2019, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, as well as $2.9 million and $1.3 million, respectively, of finance lease obligations.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at September 30, 2020:

(In millions)	Amount
Remainder of 2020	$3.7
2021	0.7
2022	0.7
2023	0.7
2024	0.5
Thereafter	346.6
Total debt	$352.9
5.5% Senior Notes
GCP's outstanding 5.5% Senior Notes have an aggregate principal amount of $350.0 million maturing on April 15, 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2020 and October 15, 2020.
The Indenture contains certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture as of September 30, 2020. There are no events of default under the Indenture as of September 30, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
Credit Agreement
As of September 30, 2020 and December 31, 2019, there were no outstanding borrowings on the Revolving Credit Facility. There were $2.6 million and $5.9 million, respectively, in outstanding letters of credit which resulted in available credit of $347.4 million and $344.1 million, respectively. There were no interest payments on the Revolving Credit Facility during the three and nine months ended September 30, 2020. The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of September 30, 2020. There are no events of default as of September 30, 2020.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the remaining unamortized debt issuance costs related to the Revolving Credit Facility were $2.4 million and $3.1 million, respectively.
Debt Fair Value
The carrying amount and fair value of GCP's debt and other borrowings were as follows:

	September 30, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$346.5	$357.5	$346.1	$366.3
Other borrowings	6.4	6.4	3.1	3.1
Total debt	$352.9	$363.9	$349.2	$369.4
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions. As of September 30, 2020, the fair value was higher than the carrying amount due to higher bond market prices. The carrying amount represents the aggregate principal amount at maturity reduced by the unamortized debt issuance costs.

Notes to Consolidated Financial Statements (unaudited) - Continued
7. Lessee Arrangements
    The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under operating leases.
    The following table summarizes components of lease expense for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Operating lease expense	$3.7	$2.9	$9.9	$9.3
Variable lease expense	1.9	1.0	4.3	3.5
Short-term lease expense	0.7	0.7	2.1	1.6
Total lease expense	$6.3	$4.6	$16.3	$14.4
    The following table summarizes supplemental cash flow information related to leases during the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.8	$9.4
Operating lease right of use assets obtained in exchange for new lease obligations:
Upon adoption of Topic 842	$—	$40.8
During the current period	12.9	3.7
Total	$12.9	$44.5
On July 31, 2020, GCP sold its corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts to IQHQ, L.P and entered into a leaseback transaction with the buyer in conjunction with the sale. The lease of GCP's corporate headquarters is classified as an operating lease and has an initial rent-free term of eighteen months. Fair value of free rent of $8.6 million was recognized as an Operating Lease Right-of-Use Asset as a result of a non-cash transaction. Please refer to Note 10, "Other Balance Sheet Information" for further information.
8. Income Taxes
Income taxes attributable to continuing operations during the three months ended September 30, 2020 and 2019 was an income tax expense of $30.6 million and $5.5 million, respectively, representing effective tax rates of 23.5% and 24.3%, respectively. The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended September 30, 2020 was primarily due to state income tax expense from the sale of the Cambridge site of $5.1 million, tax expense due to non-deductible expenses and the effect of tax rates in foreign jurisdictions of $3.7 million, partially offset by tax benefits related to the 2017 Tax Act final regulations and the CARES Act of $5.8 million. The difference between the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the three months ended September 30, 2019 was primarily due to tax expenses for non-deductible expenses and the effect of tax rates in foreign jurisdictions, partially offset by a benefit from Brazilian income tax refunds.

Notes to Consolidated Financial Statements (unaudited) - Continued
Income taxes attributable to continuing operations during the nine months ended September 30, 2020 and 2019 was an income tax expense of $33.2 million and an income tax benefit of $5.2 million, respectively, representing effective tax rates of 24.9% and 17.4%, respectively. The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the nine months ended September 30, 2020 was primarily due to state income tax expense from the sale of the Cambridge site of $5.1 million, tax expenses for non-deductible expenses and the effect of tax rates in foreign jurisdictions of $4.2 million, partially offset by tax benefits related to the 2017 Tax Act final regulations and the CARES Act of $6.3 million. The difference between the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the nine months ended September 30, 2019 was primarily due to the finalization of the Transition Tax regulations issued in January 2019, resulting in a tax benefit from the reversal of unrecognized tax benefits in the amount of $20.2 million, an income tax benefit of $3.0 million relating to Brazilian income tax refunds, partially offset by a tax expense of $3.6 million on changes to GCP’s 2017 income tax liability and Transition Tax.
Tax Reform
As a result of the additional deductions and net operating loss carryback allowable to GCP under the CARES Act, GCP decreased its outstanding Transition Tax liability by $13.0 million during the nine months ended September 30, 2020. GCP had previously elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of September 30, 2020, the unpaid balance of the Transition Tax obligation is $28.4 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2023 and April 2025.
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
Income tax expense for valuation allowances was $0.1 million for the three months ended September 30, 2020 and an income tax benefit of $0.1 million for the three months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, GCP incurred income tax expense for valuation allowances of $1.0 million and $0.4 million, respectively, recorded against deferred tax assets for net operating losses incurred primarily in Argentina, Australia and India.
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
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	September 30, 2020	December 31, 2019
Overfunded defined benefit pension plans	$26.1	$25.0
Underfunded defined benefit pension plans	(30.1)	(40.8)
Unfunded defined benefit pension plans	(26.9)	(26.7)
Total underfunded and unfunded defined benefit pension plans	(57.0)	(67.5)
Pension liabilities included in other current liabilities	(0.7)	(1.2)
Net funded status	$(31.6)	$(43.7)
Components of Net Periodic Benefit Cost
The components of GCP's net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	2020		2019
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1.5	$0.3	$1.6	$0.7
Interest cost	1.3	1.0	1.4	1.4
Expected return on plan assets	(1.6)	(1.2)	(1.6)	(1.5)
Net periodic benefit cost (1)	$1.2	$0.1	$1.4	$0.6

Notes to Consolidated Financial Statements (unaudited) - Continued

	Nine Months Ended September 30,
	2020		2019
	Pension		Pension
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4.6	$0.7	$4.8	$2.0
Interest cost	3.8	3.1	4.3	4.1
Expected return on plan assets	(4.9)	(3.5)	(4.8)	(4.5)
Amortization of prior service cost	—	0.1	—	—
Net periodic benefit cost (1)	$3.5	$0.4	$4.3	$1.6
________________________________
(1)Service cost component of net periodic benefit cost is included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations. All other components of net periodic benefit costs are presented in "Other income, net," within the accompanying unaudited Consolidated Statements of Operations.
Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. As of September 30, 2020 and December 31, 2019, the related long-term liability was $2.2 million. As of September 30, 2020 and December 31, 2019, accumulated other comprehensive income was $0.6 million and $0.7 million, respectively, net of related tax impact of $0.2 million as of the end of each period. The net periodic postretirement benefit cost for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.1 million respectively.
Pension Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. GCP made contributions of $15.0 million and $15.7 million, respectively, to the U.S. pension plans during the three and nine months ended September 30, 2020. There were no contributions made to these plans during the three and nine months ended September 30, 2019.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three and nine months ended September 30, 2020, GCP contributed $0.3 million and $1.1 million, respectively, to these non-U.S. plans. During the three and nine months ended September 30, 2019, GCP contributed $0.6 million and $1.8 million, respectively, to these non-U.S. plans.
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Effective January 1, 2018, GCP amended the defined contribution plan whereby GCP contributes up to an additional 2% of 100% of applicable employee compensation subject to a three year vesting requirement for eligible employees. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate in the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which was closed to new hires effective January 1, 2018. GCP's costs related to this benefit plan amounted to $1.3 million and $3.5 million, respectively, during the three and nine months ended September 30, 2020 and $1.1 million and $3.5 million, respectively, during the three and nine months ended September 30, 2019. These costs are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.

Notes to Consolidated Financial Statements (unaudited) - Continued
10. Other Balance Sheet Information
    The following is a summary of other current assets at September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
Other Current Assets:
Non-trade receivables	$19.3	$22.1
Prepaid expenses and other current assets	11.6	13.4
Income taxes receivable	8.8	8.2
Total other current assets	$39.7	$43.7

The following is a summary of other current liabilities at September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020	December 31, 2019
Other Current Liabilities:
Accrued customer volume rebates	$22.5	$28.4
Accrued compensation(1)	21.5	16.0
Income taxes payable	25.0	10.4
Accrued interest	8.8	4.2
Pension liabilities	0.7	1.2
Restructuring liability	8.4	2.7
Other accrued liabilities	47.8	50.7
Total other current liabilities	$134.7	$113.6
________________________________
(1)Accrued compensation presented in the table above includes salaries and wages, as well as estimated amounts due under the annual employee incentive programs.
Sale of Corporate Headquarters
On July 31, 2020, GCP sold its corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts to IQHQ, L.P, entered into a leaseback transaction with the buyer, and received from the buyer cash proceeds of $122.5 million, net of the related transaction costs and commissions of $2.5 million, pursuant to the sale of the property. The gain on sale of the corporate headquarters of $110.2 million was recognized based on the assets' fair value of $133.6 million and carrying value of $20.9 million, net of related transaction costs of $2.5 million, upon transfer of control to the buyer at the time of the sale.
The lease of GCP's corporate headquarters is classified as an operating lease and has an initial rent-free term of eighteen months. The lease commenced on July 31, 2020 and can be extended for an additional six months at GCP's option, subject to monthly rental payments of $0.6 million. The exercise of the extension option was not reasonably certain as of September 30, 2020. Pursuant to the terms of the lease, GCP is required to make certain payments for real estate taxes and other operating expenses related to the leased property which are recognized as variable lease expenses over the lease term. The initial eighteen month rent-free lease term fair value of $8.6 million was recognized as an Operating lease right-of-use asset in the accompanying unaudited Consolidated Balance Sheets as of the lease commencement date and is being amortized as operating lease expense on a straight-line basis over the lease term.
The fair value of assets sold and the fair value of the Operating lease right-of-use asset related to free rent were determined based on Level 3 inputs. In determining fair value, the highest and best use of the assets sold differs from GCP’s current use of the assets as its’ corporate headquarters due to higher lease income that could potentially be generated by market participants based on the highest and best use of the premise.

Notes to Consolidated Financial Statements (unaudited) - Continued
Acquisitions
On May 4, 2018, GCP acquired 100% of the outstanding capital stock of Clydebridge Holdings Limited which owns 100% of RIW Limited ("RIW"), a U.K.-based supplier of waterproofing solutions for commercial and residential construction applications. The aggregate purchase price of $29.5 million, net of cash acquired of $10.0 million, consisted of a net cash payment of $29.8 million, which was reduced by working capital adjustments of $0.3 million. At the closing of the acquisition of RIW, $2.8 million was placed into escrow which was ascribed to the purchase price and will be released to the sellers no later than December 30, 2020. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties. As of September 30, 2020, $1.3 million of consideration was released from the escrow to the sellers based on the provisions of the related agreement. Please refer to Note 20, "Acquisitions and Dispositions" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K for further information on this transaction.
11. Commitments and Contingencies
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 12, "Commitments and Contingencies" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the nine months ended September 30, 2020. Although the outcome of each of the matters related to loss contingencies and obligations discussed below cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under GAAP.
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of September 30, 2020 and December 31, 2019, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At September 30, 2020 and December 31, 2019, GCP had gross financial assurances issued and outstanding of $5.7 million and $5.9 million, respectively, which were composed of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations as of September 30, 2020 and December 31, 2019. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three and nine months ended September 30, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
GCP Brazil Indirect Tax Claim
During the year ended December 31, 2019, the Superior Judicial Court of Brazil (the "Court") filed its final ruling in favor of GCP Brazil related to a claim whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The Court decision is final and not subject to any appeals. The ruling allows the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from May 2012 to September 2017, including interest. Timing of the realization of these tax credits is dependent upon the generation of federal tax liabilities eligible for the offset. The Brazilian tax authorities have sought before the Court clarification of certain matters, including whether these credits should be recognized on a gross or net basis, and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits. During the three months ended September 30, 2019, the Company recorded in "Other income, net" a pre-tax gain of $1.3 million, net of $0.4 million of legal fees and other charges, as a result of the favorable Court decision. No amounts have been recognized in GCP's results of operations for the credits calculated based on the higher gross basis due to uncertainty related to the recoverability of such amounts and the timing of the recovery. As of September 30, 2020, GCP has fully utilized the tax credits previously recognized on a net basis.

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
Share Repurchase Program
     On July 30, 2020, the Board of Directors (the “Board”) of GCP authorized a program to repurchase up to $100 million of the Company’s common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at the Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. The Company plans to fund repurchases from its existing cash balance. No shares were repurchased by the Company during the three months ended September 30, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
Stockholders' Equity Activity
The following table summarizes the Company’s stockholders' equity activity during the three months ended September 30, 2020 and 2019.

	Common Stock		Treasury Stock
(In millions)	Number of Shares(2)	Par Value	Number of Shares(2)	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, June 30, 2019	73.0	$0.7	0.3	$(8.0)	$50.2	$587.9	$(120.7)	$2.2	$512.3
Net income	—	—	—	—	—	16.6	—	0.1	16.7
Share-based compensation	—	—	—	—	1.9	—	—	—	1.9
Exercise of stock options(2)	—	—	—	—	0.1	—	—	—	0.1
Share repurchases(1)	—	—	—	(0.1)	—	—	—	—	(0.1)
Other comprehensive loss	—	—	—	—	—	—	(14.8)	—	(14.8)
Balance, September 30, 2019	73.0	$0.7	0.3	$(8.1)	$52.2	$604.5	$(135.5)	$2.3	$516.1
Balance, June 30, 2020	73.3	$0.7	0.4	$(8.9)	$56.9	$610.0	$(145.7)	$2.2	$515.2
Net income	—	—	—	—	—	99.4	—	0.2	99.6
Issuance of common stock in connection with stock plans(2)	0.1	—	—	—	—	—	—	—	—
Share-based compensation(3)	—	—	—	—	3.1	—	—	—	3.1
Exercise of stock options(2)	—	—	—	—	0.4	—	—	—	0.4
Share repurchases(1)	—	—	—	(1.1)	—	—	—	—	(1.1)
Other comprehensive income	—	—	—	—	—	—	10.8	—	10.8
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2020	73.5	$0.7	0.4	$(10.0)	$60.4	$709.4	$(134.9)	$2.3	$627.9
.________________________________
(1)Refer to Note 15, “Stock Incentive Plans”, for further information.
(2)The par value of common shares issued may not be included in the table due to rounding. Total share amounts for common stock and treasury stock may not sum due to rounding.
(3)During the three months ended September 30, 2020, $1.8 million of the stock-based compensation expense is included in "Restructuring expenses and asset impairments" related to accelerated vesting of stock options and RSUs due to the CEO's departure from the Company effective September 11, 2020 following Board approval.

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
Strategic Alternatives Plan
On February 27, 2019, the Company announced a comprehensive review of strategic alternatives to enhance shareholder value. Over the course of this review, GCP contacted and engaged with both strategic industry and private equity investors. This process did not result in a transaction that would provide adequate value to the Company's shareholders, and as a result, GCP determined that it will pursue its standalone strategic and financial plan (the "Strategic Alternatives Plan").

The following table illustrates a summary of the charges incurred and planned in connection with restructuring and repositioning plans discussed above:

(In millions)	Severance/employee costs	Asset Impairments/ Write Offs	Other Associated Costs	Total Restructuring	Repositioning	Total Costs	Capital Expenditures
2019 Plan: (1)
Estimated Total Costs	$1-2	$1	$0-1	$2-4	$11	$13-15	$2-3
Cumulative Costs incurred to Date	$0.9	$0.9	$0.3	$2.1	$10.5	$12.6	$2.0
2019 Phase 2 Plan: (2)
Estimated Total Costs	$19-22	$1	$3-4	$23-27	$7-8	$30-35	$2
Cumulative Costs incurred to Date	$12.5	$0.3	$—	$12.8	$4.3	$17.1	$0.6

Notes to Consolidated Financial Statements (unaudited) - Continued
(1)As of September 30, 2020, the cumulative restructuring costs incurred under the 2019 Plan since its inception were $2.1 million, of which $1.7 million was related to the SCC segment and $0.4 million was related to the SBM segment. Estimated total pre-tax costs expected to be incurred in connection with the 2019 Plan decreased by $2.0 million due to lower severance and facilities consolidation costs.
(2)As of September 30, 2020, the cumulative restructuring costs recognized under the 2019 Phase 2 Plan since its inception were $12.8 million, of which $3.6 million was attributable to the SCC segment, $2.3 million was attributable to the SBM segment, and $6.9 million was attributable to the Corporate. Estimated total pre-tax costs expected to be incurred in connection with the 2019 Phase 2 Plan increased by approximately $7.0 million from the prior estimate due to higher severance and other employee-related costs associated with the departure from the Company and resignation from the Board of the President and Chief Executive Officer's ("CEO") effective September 11, 2020 following Board approval. During the three months ended September 30, 2020, the Company incurred $6.9 million of severance and employee-related costs in connection with such separation, including $1.8 million associated with accelerated vesting of stock options and RSUs. Additional increases of estimated total pre-tax costs include asset impairments/write offs of $1.0 million resulting from the sale and relocation of the corporate headquarters to further optimize the footprint of GCP's global organization (please refer to Note 10, "Other Balance Sheet Information" for further information).
The following tables represent the repositioning expenses incurred and cash payments made under the plans discussed above and other plans during each period:

	Three Months Ended September 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$0.1	$—	$—	$—	$—	$0.1
Cash Paid for Repositioning Expenses	0.3	0.4	0.1	—	—	0.8
Capital Expenditures	0.3	0.2	—	0.1	0.2	0.8
Cash Paid for Capital Expenditures	0.5	0.2	—	0.3	0.4	1.4

	Nine Months Ended September 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$1.7	$1.9	$—	$0.1	$0.1	$3.8
Cash Paid for Repositioning Expenses	4.8	3.2	1.1	—	0.2	9.3
Capital Expenditures	1.2	0.5	—	0.6	1.1	3.4
Cash Paid for Capital Expenditures	1.3	0.4	—	0.7	1.6	4.0

	Three Months Ended September 30, 2019
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$3.1	$0.4	$0.3	$0.2	$0.4	$4.4
Cash Paid for Repositioning Expenses	1.3	—	0.5	0.2	0.2	2.2
Capital Expenditures	0.1	—	—	0.1	2.0	2.2
Cash Paid for Capital Expenditures	0.1	—	—	0.8	0.9	1.8

Notes to Consolidated Financial Statements (unaudited) - Continued

	Nine Months Ended September 30, 2019
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$6.4	$0.4	$2.8	$5.3	$0.7	$15.6
Cash Paid for Repositioning Expenses	3.4	—	0.5	7.9	1.7	13.5
Capital Expenditures	0.4	—	—	0.8	3.9	5.1
Cash Paid for Capital Expenditures	0.3	—	—	0.8	2.0	3.1

	As of September 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan
Cumulative Repositioning Expenses	$10.5	$4.3	$3.1	$10.7	$9.7
Cumulative Cash Paid for Repositioning Expenses	10.4	4.2	3.1	10.7	9.6
Cumulative Capital Expenditure	2.0	0.6	—	1.5	13.5
Cumulative Cash Paid for Capital Expenditures	1.9	0.4	—	1.5	12.9

Restructuring Expenses and Asset Impairments
The following restructuring expenses and asset impairment charges were incurred under the plans discussed above and other plans during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Severance and other employee costs	$7.7	$3.6	$9.6	$4.1
Asset impairments	—	0.1	1.2	4.1
Other associated costs	—	0.2	0.4	0.9
Total restructuring expenses and asset impairments	$7.7	$3.9	$11.2	$9.1
Less: restructuring expenses and asset impairments reflected in discontinued operations	—	0.1	—	0.3
Total restructuring expenses and asset impairments from continuing operations	$7.7	$3.8	$11.2	$8.8
GCP incurred restructuring expenses and asset impairment charges related to its two operating segments and Corporate function as follows:

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
SCC	$0.6	$1.5	$3.2	$3.4
SBM	0.2	0.7	1.1	3.9
Corporate	6.9	1.6	6.9	1.5
Total restructuring expenses and asset impairments from continuing operations	$7.7	$3.8	$11.2	$8.8
Restructuring expenses and asset impairments reflected in discontinued operations	—	0.1	—	0.3
Total restructuring expenses and asset impairments	$7.7	$3.9	$11.2	$9.1
Restructuring liabilities were $8.4 million and $2.7 million, respectively, as of September 30, 2020 and December 31, 2019. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets. GCP settled in cash substantially all of the remaining liabilities related to the 2017 Plan during the nine months ended September 30, 2020.
The following table summarizes the Company’s restructuring liability activity:

	2019 Plan		2019 Phase 2 Plan	2018 Plan		2017 Plan
(In millions)	Severance and other employee costs	Other Costs	Severance and other employee costs	Severance and other employee costs	Other Costs	Severance and other employee costs	Total
Balance, December 31, 2019	$0.2	$—	$0.9	$1.0	$0.4	$0.2	$2.7
Expense(1)	0.2	0.2	1.7	—	—	—	2.1
Payments	(0.1)	—	(0.6)	(0.2)	(0.3)	(0.1)	(1.3)
Impact of foreign currency and other	—	—	—	(0.1)	(0.1)	—	(0.2)
Balance, March 31, 2020	$0.3	$0.2	$2.0	$0.7	$—	$0.1	$3.3
Expense(1)	—	0.1	—	—	0.1	—	0.2
Payments	(0.1)	(0.1)	(0.3)	(0.1)	(0.1)	—	(0.7)
Balance, June 30, 2020	$0.2	$0.2	$1.7	$0.6	$—	$0.1	$2.8
Expense(2)	—	—	5.9	—	—	—	5.9
Payments	(0.1)	(0.1)	—	(0.1)	—	—	(0.3)
Balance, September 30, 2020	$0.1	$0.1	$7.6	$0.5	$—	$0.1	$8.4
________________________________
(1)There were no asset impairment charges that occurred during the three months ended September 30, 2020. GCP incurred $1.1 million of asset impairment charges attributable to the SCC segment as a part of the 2019 Plan and 2019 Phase 2 Plan during the nine months ended September 30, 2020. The Company incurred $0.1 million of asset impairment charges attributable to the SBM segment as a part of the 2019 Phase 2 Plan during the nine months ended September 30, 2020. These asset impairments are recorded with a corresponding reduction to "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded with a corresponding adjustment to the restructuring liability and therefore, are not included in the table above.

(2)Stock-based compensation expense of $1.8 million related to accelerated vesting of stock options and RSUs resulting from the CEO departure during the three months ended September 30, 2020 is attributable to Corporate function under the 2019 Phase 2 Plan. Such expense is not recognized as a corresponding adjustment to the restructuring liability and therefore, is not included in the table above.

Notes to Consolidated Financial Statements (unaudited) - Continued
14. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax benefit (expense), and after-tax components of GCP's other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.1	$—	$0.1
Currency translation adjustments (1)	10.3	0.5	10.8
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive income attributable to GCP shareholders	$10.3	$0.5	$10.8

	Nine Months Ended September 30, 2020
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.2	$—	$0.2
Currency translation adjustments(1)	(18.4)	0.3	(18.1)
Other comprehensive loss attributable to GCP shareholders	$(18.2)	$0.3	$(17.9)

	Three Months Ended September 30, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments(1)	$(14.4)	$(0.5)	$(14.9)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(14.3)	$(0.5)	$(14.8)

	Nine Months Ended September 30, 2019
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Currency translation adjustments(1)	$(15.1)	(0.4)	$(15.5)
Other comprehensive loss attributable to GCP shareholders	$(15.1)	$(0.4)	$(15.5)
_____________________
(1)Currency translation adjustments related to the net investment hedge are presented net of income taxes, as discussed in Note 5, "Derivative Instruments."
The following tables present the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2020 and 2019:

Notes to Consolidated Financial Statements (unaudited) - Continued

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2019	$(2.7)	$(114.2)	$(0.1)	$(117.0)
Other comprehensive income (loss) before reclassifications	0.2	(18.1)	0.1	(17.8)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.1)	(0.1)
Current-period other comprehensive income (loss)	0.2	(18.1)	—	(17.9)
Balance, September 30, 2020	$(2.5)	$(132.3)	$(0.1)	$(134.9)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
Other comprehensive loss before reclassifications	—	(15.5)	(0.1)	(15.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.1	0.1
Current period other comprehensive loss	—	(15.5)	—	(15.5)
Balance, September 30, 2019	$(2.2)	$(133.3)	$—	$(135.5)
Please refer to Note 9, "Pension Plans and Other Postretirement Benefit Plans," for a discussion of pension plans and other postretirement benefit plans.
15. Stock Incentive Plans
On October 1, 2020, GCP's Board of Directors adopted the GCP Applied Technologies Inc. 2020 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of its common stock to be used exclusively for grants of awards to induce highly-qualified prospective employees to accept employment and to provide them with a proprietary interest in the Company. Awards that could be granted under the Inducement Plan consist of stock options, stock appreciation rights, restricted units, restricted stock, or deferred stock units. In accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual, the Company did not seek approval of the Inducement Plan by its stockholders. On October 1, 2020, the Company awarded to the new GCP CEO upon joining the Company, a grant with a value of approximately $5.0 million that consisted of 143,128 shares of restricted stock and 388,348 of stock options pursuant to the terms and conditions of the Inducement Plan.
Stock-Based Compensation Accounting
GCP grants stock options, restricted stock units (the "RSUs") and performance-based units (the "PBUs") with or without market conditions which vest upon the satisfaction of a performance condition and/or a service condition. Please refer to Note 17, "Stock Incentive Plans" to the Company's Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K for further information on these awards. Total stock-based compensation expense is included in "Income from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations and was $3.3 million and $5.6 million, respectively, during the three and nine months ended September 30, 2020, and $2.3 million and $7.3 million, respectively, during the three and nine months ended September 30, 2019. During the three months ended September 30, 2020, $1.8 million of the stock-based compensation expense is included in "Restructuring expenses and asset impairments" related to accelerated vesting of stock options and RSUs due to the CEO's departure from the Company effective September 11, 2020 following Board approval.

Notes to Consolidated Financial Statements (unaudited) - Continued
The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs. In accordance with certain provisions of the GCP Equity and Incentive Plan (the "Plan"), GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the nine months ended September 30, 2020 and 2019, GCP withheld and retained approximately 62,200 shares and 130,900 shares, respectively, in a non-cash transaction with a cost of $1.4 million and $3.3 million, respectively, which were reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Stockholders' Equity. During the nine months ended September 30, 2020 and 2019, cash payments for such tax withholding obligations were $0.4 million and $3.3 million, respectively.
As of September 30, 2020, approximately 7.6 million shares and 0.5 million shares of common stock, respectively, were reserved and available for future grant under the Plan and the Inducement Plan, respectively.
Stock Options
There were no stock options granted during the three and nine months ended September 30, 2020.
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the nine months ended September 30, 2019:

Nine Months Ended September 30,
Assumptions used to calculate expense for stock options:	2019
Risk-free interest rate	1.70 - 2.64%
Average life of options (years)	5.5 - 6.5
Volatility	28.02 - 28.59%
Dividend yield	—
Weighted average fair value per stock option	$8.66
The following table sets forth information relating to stock options denominated in GCP stock during the nine months ended September 30, 2020:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2019	1,284	$22.66	3.18	$3,171
Options exercised	(64)	17.80
Options forfeited/expired/canceled	(289)	19.98
Outstanding, September 30, 2020	931	$23.82	3.39	$1,316
Exercisable, September 30, 2020	827	$23.23	3.17	$1,316
Vested and expected to vest, September 30, 2020	927	$23.80	3.38	$1,316
The weighted average grant date fair value of options granted during the three months ended September 30, 2019 was $6.66. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of September 30, 2020 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the three months ended September 30, 2020 was $0.2 million. Total intrinsic value of all options exercised during the nine months ended September 30, 2020 and 2019 was $0.3 million and $2.5 million, respectively.
At September 30, 2020, total unrecognized stock-based compensation expense for stock options outstanding was $0.1 million and is expected to be recognized over the weighted-average period of approximately 0.7 years.

Notes to Consolidated Financial Statements (unaudited) - Continued
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of September 30, 2020, $4.4 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining weighted-average service period of approximately 1.7 years.
RSUs
The following table sets forth the RSU activity for the nine months ended September 30, 2020:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	156	$27.33
RSUs settled	(151)	24.69
RSUs forfeited	(2)	22.83
RSUs granted	191	21.13
RSUs outstanding, September 30, 2020	194	$23.21
Expected to vest as of September 30, 2020	181	$23.29
The weighted average grant date fair value of RSUs granted during the three months ended September 30, 2020 and 2019 was $22.82 and $21.52 per share. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2020 and 2019 was $21.13 and $26.77 per share, respectively. During the nine months ended September 30, 2020 and 2019, GCP distributed 151,000 shares and 255,000 shares, respectively, to settle RSUs upon vesting. The fair value of RSUs vested during the nine months ended September 30, 2020 and 2019 was $3.4 million and $6.4 million, respectively.
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

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
Assumptions used to calculate expense for PBUs:	2020	2019
Expected Term (Remaining Performance Period)	2.85	2.86
Expected volatility	29.85%	28.46%
Risk-free interest rate	1.21%	2.48%
Expected dividends	—	—
Correlation coefficient	53.43%	54.81%
Median correlation coefficient of constituents	54.01%	57.09%

The following table sets forth the PBU activity for the nine months ended September 30, 2020:

PBU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	382	$29.51
PBU's settled	—	—
PBU's forfeited	(167)	26.71
PBU's granted	147	22.43
Outstanding, September 30, 2020	362	$27.91

The weighted average grant date fair value of PBUs granted during the nine months ended September 30, 2020 and 2019 was $22.43 and $27.19 per share, respectively. During the nine months ended September 30, 2019, GCP distributed 76461 shares to settle PBUs upon vesting. GCP expects to settle in stock all future PBU vestings. The fair value of PBUs vested during the nine months ended September 30, 2019 was $2.0 million.

Notes to Consolidated Financial Statements (unaudited) - Continued
16. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Numerators
Income from continuing operations attributable to GCP shareholders	$99.5	$17.0	$99.6	$34.7
(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.4)	(0.4)	5.9
Net income attributable to GCP shareholders	$99.4	$16.6	$99.2	$40.6
Denominators
Weighted average common shares—basic calculation	73.0	72.7	72.9	72.5
Dilutive effect of employee stock awards(2)	0.2	0.1	0.2	0.4
Weighted average common shares—diluted calculation	73.2	72.8	73.1	72.9
Basic earnings (loss) per share:(2)
Income from continuing operations attributable to GCP shareholders	$1.36	$0.23	$1.37	$0.48
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$(0.01)	$0.08
Net income attributable to GCP shareholders(1)	$1.36	$0.23	$1.36	$0.56
Diluted earnings (loss) per share:(2)
Income from continuing operations attributable to GCP shareholders	$1.36	$0.23	$1.36	$0.48
(Loss) income from discontinued operations, net of income taxes	$—	$(0.01)	$(0.01)	$0.08
Net income attributable to GCP shareholders(1)	$1.36	$0.23	$1.36	$0.56
________________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.
GCP uses the treasury stock method to compute diluted earnings (loss) per share. During the three and nine months ended September 30, 2020, 0.6 million of anti-dilutive stock awards were excluded from the computation of diluted earnings per share during each period based on the treasury stock method as a result of income from continuing operations generated during the periods then ended. During the three and nine months ended September 30, 2019, 0.8 million and 0.6 million, respectively, of such anti-dilutive stock awards were excluded from the computation of diluted earnings per share.

Notes to Consolidated Financial Statements (unaudited) - Continued
17. Related Party Transactions and Transactions with Grace
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Related Party Transaction
During the three months ended June 30, 2020, Starboard Value LP and certain of its affiliates ('Starboard") with an ownership interest of approximately 9% of the Company's outstanding common shares, filed a proxy statement with the SEC seeking an election of eight of its nominees to the GCP Board of Directors at the Company’s 2020 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting held on May 28, 2020, GCP stockholders voted to elect all eight nominees designated by Starboard to serve on GCP's Board of Directors. On July 2, 2020, the Company agreed to reimburse Starboard up to an amount of approximately $2.0 million for fees and expenses it incurred in connection with the election of its nominees. The Company paid $2.0 million of such costs to Starboard on July 16, 2020.
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes including any related interest, penalties or audit adjustments reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes including any related interest, penalties or audit adjustments reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of September 30, 2020 and December 31, 2019, GCP has recorded $3.7 million and $3.5 million, respectively, of indemnified receivables in "Other assets" and $0.9 million and $1.0 million, respectively, of indemnified payables in "Other current liabilities" in the accompanying unaudited Consolidated Balance Sheets.
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
Operating Segment Data
The following table presents information related to GCP's operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net Sales
Specialty Construction Chemicals	$138.3	$151.8	$379.6	$433.9
Specialty Building Materials	110.1	115.1	280.9	321.3
Total net sales	$248.4	$266.9	$660.5	$755.2
Segment Operating Income
Specialty Construction Chemicals segment operating income	$18.6	$19.8	$36.4	$41.9
Specialty Building Materials segment operating income	25.4	25.9	50.1	64.1
Total segment operating income	$44.0	$45.7	$86.5	$106.0

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
Total segment operating income for the three and nine months ended September 30, 2020 and 2019 is reconciled below to "Income from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total segment operating income(1)	$44.0	$45.7	$86.5	$106.0
Corporate costs	(7.6)	(8.9)	(19.7)	(28.2)
Certain pension costs	(1.3)	(2.0)	(3.9)	(5.9)
Shareholder activism and other related costs(2)	(2.1)	(0.1)	(9.5)	(3.7)
Gain on sale of corporate headquarters	110.2	—	110.2	—
Gain on Brazil tax recoveries, net(3)	—	0.9	—	0.9
Repositioning expenses	(0.1)	(4.4)	(3.8)	(15.6)
Restructuring expenses and asset impairments	(7.7)	(3.8)	(11.2)	(8.8)
Third-party and other acquisition-related costs	—	—	(0.7)	(0.1)
Legacy product, environmental and other claims	—	—	—	(0.1)
Net income attributable to noncontrolling interests	0.2	0.1	0.4	0.3
Interest expense, net	(5.3)	(4.9)	(15.1)	(15.0)
Income from continuing operations before income taxes	$130.3	$22.6	$133.2	$29.8
__________________________
(1)Certain amounts related to COVID-19 costs have been reclassified between segments' operating income and corporate expenses that do not get allocated directly to the segments. Such reclassifications have not materially affected previously reported amounts.
(2)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of GCP shareholders seeking changes in the composition of the Company's Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters.
(3)Gain on Brazil tax recoveries, net primarily consists of a $1.7 million pre-tax gain related to indirect tax recoveries, and $0.8 million of legal fees and other charges relating to indirect and income tax recoveries. Please refer to Note 8, "Income Taxes" and Note 11, "Commitments and Contingencies" for further information.
Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates.

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net Sales
United States	$132.5	$134.8	$351.8	$369.2
Canada and Other	8.7	9.1	20.9	24.0
Total North America	141.2	143.9	372.7	393.2
Europe Middle East Africa	47.4	50.7	126.3	149.4
Asia Pacific	47.4	56.8	127.4	166.4
Latin America	12.4	15.5	34.1	46.2
Total	$248.4	$266.9	$660.5	$755.2
Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three and nine months ended September 30, 2020 and 2019. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of September 30, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements (unaudited) - Continued
19. Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. In January 2020, the final remaining delayed closing in Venezuela was completed which did not result in a gain or a loss recognized during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain on sale of $7.2 million. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “(Loss) income from discontinued operations, net of income taxes” in the accompanying unaudited Consolidated Statements of Operations, with the exception of operations in Venezuela which were deconsolidated during 2017.
As of December 31, 2019, an asset of $0.5 million related to operations in Venezuela and a liability of $0.5 million related to the deferred sale proceeds received on July 3, 2017 were recognized in "Non-current assets held for sale" and “Other current liabilities” in the Consolidated Balance Sheets. During the nine months ended September 30, 2020, GCP derecognized the entire asset and liability amounts due to completing the delayed closing in Venezuela and recognizing the related sale proceeds. As of September 30, 2020, there were no remaining assets held for sale and no remaining liabilities for the consideration received on July 3, 2017 related to the delayed closings in connection with the sale of Darex.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the nine months ended September 30, 2019:

Nine Months Ended September 30,
(In millions)	2019
Net proceeds included in gain	$12.7
Net assets derecognized	(3.1)
Gain recognized before income taxes	9.6
Tax effect of gain recognized	(2.4)
Gain recognized after income taxes	$7.2
In connection with the Disposition and related gain, as noted above, the Company recorded tax expense of $2.4 million within discontinued operations during the nine months ended September 30, 2019.
In connection with the Disposition, GCP and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold in order to manufacture and prepare for shipping certain products related to product lines that the Company continues to own. The agreement expires in June 2024.
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of September 30, 2020 and December 31, 2019, GCP has recorded an indemnification payable of $1.0 million and $0.9 million, respectively, as a result of the Disposition.

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table sets forth the components of "(Loss) income from discontinued operations, net of income taxes" in the accompanying unaudited Consolidated Statements of Operations(1):

	Three Months Ended September 30	Nine Months Ended September 30,
(In millions)	2019	2020	2019
Net sales	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	0.2	0.2	1.1
Restructuring expenses and asset impairments	0.1	—	0.3
Gain on sale of business	—	—	(9.6)
Other expenses, net	0.1	0.2	0.1
(Loss) income from discontinued operations before income taxes	(0.4)	(0.4)	8.1
Provision for income taxes	—	—	(2.2)
(Loss) income from discontinued operations, net of income taxes	$(0.4)	$(0.4)	$5.9
_____________________
(1)     There was no material activity during the three months ended September 30, 2020.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended September 30, 2020 as the "third quarter", the quarter ended September 30, 2019 as the "prior-year quarter", the quarter ended March 31, 2020 as the "first quarter", and the quarter ended June 30, 2020 as the "second quarter". Additionally, we generally refer to the nine months ended September 30, 2020 as the "nine months", and the nine months ended September 30, 2019 as the "prior-year period." See Analysis of Operations for a discussion of our non-GAAP performance measures.
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

We operate our business on a global scale. During the nine months, approximately 47% of our sales were generated outside of the U.S. We operate in over 30 countries and conduct business in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Impact of COVID-19 Pandemic
We have been closely monitoring the impact of COVID-19 and managing its effects on our business globally as the situation continues to evolve.
COVID-19 began emerging in the latter half of the first quarter resulting in temporary mandated closures of our manufacturing operations, primarily in China. During the first half of the year, the pandemic spread and intensified throughout the world resulting in mandated and voluntary closures of some of our manufacturing operations and administrative offices, which continued, to a lesser extent, during the third quarter. During this time, we focused on protecting the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, while seeking to meet the needs of our global customers and suppliers. Responsive measures we adopted include working remotely when possible, establishing procedures for deep cleaning of facilities, restricting business travel, providing personal protective equipment, using appropriate social distancing practices, and restricting visitor access to facilities.
COVID-19 has negatively impacted our operating results during the first half of the year and, to a lesser extent during the third quarter, primarily due to periodic closures of our facilities in all regions in which we operate, and periodic mandatory halts of construction activity in specific cities and countries around the world by government authorities or voluntary closures due to safety concerns. Some of our customers have experienced similar disruptions as a result of the pandemic. During the third quarter, while construction activity levels remained below those that existed prior to COVID-19, we saw business conditions and construction market activity improve as global economies began to slowly reopen. As a result, our revenue volumes in the third quarter increased compared to the second quarter. The impact of COVID-19 on our business varied across different geographies and product lines during the third quarter. We have taken actions to preserve our liquidity by reducing discretionary spending and certain planned capital expenditures.
It is difficult for us to predict at this time the duration and extent of the impact of COVID-19 on the global construction industry and our business, financial position, results of operations, and liquidity although we expect that managing the impacts of the pandemic will be a part of our ongoing operations for the foreseeable future. Factors we are monitoring to assess the potential duration and extent of the impact of COVID-19 on our operations include the health of the global economy and construction industry, specifically on demand drivers for our construction products, as well as operational disruptions including those resulting from government actions, such as mandatory halts of construction activity, travel restrictions, as well as facility and work site closures. We will continue to prioritize the health and safety of our employees and serving our customers while minimizing disruption to the extent possible. We will also continue to monitor the health of the construction industry in the geographic markets in which we operate and respond accordingly.
The following is an overview of our financial performance for the third quarter and nine months compared with the prior-year periods.

(In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$248.4	$266.9	(6.9)%	$660.5	$755.2	(12.5)%
Cost of goods sold	147.0	161.8	(9.1)%	400.8	468.9	(14.5)%
Gross profit	101.4	105.1	(3.5)%	259.7	286.3	(9.3)%
Gross margin	40.8%	39.4%	1.4 pts	39.3%	37.9%	1.4 pts
Selling, general and administrative expenses	65.2	66.3	(1.7)%	199.0	206.7	(3.7)%
Research and development expenses	4.5	4.5	—%	13.1	13.8	(5.1)%
Interest expense and related financing costs	5.6	5.7	(1.8)%	16.3	17.3	(5.8)%
Repositioning expenses	0.1	4.4	(97.7)%	3.8	15.6	(75.6)%
Restructuring expenses and asset impairments	7.7	3.8	NM	11.2	8.8	27.3%
Gain on sale of corporate headquarters	(110.2)	—	(100.0)%	(110.2)	—	(100.0)%
Other income, net	(1.8)	(2.2)	(18.2)%	(6.7)	(5.7)	17.5%
Total costs and expenses	(28.9)	82.5	NM	126.5	256.5	(50.7)%
Income from continuing operations before income taxes	130.3	22.6	NM	133.2	29.8	NM
(Provision for) benefit from income taxes	(30.6)	(5.5)	NM	(33.2)	5.2	NM
Income from continuing operations	99.7	17.1	NM	100.0	35.0	NM
(Loss) income from discontinued operations, net of income taxes	(0.1)	(0.4)	(75.0)%	(0.4)	5.9	NM
Net income	99.6	16.7	NM	99.6	40.9	NM
Less: Net income attributable to noncontrolling interests	(0.2)	(0.1)	100.0%	(0.4)	(0.3)	33.3%
Net income attributable to GCP shareholders	$99.4	$16.6	NM	$99.2	$40.6	NM
Income from continuing operations attributable to GCP shareholders	$99.5	$17.0	NM	$99.6	$34.7	NM
Diluted EPS from continuing operations attributable to GCP shareholders	$1.36	$0.23	NM	$1.36	$0.48	NM
Net sales:
Specialty Construction Chemicals	$138.3	$151.8	(8.9)%	$379.6	$433.9	(12.5)%
Specialty Building Materials	110.1	115.1	(4.3)%	280.9	321.3	(12.6)%
Total GCP net sales	$248.4	$266.9	(6.9)%	$660.5	$755.2	(12.5)%
Net sales by region:
North America	$141.2	$143.9	(1.9)%	$372.7	$393.2	(5.2)%
Europe Middle East Africa (EMEA)	47.4	50.7	(6.5)%	126.3	149.4	(15.5)%
Asia Pacific	47.4	56.8	(16.5)%	127.4	166.4	(23.4)%
Latin America	12.4	15.5	(20.0)%	34.1	46.2	(26.2)%
Total net sales by region	$248.4	$266.9	(6.9)%	$660.5	$755.2	(12.5)%

Third Quarter Performance Summary
Following is a summary of our financial performance for the third quarter compared with the prior-year quarter.
•Net sales decreased 6.9% to $248.4 million.
•Gross profit decreased 3.5% to $101.4 million; gross margin increased approximately 140 basis points to 40.8%.
•Selling, general, and administrative expenses decreased 1.7% to $65.2 million.
•Income from continuing operations attributable to GCP shareholders was $99.5 million, or $1.36 per diluted share, compared to $17.0 million, or $0.23 per diluted share, for the prior-year quarter. The increase of $82.5 million was primarily attributable to a gain on sale of corporate headquarters.

GCP Overview
Net Sales and Gross Margin
The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the period.

	Three Months Ended September 30, 2020 as a Percentage Increase (Decrease) from September 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(7.2)%	(0.1)%	(1.6)%	(8.9)%
Specialty Building Materials	(4.1)%	(0.8)%	0.6%	(4.3)%
Net sales	(5.9)%	(0.4)%	(0.6)%	(6.9)%
By Region:
North America	(0.7)%	(1.1)%	(0.1)%	(1.9)%
Europe Middle East Africa	(9.3)%	(0.3)%	3.1%	(6.5)%
Asia Pacific	(16.0)%	(0.6)%	0.1%	(16.5)%
Latin America	(5.2)%	5.7%	(20.5)%	(20.0)%

	Nine Months Ended September 30, 2020 as a Percentage Increase (Decrease) from September 30, 2019
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(10.8)%	0.2%	(1.9)%	(12.5)%
Specialty Building Materials	(12.0)%	(0.3)%	(0.3)%	(12.6)%
Net sales	(11.4)%	—%	(1.1)%	(12.5)%
By Region:
North America	(4.5)%	(0.7)%	—%	(5.2)%
Europe Middle East Africa	(15.6)%	0.2%	(0.1)%	(15.5)%
Asia Pacific	(22.1)%	(0.3)%	(1.0)%	(23.4)%
Latin America	(17.6)%	6.1%	(14.7)%	(26.2)%
Net sales of $248.4 million for the third quarter decreased $18.5 million, or 6.9%, from the prior-year quarter primarily due to lower sales volumes. Sales volumes in SCC and SBM were lower in all regions, primarily due to lower overall demand for products in certain countries and construction segments impacted by COVID-19 and its impact on the global economy.
Gross profit of $101.4 million for the third quarter decreased $3.7 million, or 3.5%, from the prior-year quarter primarily due to lower sales volumes in SCC and SBM. Gross margin increased 140 basis points to 40.8% primarily due to lower logistic costs and improved operational productivity which more than offset the unfavorable impact of lower volumes.
Net sales of $660.5 million for the nine months decreased $94.7 million, or 12.5%, compared with the prior-year period primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation. Sales volumes decreased within SCC and SBM in all regions resulting primarily from lower construction activity in certain countries and construction segments due to COVID-19 and its impact on the global economy.
Gross profit of $259.7 million for the nine months decreased $26.6 million, or 9.3%, compared with the prior-year period, primarily due to lower sales volumes in SCC and SBM. Gross margin increased 140 basis points to 39.3% primarily due to lower raw material and logistics costs and improved operational productivity which more than offset the unfavorable impact of lower volumes. The unfavorable impact of lower volumes resulted from the lower absorption of fixed manufacturing costs and idle direct labor incurred during temporary closure of our manufacturing facilities in certain countries.
Selling, General, and Administration Expenses
Selling, general and administrative costs of $65.2 million decreased $1.1 million, or 1.7%, for the third quarter compared to the prior-year quarter primarily due to reduced discretionary spending, benefits from our productivity initiatives and lower employee-related costs resulting from restructuring programs. These favorable impacts of $5.4 million were partially offset by increased expenses of $4.3 million related to shareholder activism and other related costs and our growth initiatives. We incurred shareholder activism and other related costs of $2.1 million and $0.1 million, respectively, during the third quarter and prior-year quarter in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters.
Selling, general and administrative costs of $199.0 million decreased $7.7 million, or 3.7%, for the nine months compared to the prior-year period primarily due to reduced discretionary spending, lower employee-related costs resulting from restructuring programs, benefits from our productivity initiatives, and lower pension costs. These favorable impacts of $18.4 million were partially offset by increased expenses of $10.7 million related to shareholder activism and other related costs and our growth initiatives. We incurred shareholder activism and other related costs of $9.5 million and $3.7 million, respectively, during the nine months and prior-year period.

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
We reduced our previously estimated total costs of the 2019 Plan by $2 million to $3 million to approximately $14 million. Additionally, we reduced our estimated annualized pre-tax cost savings from $22 to $28 million by the end of 2021 to $20 million by the end of 2020. As of September 30, 2020, we have achieved annualized pre-tax cost savings of approximately $14.5 million through a reduction in cost of goods sold as a result of supply chain, warehouse operations, and logistical enhancements that benefited both the SCC and SBM operating segments. Substantially all of the activities under the 2019 Plan are expected to be completed by December 31, 2020.
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities.
We expect to realize total annualized pre-tax cost savings associated with the 2019 Phase 2 Plan of approximately $30 million to $35 million by the end of 2021, which are expected to benefit SCC, SBM and Corporate. During the third quarter, we achieved total pre-tax cost savings of approximately $2.9 million, or approximately $11.6 million on an annualized basis, through a reduction in general and administrative expenses. With the exception of asset impairments, substantially all of the restructuring and repositioning activities are expected to be settled in cash and the program is expected to be completed by December 31, 2021.
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
"Certain pension costs" represent ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits. Certain pension costs during the third quarter and nine months were $1.3 million and $3.9 million, respectively, compared with $2.0 million and $5.9 million, respectively, for the corresponding prior-year periods. The decreases were primarily due to lower interest cost for the U.S plans resulting from lower discount rates and the amendment of the GCP Applied Technologies Inc. UK Retirement Plan to freeze plan benefit accruals effective December 31, 2019. We did not incur any "pension market-to-market adjustment and other related costs" in the third quarter and nine months or the corresponding prior-year periods.
We sponsor a defined contribution retirement plan for our employees in the U.S., which is a qualified plan under section 401(k) of the U.S. tax code. Costs related to this plan totaled $1.3 million and $3.5 million, respectively, for the third quarter and nine months and $1.1 million and $3.5 million, respectively, for the corresponding prior-year periods.
Other Income, Net
Other income, net consists primarily of interest income, foreign currency exchange gains (losses), defined benefit pension expenses exclusive of service costs, income from our Transition Services Agreement related to the sale of Darex, and other items.
Other income, net was $1.8 million and $2.2 million, respectively, during the third quarter and the prior-year quarter. The decrease of $0.4 million was primarily due to lower interest income, partially offset by foreign currency exchange gains compared to foreign currency exchange losses in the prior-year quarter. Additionally, we recognized a gain related to indirect tax recovery in Brazil during the prior-year quarter.
Other income, net was $6.7 million and $5.7 million, respectively, during the nine months and the prior-year period. The increase of $1.0 million was primarily due to foreign currency exchange gains compared to foreign currency exchange losses in the prior-year quarter. The impact of these items was partially offset by lower interest income and a gain related to indirect tax recovery in Brazil recognized during the prior-year period.
Income Taxes
Income taxes attributable to continuing operations during the third quarter and the prior-year quarter was income tax expense of $30.6 million and $5.5 million, respectively, representing effective tax rates of 23.5% and 24.3%, respectively. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the for the third quarter was primarily due to state income tax expense from the sale of the Cambridge site of $5.1 million, tax expenses for non-deductible expenses and the effect of tax rates in foreign jurisdictions of $3.7 million, partially offset by tax benefits related to the 2017 Tax Act final regulations and the CARES Act of $5.8 million. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate during the prior-year quarter was primarily due to $3.0 million of tax benefit related to Brazilian income tax refunds, partially offset by tax expense on non-deductible expenses and the effect of tax rates in foreign jurisdictions.

Income tax attributable to continuing operations during the nine months and the prior-year period was an income tax expense of $33.2 million and an income tax benefit of $5.2 million, respectively, representing effective tax rates of 24.9% and17.4%, respectively. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the nine months was primarily due to state income tax expense from the sale of the Cambridge site of $5.1 million, tax expenses for non-deductible expenses and the effect of tax rates in foreign jurisdictions of $4.2 million, partially offset by tax benefits related to the 2017 Tax Act final regulations and the CARES Act of $6.3 million. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the prior-year period was primarily attributable to the finalization of the Transition Tax regulations issued in January 2019 resulting in a tax benefit from the release of unrecognized tax benefits in the amount of $20.2 million, a $3.0 benefit due to Brazilian income tax refunds, partially offset by a tax expense of $3.6 million resulting from changes to our 2017 income tax liability and Transition Tax.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when tax efficient.

Income from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $99.5 million for the third quarter compared to $17.0 million for the prior-year quarter. The increase was primarily attributable to a gain on sale of corporate headquarters, partially offset by higher income tax expense resulting primarily from the sale. For further information on the sale of the corporate headquarters, please refer to Note 10, "Other Balance Sheet Information" in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" on this Quarterly Report on Form 10-Q.
Income from continuing operations attributable to GCP shareholders was $99.6 million for the nine months compared to $34.7 million for the prior-year period. The increase was primarily attributable to a gain on sale of corporate headquarters, reduced restructuring and repositioning costs, as well as lower selling, general and administrative expenses, partially offset by higher income tax expense resulting primarily from the sale of the corporate headquarters and lower gross profit.
On July 3, 2017, we completed the sale of our Darex business to Henkel AG & Co. KGaA ("Henkel"). The results of operations of the Darex segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Unless otherwise noted, the discussion and analysis pertains only to our continuing operations.

Operating Segment Overview
The following is an overview of the financial performance of the SCC and SBM operating segments for the third quarter and nine months compared with the prior-year periods. For further information on our accounting policies related to allocating certain functional and corporate costs and measuring segment operating income, please refer to Note 18, “Operating Segment and Geographic Information” in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" on this Quarterly Report on Form 10-Q. Refer to the table in the “Analysis of Operations” section below for the related segment financial performance information.
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
Specialty Construction Chemicals (SCC)
Net Sales and Gross Margin
Net sales were $138.3 million for the third quarter, a decrease of $13.5 million, or 8.9%, compared with the prior-year quarter. The decrease was primarily due to lower sales volumes in all regions and the unfavorable impact of foreign currency translation.
Sales volumes decreased 7.2% in the third quarter compared with the prior-year quarter resulting primarily from lower construction and manufacturing activity. Concrete and Cement volumes decreased 6.0% and 10.5%, respectively.
Gross profit was $55.1 million for the third quarter, a decrease of $1.7 million, or 3.0%, compared with the prior-year quarter, primarily due to lower sales volumes. Gross margin increased 240 basis points to 39.8% compared with the prior-year quarter primarily due to lower cost resulting from improved operational and logistics productivity which more than offset the unfavorable impact of lower volumes resulting in reduced operating leverage.
Net sales were $379.6 million for the nine months, a decrease of $54.3 million, or 12.5%, compared with the prior-year period. The decrease was primarily due to lower sales volumes in all regions, lower pricing in North America and Asia Pacific, as well as the unfavorable impact of foreign currency translation.
Sales volumes decreased 10.8% for the nine months compared with the prior-year period due to lower construction and manufacturing activity resulting from COVID-19 and its impact on the global economy. Concrete and Cement volumes decreased 10.2% and 12.8%, respectively, for the nine months compared with the prior-year period.

Gross profit was $147.5 million for the nine months, a decrease of $7.2 million, or 4.7%, compared with the prior-year period, primarily due to lower sales volumes. Gross margin increased 320 basis points to 38.9% compared with the prior-year period primarily due to raw materials deflation, improved operational and logistics productivity, as well as favorable regional sales mix, which more than offset the unfavorable impact of lower volumes negatively impacting operating leverage.

Segment Operating Income and Operating Margin
Segment operating income of $18.6 million for the third quarter decreased $1.2 million, or 6.1%, compared with the prior-year quarter primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending. Operating expense reductions were partially offset by higher depreciation and amortization costs and increased expenses related to our growth initiatives. Segment operating margin of 13.4% increased 40 basis points compared with the prior-year quarter primarily due to higher gross margin.
Segment operating income of $36.4 million for the nine months decreased $5.5 million, or 13.1%, compared with the prior-year period primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending. Operating expense reductions were partially offset by higher depreciation and amortization costs and increased expenses related to our growth initiatives. Segment operating margin of 9.6% was consistent with the prior-year period as higher gross margin was partially offset by lower sales volumes negatively impacting operating leverage.

Specialty Building Materials (SBM)
Net Sales and Gross Margin
Net sales were $110.1 million for the third quarter, a decrease of $5.0 million, or 4.3%, compared with the prior-year quarter primarily due to lower sales volumes in EMEA and Asia Pacific and lower pricing in North America. The decreases were partially offset by higher sales volumes in North America and the favorable impact of foreign currency translation. Building Envelope and Specialty Construction Products volumes declined 12.6% and 2.9%, respectively, in the third quarter compared with the prior-year quarter primarily due to lower construction activity. Residential volumes increased 18.9% driven by the strong demand in North America for roofing materials.
Gross profit was $46.6 million for the third quarter, a decrease of $2.0 million, or 4.1%, primarily due to lower sales volumes. Gross margin increased 10 basis points to 42.3% from the prior-year quarter primarily due to improved logistics productivity, partially offset by lower pricing.
Net sales were $280.9 million for the nine months, a decrease of $40.4 million, or 12.6%, compared with the prior-year period primarily due to lower sales volumes in all regions.
Sales volumes decreased 12.0% in the nine months compared with the prior-year period due to lower construction and manufacturing activity in all regions resulting primarily from COVID-19 and its impact on the global economy. Building Envelope, Specialty Construction Products and Residential volumes declined 17.6%, 5.6% and 3.2%, respectively, for the nine months compared with the prior-year period.
Gross profit was $113.4 million for the nine months, a decrease of $19.4 million, or 14.6%, primarily due to lower sales volumes. Gross margin decreased 90 basis points to 40.4% from the prior-year period primarily due to the unfavorable impact of lower volumes resulting in reduced operating leverage.

Segment Operating Income and Operating Margin
Segment operating income of $25.4 million for the third quarter decreased by $0.5 million, or 1.9%, compared with the prior-year quarter primarily due to lower gross profit and increased expenses related to our growth initiatives in certain product lines, partially offset by lower operating expenses due to reduced discretionary spending and lower employee-related costs resulting from restructuring programs. Segment operating margin increased 60 basis points to 23.1% primarily due to lower operating expenses, partially offset by the unfavorable impact of lower sales volumes resulting in reduced operating leverage.
Segment operating income of $50.1 million for the nine months decreased by $14.0 million, or 21.8%, compared with the prior-year period primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending and lower employee-related costs resulting from restructuring programs. Segment operating margin decreased 220 basis points to 17.8% primarily due to lower sales volumes negatively impacting operating leverage and lower gross margin, partially offset by lower operating expenses.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the third quarter compared to the corresponding prior-year quarter. In the Analysis of Operations (the "table"), we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail.
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

The following are the non-GAAP financial measures presented in the table:
•Adjusted EBIT (a non-GAAP financial measure)- is defined as net income (loss) from continuing operations attributable to GCP shareholders adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring and repositioning expenses, and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) interest income, interest expense and related financing costs; (xi) income taxes; (xii) shareholder activism and other related costs; (xiii) gain on sale of corporate headquarters, net of related costs; and (xiv) certain other items that are not representative of underlying trends. Adjusted EBIT Margin is defined as Adjusted EBIT divided by net sales. We use Adjusted EBIT to assess and measure our operating performance and determine performance-based employee compensation. We use Adjusted EBIT as a performance measure because it provides improved quarter-to-quarter and year-over-year comparability for decision-making and compensation purposes and allows management to measure the ongoing earnings results of our strategic and operating decisions.
•Adjusted EBITDA (a non-GAAP financial measure)- is defined as Adjusted EBIT adjusted for depreciation and amortization. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales. We use Adjusted EBITDA as a performance measure in making significant business decisions.
•Adjusted Earnings Per Share (a non-GAAP financial measure)- is defined as earnings per share ("EPS") from continuing operations on a diluted basis adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring and repositioning expenses and asset impairments; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) shareholder activism and other related costs; (xi) certain discrete tax items; (xii) gain on sale of corporate headquarters, net of related costs; and (xiii) certain other items that are not representative of underlying trends. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis and in determining certain performance-based employee compensation.
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
Adjusted EBIT, Adjusted EBIT Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted EPS, Adjusted Gross Profit and Adjusted Gross Margin do not purport to represent income measures as defined in accordance with U.S. GAAP. These measures are provided to investors and others to improve the quarter-to-quarter, year-to-year, and peer-to-peer comparability of our financial results and to ensure that investors understand the information we use to evaluate the performance of our businesses.

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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales:
Specialty Construction Chemicals	$138.3	$151.8	(8.9)%	$379.6	$433.9	(12.5)%
Specialty Building Materials	110.1	115.1	(4.3)%	280.9	321.3	(12.6)%
Total GCP net sales	$248.4	$266.9	(6.9)%	$660.5	$755.2	(12.5)%
Net sales by region:
North America	$141.2	$143.9	(1.9)%	$372.7	$393.2	(5.2)%
Europe Middle East Africa (EMEA)	47.4	50.7	(6.5)%	126.3	149.4	(15.5)%
Asia Pacific	47.4	56.8	(16.5)%	127.4	166.4	(23.4)%
Latin America	12.4	15.5	(20.0)%	34.1	46.2	(26.2)%
Total net sales by region	$248.4	$266.9	(6.9)%	$660.5	$755.2	(12.5)%

Profitability performance measures:
Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$18.6	$19.8	(6.1)%	$36.4	$41.9	(13.1)%
Specialty Building Materials segment operating income	25.4	25.9	(1.9)%	50.1	64.1	(21.8)%
Corporate costs (B)	(7.6)	(8.9)	(14.6)%	(19.7)	(28.2)	(30.1)%
Certain pension costs (C)	(1.3)	(2.0)	(35.0)%	(3.9)	(5.9)	(33.9)%
Adjusted EBIT (non-GAAP)	$35.1	$34.8	0.9%	$62.9	$71.9	(12.5)%
Legacy product, environmental and other claims	—	—	—%	—	(0.1)	100.0%
Repositioning expenses	(0.1)	(4.4)	(97.7)%	(3.8)	(15.6)	(75.6)%
Restructuring expenses and asset impairments	(7.7)	(3.8)	NM	(11.2)	(8.8)	27.3%
Gain on Brazil tax recoveries, net (E)	—	0.9	(100.0)%	—	0.9	(100.0)%
Shareholder activism and other related costs (D)	(2.1)	(0.1)	NM	(9.5)	(3.7)	NM
Gain on sale of corporate headquarters	110.2	—	100.0%	110.2	—	100.0%
Third-party and other acquisition-related costs	—	—	—%	(0.7)	(0.1)	NM
Interest expense, net	(5.3)	(4.9)	8.2%	(15.1)	(15.0)	0.7%
Income tax (provision) benefit	(30.6)	(5.5)	NM	(33.2)	5.2	NM
Income from continuing operations attributable to GCP shareholders	$99.5	$17.0	NM	$99.6	$34.7	NM
Income from continuing operations attributable to GCP shareholders as a percentage of net sales	40.1%	6.4%	33.7 pts	15.1%	4.6%	10.5 pts
Diluted EPS from continuing operations (GAAP)	$1.36	$0.23	NM	$1.36	$0.48	NM
Adjusted EPS (non-GAAP)	$0.30	$0.28	7.1%	$0.48	$0.54	(11.1)%

Analysis of Operations (In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Gross Profit:
Specialty Construction Chemicals	$55.1	$56.8	(3.0)%	$147.5	$154.7	(4.7)%
Specialty Building Materials	46.6	48.6	(4.1)%	113.4	132.8	(14.6)%
Adjusted Gross Profit (non-GAAP)	101.7	105.4	(3.5)%	260.9	287.5	(9.3)%
Corporate costs and pension costs in cost of goods sold (C)	(0.3)	(0.3)	—%	(1.2)	(1.2)	—%
Total GCP Gross Profit (GAAP)	$101.4	$105.1	(3.5)%	$259.7	$286.3	(9.3)%
Gross Margin:
Specialty Construction Chemicals	39.8%	37.4%	2.4 pts	38.9%	35.7%	3.2 pts
Specialty Building Materials	42.3%	42.2%	0.1 pts	40.4%	41.3%	(0.9) pts
Adjusted Gross Margin (non-GAAP)	40.9%	39.5%	1.4 pts	39.5%	38.1%	1.4 pts
Corporate costs and pension costs in cost of goods sold	(0.1)%	(0.1)%	— pts	(0.2)%	(0.2)%	— pts
Total GCP Gross Margin (GAAP)	40.8%	39.4%	1.4 pts	39.3%	37.9%	1.4 pts
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$18.6	$19.8	(6.1)%	$36.4	$41.9	(13.1)%
Specialty Building Materials segment operating income	25.4	25.9	(1.9)%	50.1	64.1	(21.8)%
Corporate and certain pension costs	(8.9)	(10.9)	(18.3)%	(23.6)	(34.1)	(30.8)%
Total GCP Adjusted EBIT (non-GAAP)	$35.1	$34.8	0.9%	$62.9	$71.9	(12.5)%
Depreciation and amortization:
Specialty Construction Chemicals	$7.0	$5.9	18.6%	$20.2	$17.5	15.4%
Specialty Building Materials	3.8	3.6	5.6%	11.0	11.2	(1.8)%
Corporate	1.1	1.0	10.0%	3.4	2.9	17.2%
Total GCP depreciation and amortization	$11.9	$10.5	13.3%	$34.6	$31.6	9.5%
Adjusted EBITDA:
Specialty Construction Chemicals	$25.6	$25.7	(0.4)%	$56.6	$59.4	(4.7)%
Specialty Building Materials	29.2	29.5	(1.0)%	61.1	75.3	(18.9)%
Corporate and certain pension costs	(7.8)	(9.9)	(21.2)%	(20.2)	(31.2)	(35.3)%
Total GCP Adjusted EBITDA (non-GAAP)	$47.0	$45.3	3.8%	$97.5	$103.5	(5.8)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	13.4%	13.0%	0.4 pts	9.6%	9.7%	(0.1) pts
Specialty Building Materials	23.1%	22.5%	0.6 pts	17.8%	20.0%	(2.2) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	14.1%	13.0%	1.1 pts	9.5%	9.5%	— pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	18.5%	16.9%	1.6 pts	14.9%	13.7%	1.2 pts
Specialty Building Materials	26.5%	25.6%	0.9 pts	21.8%	23.4%	(1.6) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	18.9%	17.0%	1.9 pts	14.8%	13.7%	1.1 pts

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
(D)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters. For further information, please refer to Note 17, "Related Party Transactions and Transactions with Grace" in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" on this Quarterly Report on Form 10-Q.
(E)Gain on Brazil tax recoveries, net primarily consists of a $1.7 million pre-tax gain related to indirect tax recoveries, and $0.8 million of legal fees and other charges relating to indirect and income tax recoveries.
*Consists of current and non-current components.
NM•Not meaningful.

Corporate Costs
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated or directly attributable to our operating segments.

Corporate costs were $7.6 million for the third quarter, a decrease of $1.3 million, or 14.6%, compared with the prior-year quarter. The decrease was primarily related to cost savings attributable to our restructuring programs and organization realignment resulting in certain direct costs being allocated directly to operating segments, favorable impact related to foreign currency exchange gains compared to losses in the prior-year quarter, and lower executive and stock-based compensation.
Corporate costs were $19.7 million for the nine months, a decrease of $8.5 million, or 30.1%, compared with the prior-year period. The decrease was primarily due to lower executive and stock-based compensation, lower costs resulting from our restructuring programs and organization realignment resulting in certain direct costs being allocated directly to operating segments, and favorable impact related to foreign currency exchange gains compared to losses in the prior-year period.
Adjusted EBIT
Adjusted EBIT was $35.1 million for the third quarter, an increase of 0.9% compared with the prior-year quarter primarily due to lower corporate costs, partially offset by lower SCC and SBM operating income.
Adjusted EBIT margin was 14.1% for the third quarter, an increase of 110 basis points, primarily due to higher gross margin, partially offset by lower sales volumes negatively impacting operating leverage.
Adjusted EBIT was $62.9 million for the nine months, a decrease of 12.5% compared with the prior-year period primarily due to lower SCC and SBM operating income, partially offset by lower corporate costs.
Adjusted EBIT margin was 9.5% for the nine months, consistent with the prior-year period, primarily due to higher gross margin, partially offset by lower sales volumes negatively impacting operating leverage.
Adjusted EBITDA
Adjusted EBITDA was $47.0 million for the third quarter, an increase of 3.8% compared with the prior-year quarter, primarily due to lower corporate costs and improved SCC operating income after adjusting for depreciation and amortization. Adjusted EBITDA Margin was 18.9% for the third quarter, an increase of 190 basis points compared to the prior-year quarter, primarily due to higher gross margin, partially offset by lower sales volumes negatively impacting operating leverage.

Adjusted EBITDA was $97.5 million for the nine months, a decrease of 5.8% compared with the prior-year period, primarily due to lower segment operating income, partially offset by lower corporate costs. Adjusted EBITDA Margin was 14.8% for the nine months, an increase of 110 basis points compared to the prior-year period, primarily due to higher gross margin, partially offset by lower sales volumes impacting operating leverage.
Adjusted EPS
Adjusted EPS was $0.30 per diluted share in the third quarter compared to $0.28 in the prior-year quarter. Adjusted EPS was $0.48 per diluted share in the nine months compared to $0.54 in the prior-year period.
The following table reconciles Diluted EPS (GAAP) to Adjusted EPS (non-GAAP):

	Three Months Ended September 30,
	2020				2019
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$1.36				$0.23
Repositioning expenses	$0.1	$—	$0.1	—	$4.4	$1.1	$3.3	0.05
Restructuring expenses and asset impairments	7.7	1.9	5.8	0.08	3.8	0.8	3.0	0.04
Shareholder activism and other related costs	2.1	0.5	1.6	0.02	0.1	—	0.1	—
Gain on sale of corporate headquarters	(110.2)	(27.7)	(82.5)	(1.13)	—	—	—	—
Gain on Brazil tax recoveries, net	—	—	—	—	(0.9)	(0.4)	(0.5)	(0.01)
Discrete tax items, including adjustments to uncertain tax positions	—	1.9	(1.9)	(0.03)	—	2.2	(2.2)	(0.03)
Adjusted EPS (non-GAAP)				$0.30				$0.28

	Nine Months Ended September 30,
	2020				2019
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$1.36				$0.48
Repositioning expenses	$3.8	$1.0	$2.8	0.04	$15.6	$3.9	$11.7	0.16
Restructuring expenses and asset impairments	11.2	2.8	8.4	0.11	8.8	1.0	7.8	0.11
Third-party and other acquisition-related costs	0.7	0.2	0.5	0.01	0.1	—	0.1	—
Legacy product, environmental and other claims	—	—	—	—	0.1	—	0.1	—
Gain on sale of corporate headquarters	(110.2)	(27.7)	(82.5)	(1.13)	—	—	—	—
Shareholder activism and other related costs	9.5	2.4	7.1	0.10	3.7	0.9	2.8	0.04
Gain on Brazil tax recoveries, net	—	—	—	—	(0.9)	(0.4)	(0.5)	(0.01)
Discrete tax items, including adjustments to uncertain tax positions	—	0.4	(0.4)	(0.01)	—	17.2	(17.2)	(0.24)
Adjusted EPS (non-GAAP)				$0.48				$0.54

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following is an analysis of our financial condition, liquidity and capital resources at September 30, 2020.
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
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the nine months, we completed the final remaining delayed closing in Venezuela which did not result in a gain or a loss recognized based on $0.5 million of proceeds received. During the prior-year period, we completed the delayed closing in Indonesia and recognized a gain of $9.6 million on a pre-tax basis and $7.2 million on an after-tax basis based on $12.7 million of proceeds received.

Sale of Corporate Headquarters
On July 31, 2020, we sold our corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts 02140 to IQHQ, L.P, entered into a leaseback transaction with the buyer, and received from the buyer cash proceeds of $122.5 million, net of the related transaction costs and commissions of $2.5 million, pursuant to the sale of the property. The lease commenced on July 31, 2020 and can be extended for an additional six months at our option, subject to monthly rental payments of $0.6 million. The exercise of the extension option was not reasonably certain as of September 30, 2020. Pursuant to the terms of the lease, we are required to make certain payments for real estate taxes and other operating expenses related to the property.
Share Repurchase Program
On July 30, 2020, our Board of Directors (the “Board”) authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. We plan to fund repurchases from our existing cash balance. We did not repurchase any shares during the third quarter.
Cash Resources and Available Credit Facilities
At September 30, 2020, we had available liquidity of $860.1 million, consisting of $473.4 million in cash and cash equivalents, of which $335.0 million was held in the U.S., $347.4 million available under our revolving credit facility, and $39.3 million available under various non-U.S. credit facilities.
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
The following table summarizes our non-U.S. credit facilities as of September 30, 2020:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Maturity Date
Singapore	$6.0	$6.0	2/3/2021
China	6.0	4.6	2/3/2021
Australia	5.5	4.0	2/3/2021
Canada	5.6	5.6	2/3/2021
India	5.0	2.5	2/3/2021
Korea	4.0	4.0	2/3/2021
Hong Kong	3.0	3.0	2/3/2021
Other countries	9.8	9.6	Open ended
Total	$44.9	$39.3

Analysis of Cash Flows
The following table summarizes our cash flows for the nine months and prior-year period:

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by operating activities from continuing operations	$59.3	$46.5
Net cash provided by (used in) investing activities from continuing operations	94.9	(45.6)
Net cash provided by (used in) financing activities from continuing operations	0.7	(6.8)
Net cash provided by operating activities from continuing operations during the nine months was $59.3 million compared to $46.5 million for the prior-year period. The period-over-period change was primarily due to lower cash paid for restructuring and repositioning, and the change in accounts payable, partially offset by higher pension contributions and higher tax payments. During the nine months and the prior-year period, restructuring payments were $2.3 million and $8.8 million, respectively, and repositioning payments were $9.3 million and $13.5 million, respectively.
Net cash provided by investing activities from continuing operations during the nine months was $94.9 million compared to $45.6 million of cash used during the prior-year period. The period-over-period change was primarily due to proceeds received from the sale of the corporate headquarters.
Net cash provided by financing activities from continuing operations during the nine months was $0.7 million compared to $6.8 million of cash used during the prior-year period. The period-over-period change was primarily due to lower payments under credit arrangements.
Debt and Other Contractual Obligations
Debt
Total debt outstanding at September 30, 2020 and December 31, 2019 was $352.9 million and $349.2 million, respectively.
5.5% Senior Notes
Interest is payable semi-annually in arrears on April 15 and October 15 of each year. An interest payment of $9.6 million was due and paid on April 15, 2020 and October 15, 2020. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.
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
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 6, "Debt and Other Borrowings", in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for additional information regarding our debt. As of September 30, 2020, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of September 30, 2020.
Credit Agreement
As of September 30, 2020, there were no outstanding borrowings on the Revolving Credit Facility and $2.6 million in outstanding letters of credit, which resulted in available credit of $347.4 million under the Revolving Credit Facility. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to our Consolidated Financial Statements included in the 2019 Annual Report in the Form 10-K. We were in compliance with all covenant terms as of September 30, 2020 and December 31, 2019. There were no events of default as of September 30, 2020 or December 31, 2019.

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
Please refer to Note 11, "Commitments and Contingencies", in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of financial assurances and other contingencies.
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans' status during the nine months and the prior-year period, there were no minimum required payments under ERISA. We made contributions of $15.0 million and $15.7 million, respectively, to the U.S. pension plans during the third quarter and nine months. There were no contributions made to these plans during the corresponding prior-year periods. The increase is primarily due to a $15.0 million voluntary contribution to the U.S. qualified pension plans during the third quarter. We intend to fund non-U.S. pension plans based upon applicable legal requirements, as well as actuarial and trustee recommendations. During the third quarter and the nine months, we contributed $0.3 million and $1.1 million, respectively, to the non-U.S. plans. During the prior-year quarter and the prior-year period, we contributed $0.6 million and $1.8 million, respectively, to the non-U.S. plans. Please refer to Note 9, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for further discussion on our pension and other postretirement benefit plans.
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
We continue to account for our operations in Argentina as a highly inflationary economy. Losses related to the remeasurement of monetary net assets are included in "Other income, net" in the unaudited Consolidated Statements of Operations and were immaterial during the third quarter and the nine months. Losses incurred during the prior-year quarter and the prior-year period were $0.6 million and $0.9 million, respectively. Our Argentina subsidiary's net sales were not material to our consolidated net sales during the third quarter, the nine months and the corresponding prior-year periods, and its monetary net assets denominated in local currency were not material to our consolidated total assets as of September 30, 2020 and December 31, 2019.

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
Recent Accounting Pronouncements
    Effective January 1, 2020, we adopted Accounting Standard Update (the "ASU") ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The impact of this adoption was deemed immaterial to our income from continuing operations before income taxes, income from continuing operations, and net income during the three and nine months ended September 30, 2020. For a summary of recently issued accounting pronouncements applicable to our Consolidated Financial Statements which is incorporated here by reference, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" in the Notes to the Consolidated Financial Statements included in Item 1, "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, most of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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
We operate facilities around the world which have been and may continue to be adversely affected by the pandemic as a result of disruptions to our supplies of raw materials, as well as the production, transportation and delivery of our products. We may not be able to supply products or services to our customers in a timely manner due to travel and transportation restrictions, as well as temporary closures of our facilities or those of our suppliers or customers as a result of regulations imposed by local governments to contain COVID-19 . We may also experience difficulties with certain supplier or vendor supply chains, and our business could be adversely impacted if we become unable to procure essential materials or services in adequate quantities and at acceptable prices. Our ability to adequately staff our operations may be adversely impacted by certain temporary restrictions, such as mandatory facility closures imposed by government authorities in certain countries where we operate, as well as voluntary facility closures or other measures, such as work-from-home orders and social distancing protocols, imposed for the safety of our employees or in response to potential positive diagnoses for COVID-19. Despite our best efforts to protect the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, there can be no assurance that employees will not become infected with the COVID-19 virus, or that such infections, would not have a material adverse impact on our operations.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 30, 2020, our Board of Directors authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. We did not repurchase any shares during the third quarter.

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

10.1
Real Estate Purchase and Sale Agreement by and between GCP Applied Technologies Inc. and IQHQ, L.P. with an effective date of July 2, 2020 (incorporated herein by reference to Exhibit 10.1 to GCP’s Current Report on Form 8-K filed on July 8, 2020).

10.2*	Lease, by and between GCP Applied Technologies Inc. and IQHQ-Alewife, LLC, with an effective date of July 31, 2020.
10.3*#	GCP Applied Technologies Inc. Form of Change in Control Severance Agreement
10.4*#	GCP Applied Technologies Inc. Amended and Restated Equity Incentive Plan
10.5#
Employment Agreement between GCP Applied Technologies Inc. and Simon Bates, dated as of September 11, 2020 (incorporated herein by reference to Exhibit 10.1 to GCP’s Current Report on Form 8-K filed on September 14, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: November 6, 2020	By:	/s/ SIMON M. BATES
Simon M. Bates President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ CRAIG A. MERRILL
Craig A. Merrill Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2020	By:	/s/ KENNETH S. KOROTKIN
Kenneth S. Korotkin Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)