Form 10-K
period 2020-12-31
GCP Applied Technologies Inc.
filed 2021-03-08
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-37533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
62 Whittemore Avenue, Cambridge, Massachusetts 02140-1623
(617) 876-1400
(Address and phone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	GCP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of GCP Applied Technologies' voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $18.58 as reported on the New York Stock Exchange was $747,523,975.
At March 3, 2021, there were 73,197,953 shares of GCP Applied Technologies Common Stock, $.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I.

ITEM 1.    BUSINESS

BUSINESS OVERVIEW
GCP Applied Technologies Inc. is a global provider of construction products and technologies that include admixtures and additives for concrete and cement, the in-transit concrete monitoring and management system, high-performance waterproofing products and specialty construction products. The Company is a leader in its two global operating segments. The Specialty Construction Chemicals ("SCC") operating segment produces concrete admixtures, which enhance the properties of concrete and other cementitious construction materials, cement additives, which improve the performance of Portland cement, the most widely used construction material in the world, as well as in-transit concrete monitoring and management and specialty systems. The Specialty Building Materials ("SBM") operating segment produces building envelope, residential and specialty construction products that protect structures from water, vapor transmission, air penetration and fire damage.
During the year ended December 31, 2020, we generated net sales of $903.2 million, income from continuing operations before income taxes of $137.7 million and net income of $100.7 million. Approximately 48% of our 2020 sales were generated outside of the United States. We operate in more than 30 countries.
Business Strategy
    Our objective is to grow our sales, earnings, and cash flows through the implementation of our business strategies. We strive to deliver value to our various stakeholders, such as our stockholders, customers and employees, and manage our business operations and facilities in a sustainable manner. Our SCC and SBM segments produce and market a portfolio of high-performance products for leading global concrete and cement producers, architects, engineers, developers and contractors. Our products must satisfy our customers’ well-defined performance requirements and design specifications to provide high value, although they typically represent a low percentage of the total cost of our customers’ end-products or projects.
We implement the following growth strategies to accelerate progress toward achieving our objectives:
•Leverage Global Presence and Construction Product Capabilities to Generate Sales Growth — We utilize our worldwide sales and marketing organization, technical service and product support, research and development capabilities, and our manufacturing and sourcing operations to create value for our customers. We expect to make targeted investments to expand our capabilities in product and market segments, technology and data analytics where trends and economic cycles present the best opportunities.
•Maintain Strong Customer Focus — A key aspect of our strategy is to deliver product and technology solutions to our customers that help improve the performance and longevity of their products or the structures they build, as well as the productivity of their manufacturing operations or product application processes. We believe that maintaining a close partnership with our customers, which includes creating efficiencies in our supply chain and manufacturing process and providing on-site technical support, allow us to effectively focus our innovation efforts and respond to changing demands. Our goal is to demonstrate the value we provide, which includes outstanding product performance, technical service and customer service, as well as savings through reduced application cost and improved life-cycle performance.

•Increase Productivity by Optimizing Global Operations and Supply Chain Procurement — Our productivity strategies and processes focus on our global and regional operations, including our global procurement, logistics and other supply chain operations, as well as our general and administrative functions. We have developed procurement and product formulation expertise to manage our product costs and production efficiencies and seek to improve our overall operating cost structure. Product formulations are optimized at our regional and global development labs. These formulations are designed to meet specific customer needs while also considering the costs of different raw material inputs. Our global procurement organization balances local raw material supply with global contracts that maximize our buying power while ensuring our supply requirements. Our global manufacturing network also maximizes production and delivery efficiencies.
•Strengthen and Enhance Our Segment Positions with Product Innovation — We seek to strengthen our position as an industry innovator by investing in research and development activities focused on commercializing differentiated products and solutions as well as creating new product categories. We expect to introduce and support new construction material, chemistry, and technologies through our research and development and our application expertise. For example, we developed our PREPRUFE® fully-bonded pre-applied waterproofing technology, and our ICE & WATER SHIELD® self-adhesive underlayment for sloped roofs
•Strategic Initiatives — Consistent with our business strategies, we may seek selective strategic acquisitions, partnerships and alliances to accelerate our customer and geographic penetration, extend our product portfolio, advance our technological capabilities, and bolster our manufacturing capacity and capability or divest businesses that fail to meet our targets or do not fit our long-term strategy. For example, in 2017, we sold our Darex business, which was a supplier of can and closure sealants for food and beverage, personal care and industrial packaging.
•Drive Cash Flow to Deliver Long-Term Value to Our Shareholders — Our objective is to grow our revenues, improve our operating margins, and lower our selling general and administrative expenses. By implementing these strategies, we believe we will increase our cash flow which will allow us to invest in product development, research and development activities, strategic acquisitions, technical service and sales organizations, manufacturing operations, and to return excess capital to shareholders over time.

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
We compete with several large international suppliers and regionally with smaller competitors. Competition for our products is based on product performance, technical support, the breadth of our manufacturing and distribution infrastructure and our ability to bring value to our customers in the construction industry. Our major global competitors are MBCC Group and Sika.
The following table sets forth SCC sales as a percentage of GCP total revenue during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Concrete	$393.1	43.5%	$434.8	42.9%	$478.9	42.6%
Cement	125.8	14.0%	144.3	14.2%	164.6	14.6%
Total SCC Revenue	$518.9	57.5%	$579.1	57.1%	$643.5	57.2%
The following table sets forth SCC sales by geographic region as a percentage of SCC total revenue during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
(In millions)	Sales	% of SCC Revenue	Sales	% of SCC Revenue	Sales	% of SCC Revenue
North America	$265.8	51.2%	$278.0	48.0%	$286.7	44.6%
Europe Middle East Africa (EMEA)	81.5	15.7%	91.0	15.7%	131.4	20.4%
Asia Pacific	126.4	24.4%	152.5	26.3%	165.9	25.8%
Latin America	45.2	8.7%	57.6	10.0%	59.5	9.2%
Total SCC Revenue	$518.9	100.0%	$579.1	100.0%	$643.5	100.0%
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

Examples of our products include CONCERA® admixtures which enable the production of control flow concrete, a high-flowing, segregation-resistant concrete that allows for easier placement while using conventional mix designs. Our CLARENA®MC admixture product is a chemical additive that mitigates the effects of clay, which helps quarry owners extend the functional lifespan of their property, and, for ready mix producers, adds controllability to concrete containing aggregates with a high clay content. Our recently introduced CLARENA ®RC40 admixture product is an environmentally-friendly solution for recycling and re-using returned concrete which significantly reduces concrete waste for our customers. MIRA® admixtures allow concrete to be produced with a lower amount of water, which improves the compressive strength and the long-term durability of the concrete. ADVA® admixtures enable higher compressive strengths, better slump retention, improved rheology, enhanced air control, superior finishability and robustness across a wide range of materials, including both flowable and self-consolidating concrete. ECLIPSE® admixtures are used to minimize the formation of shrinkage cracks in critical applications, such as bridge decks. STRUX® polymeric fibers are designed to improve the ductility of concrete which is a naturally brittle material. In some cases, STRUX® polymeric fibers may be used to replace steel reinforcement near the surface of concrete that will be exposed to corrosive de-icing salts.
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
Examples of our products include OPTEVA® HE quality improvers, which are cement additives that provide options for gaining higher early (HE) strength and are particularly effective for challenging cements. TAVERO® VM grinding aid additives help stabilize vertical roller mills during production by reducing water injection requirements and cement pre-hydration, while at the same time improving cement performance by delivering higher strengths and shorter setting time. HEA2® Cement Additives are used around the world to improve the energy efficiency of cement grinding operations. CBA® Cement Additives are used to produce higher cement strength, which provides a high level of process flexibility to cement manufacturers who increasingly seek to reduce the environmental impact of their manufacturing processes. Our additives provide greater flexibility in raw materials, enabling customers to achieve improvements such as reductions in energy use and CO2 emissions.

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

Specialty Building Materials Operating Segment
We manufacture and sell building and flooring materials used in both new construction and renovation/repair projects for the commercial, residential and infrastructure markets. Our products protect structures from water, vapor transmission, air penetration and fire damage, while reducing energy usage and improving the long-term durability of structures. They include waterproofing sheet and liquid applied membranes, weather barriers, roofing underlayments, polymeric injection systems and grouts for use in waterproofing and soil stabilization applications, air and vapor barriers, cementitious grouts, passive fire protection, a flooring barrier system and flooring installation products.
Our products are specified and installed on commercial, infrastructure and residential projects around the world. Our technology platforms, project selling competencies and international reach are the foundation of our industry leadership. We are dedicated to understanding local codes and construction practices so that our technology solutions address the regional needs of our customers. Our global specification sales organization emphasizes its technical expertise and has established relationships with key influencers and decision makers across the entire project selling value chain, including owners, architects, engineers, consultants, general contractors, specialty contractors and other channel partners. We maintain our international presence in targeted regions with our core product lines and by adding new technologies.
As a global leader in waterproofing, air barrier and fireproofing technologies, our products are regularly specified and utilized to achieve the performance and sustainability goals of contractors, designers and building owners. Developed and produced with performance and durability criteria in mind, many of our solutions contribute to sustainable construction. Our systems enable environmentally responsible design and contribute to long-standing industry rating systems, such as LEED. We remain committed to developing our solutions with sustainability at the forefront and supporting the evolution of highly efficient and long-lasting structures.
Our Specialty Building Materials product sales are global. We engage with global architectural and contracting firms, as well as local specifiers, engineers, contractors and building material distributors that influence the buying decisions for our products. Sales to a certain customer represented approximately 10% of SBM revenue during 2020, 2019 and 2018.
We compete globally with several large international construction materials suppliers, as well as regionally and locally with numerous smaller competitors. Competition for our products is based on product performance, technical support and service, brand name recognition and price. Our major competitors are Sika, RPM, Soprema and Carlisle.
The following table sets forth SBM sales as a percentage of GCP total revenue during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
(In millions)	Sales	% of GCP Revenue	Sales	% of GCP Revenue	Sales	% of GCP Revenue
Building Envelope	$206.3	22.8%	$246.3	24.3%	$284.4	25.3%
Residential Building Products	73.8	8.2%	81.2	8.0%	80.9	7.2%
Specialty Construction Products	104.2	11.5%	106.9	10.5%	116.6	10.3%
Total SBM Revenue	$384.3	42.5%	$434.4	42.8%	$481.9	42.8%

The following table sets forth SBM sales by geographic region as a percentage of SBM total revenue during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
(In millions)	Sales	% of SBM Revenue	Sales	% of SBM Revenue	Sales	% of SBM Revenue
North America	$236.7	61.6%	$259.4	59.7%	$284.3	59.0%
Europe Middle East Africa (EMEA)	91.1	23.7%	102.5	23.6%	109.3	22.7%
Asia Pacific	54.4	14.2%	70.0	16.1%	79.7	16.5%
Latin America	2.1	0.5%	2.5	0.6%	8.6	1.8%
Total SBM Revenue	$384.3	100.0%	$434.4	100.0%	$481.9	100.0%
SBM consists of three product groups which include building envelope, residential building products and specialty construction products.
Building Envelope Products
Building envelope products protect structures from water and help manage air and vapor transmission through building walls. The majority of sales in this product group are waterproofing sheet and liquid applied products that protect commercial structures, residential structures and infrastructure. Our waterproofing products are used in both above-grade and below-grade applications. Above grade, our products protect the material to which they are applied and minimize air and water infiltration into occupied spaces. Below grade, our products enable the construction of structures in challenging sites, such as locations with a high existing water table. Examples of these products include our innovative PREPRUFE® waterproofing sheet membranes, BITUTHENE® self-adhesive rubberized asphalt membrane, and our ELIMINATOR® liquid applied waterproofing system.
We pioneered the pre-applied waterproofing category through the inclusion of GCP's Advanced Bond Technology™ brand in our PREPRUFE® products, a system which now includes pre-applied and post-applied membrane options. Our unique technology allows a waterproofing membrane to be installed on the bottom or on walls of a foundation before concrete is placed. This technology allows waterproofing of walls normally inaccessible during the construction of a building, such as foundations in densely populated cities. Major projects around the world have successfully installed our PREPRUFE® waterproofing systems that continue to gain recognition for waterproofing performance. Our BITUTHENE® product line has a long track record of providing waterproofing in the most challenging conditions. Designers and contractors have relied on BITUTHENE® products for over 40 years and continue to specify our products by using the BITUTHENE® brand name. Our PERM-A-BARRIER® membranes protect the building structure from the damaging effects of the elements. By minimizing air and water vapor flow through the building exterior, PERM-A-BARRIER® membranes prevent premature deterioration of the building envelope and enhance thermal performance of the structure to save energy costs. Our ELIMINATOR® liquid applied waterproofing systems are used to protect and extend the life of bridges. Major bridge projects in North America, Europe and Asia have used our ELIMINATOR® systems over the last 20 years.

Residential Building Products
Residential building products consist of roofing underlayments, flashings and weather barriers. Roofing underlayments are placed below the outermost roof covering, such as shingles, to protect sloped roofs from water damage caused by wind-driven rain and ice dams. Our GRACE ICE & WATER SHIELD® roofing underlayments are known throughout the industry and are sold in North America through a network of distributors. The VYCOR® flashing portfolio consists of high performance self-adhered flashing products that provide premium protection against water infiltration in critical areas such as windows and doors. Our VYCOR® flashing and weather barrier products reduce the risk of mold and rot development, and contribute to energy efficiency by sealing air leakages in the building envelope.
Specialty Construction Products
Specialty construction products include fire protection, chemical injection systems and grouts, cementitious grouts and mortars, as well as specialty flooring products. Passive fire protection products are marketed under the MONOKOTE® brand. MONOKOTE® products reduce the rate of temperature rise in steel or concrete in the event of a fire, thereby prolonging the structural integrity of the building. Chemical injection systems and grouts are sold under the DE NEEF® brand and are used for repairing cracks in concrete, sealing water leaks in commercial buildings and infrastructure and stabilizing soil. BETEC® cementitious grouts and mortars are used in applications where specific strength and/or flow are required. Examples of these applications include assembly of concrete precast elements for wind turbines, filling under rails for railroads and providing a high-strength surface for heavy machinery in industrial settings. Our KOVARA® flooring membrane is a moisture mitigation membrane installed between a concrete subfloor and surface flooring to protect the finished flooring from moisture and alkalinity related damage. Other flooring installation products include carpet seam tapes, underlayments and tools and accessories used for the installation of carpet, ceramic, laminate, stone and other surface flooring.
The SBM product portfolio includes the following products:

Products	Uses	Customers	Key Brands
Building envelope products	Structural barrier systems to prevent above and below ground water, vapor and air infiltration of the building envelope of commercial structures, including self-adhered sheet and liquid membranes, joint sealing materials, drainage composites and waterstops.	Architects, consultants and structural engineers; specialty waterproofing, masons, dry wall contractors and general contractors; specialty distributors	PREPRUFE®, BITUTHENE®, ADPRUFE®, HYDRODUCT®, ADCOR®, SILCOR®, PERM-A-BARRIER®, ELIMINATOR®, INTEGRITANK®, RIW®
Residential building products	Specialty roofing membranes and flexible flashings for windows, doors, decks and detail areas, including fully adhered roofing underlayments, synthetic underlayments and self-adhered flashing	Roofing contractors, windows and siding contractors home builders and remodelers; building material distributors, lumberyards and home centers; architects and specifiers	ICE & WATER SHIELD®, TRI-FLEX®, VYCOR®, ULTRA®
Fire protection materials	Fire protection products spray-applied to a structural steel frame, encasing and insulating the steel and protecting the building in the event of fire	Local contractors and specialty subcontractors and applicators; building materials distributors; industrial manufacturers; architects and structural engineers	MONOKOTE®
Chemical grouts	Products for repair and remediation in waterproofing applications and soil stabilization	Contractors; specialty distributors; municipalities; and other owners of large infrastructure facilities	DE NEEF®, HYDRO ACTIVE®, SWELLSEAL®, DE NEEF® PURe™
Cementitious grouts and mortars	Cementitious grouts and mortars used for under filling and gap filling	Specialty contractors engaged in the repair of concrete, installation of new precast concrete elements and infrastructure repair	BETEC®
Specialty flooring products	Flooring moisture barriers and installation products	Distributors; contractors; home centers; flooring manufacturers; and large commercial end users	KOVARA®, ORCON®

SALES AND MARKETING
Our two operating segments maintain global direct sales and technical service teams supporting customers in over 120 countries worldwide. Our global team sells products under annual and multi-year global, regional and local agreements and has developed deep segment and product application knowledge. We believe that our in depth understanding of our customers' needs, challenges and operations, as well as our ability to provide service at a high standard throughout the world, give both of our segments a competitive advantage. The majority of our products require local, regional, country and international code approvals related to their use, storage and performance. Our commercial organization supports and consults on committees and technical associations in order to ensure codes and product standards are consistently applied.
Our sales professionals, supported by a field-based technical service team, work with leading architects, engineers, consultants and contractors across the globe seeking to have our products specified for use in thousands of projects on an annual basis. Our products have been used to build some of the world's most renowned structures. As part of our "go to market" strategy, the SCC team provides technical services to several thousand concrete and cement production facilities worldwide. In many cases, we also provide product dispensing equipment to our customers as an integral part of the concrete and cement production process.

MANUFACTURING, RAW MATERIALS AND SUPPLY CHAIN
Our operating segments share global supply chain procurement processes, manufacturing facilities, as well as technical service and sales centers around the world, which provides cost efficiency.
We utilize internal and third-party manufacturing to produce our products to our specifications. Our low capital intensive plants along with third-party manufacturers provide us with flexibility in servicing our customers. Several of our plants ship products internationally, but most of our facilities are positioned to serve local market demand. We have the ability to respond quickly to changes in local demand by establishing or expanding manufacturing capacity with low capital investment. We have numerous multi-year supply and purchasing agreements with both our vendors and customers which helps us minimize volume disruptions. Construction demand is seasonal, resulting in demand variations requiring effective management of our manufacturing and distribution assets. For many of our SCC customers, we install and maintain a chemical dispensing and storage system for our products at their production facilities. We periodically replenish the on-site systems to give our customers instant access to our SCC products in the amounts they require twenty-four hours a day. We also install equipment on ready-mix trucks to monitor and manage concrete in transit to job sites. Total customer-based equipment accounted for approximately 44% of our 2020 annual capital spend.
The raw materials we use in our products are obtained from a variety of suppliers, including basic chemical and petrochemical producers. Many of our raw materials are organic chemicals derived from olefins, including specialty films and fibers. We also make significant purchases of inorganic materials, such as lignin and specialty materials, including plasticizers, films, ethylene derivatives, and rubber. We strive to have multiple raw material sources and balance our purchasing requirements between local and global sources seeking to maximize performance and profitability. Global supply and demand factors, changes in currency exchange rates and petroleum prices can significantly impact the price of our key raw materials.
Our global procurement team monitors the global market to identify cost and productivity opportunities. We seek to leverage our overall purchasing volumes for all regions. Since we manufacture in multiple global locations, some of our products rely on raw materials from suppliers from other regions. Changes in the values of these regions' currencies compared to the U.S. dollar and the euro may adversely affect our raw material costs. This effect is partially mitigated by our reliance on local sourcing for some raw materials.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for the years ended December 31, 2020, 2019 and 2018 is provided in this Annual Report on Form 10-K in Item 8, "Financial Statements and Supplementary Data" under Note 18, "Operating Segment and Geographic Information" to the Consolidated Financial Statements, which is incorporated herein by reference. Disclosure of risks related to our foreign operations is provided in Item 1A, "Risk Factors".

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
Our world-class Global Innovation Center in Cambridge, Massachusetts houses the product research activities that support both of our operating segments. The global marketing resources that we believe are essential to a successful product development process are also located with our research and development group in Cambridge. Our Regional Technical Centers collaborate with Global Innovation Center to develop global technologies, as well as customized products and technologies for each region. Our technologies are supported in the field by a network of Regional Technical Centers, including facilities in Sorocaba, Brazil; Toh Guan, Singapore; Beijing, China; Atsugi, Japan; Epping, Australia; Manchester UK; Larnaud, France and Heist, Belgium.
We maintain a global research and development and technical service workforce. We believe the collective technical expertise, industry knowledge and professionalism of the team is a significant differentiator for us.
We file patent applications globally on a routine basis and obtain grants in numerous countries around the world in support of our products, formulations, manufacturing processes, monitoring systems, equipment, and improvements. We also benefit from technological and commercial advantages protected under trade secret laws, including know-how and other proprietary information related to many of our products, technologies and internal quality control and testing methodologies. Entering 2021, we have over 1,000 active patents and patent applications pending in countries around the world, including over 150 patents or patents pending in the USA alone. We estimate that our filing rate is within the range of 100-125 patent applications globally on an annual basis, including priority filings as well as national stage application filings. The average number of patents filed, pending, granted, and maintained could go up or down from year to year, depending on various factors, some of which may not be within our control. It is our intent to continue to file for patents to protect our proprietary innovations and R&D investments.
Research and development expenses were $17.9 million, $18.4 million and $20.2 million, respectively, during the years ended December 31, 2020, 2019 and 2018. These amounts include depreciation and amortization expenses related to research and development assets and expenses incurred in funding external research projects. The amount of research and development expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.
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
We continuously seek to improve our environment, health and safety performance. We have expended funds to comply with environmental and safety laws and regulations and expect to continue to do so in the future.
HUMAN CAPITAL
As of December 31, 2020, we had approximately 1,950 employees globally in more than 30 countries, including union employees, of which approximately 40% are based in the US. Approximately 50 of our manufacturing employees in the United States are represented by five different local collective bargaining groups. We have operated without a labor work stoppage for more than 13 years. We have works councils representing two of the European countries in which we do business covering approximately 150 employees. The vast majority of our employees are full-time employees.

We conduct a global annual talent review of managers through executive officers to build a sustainable pipeline for talent succession throughout the organization and to identify career development opportunities for employees. We engage in a robust performance management process with goals set by the executive officers and cascaded down throughout the organization. We apply performance ratings that drive compensation decisions as a part of our evolving pay-for-performance culture. We drive training across functions and regions to further develop our employees expertise as a part of our learning environment. We are an equal opportunity employer and apply a competitive recruitment strategy to attract talent from both our industry and beyond to meet our needs for professional and technical talent. Our compensation and benefits programs are designed to be competitive within our industry and local labor markets offering a competitive base pay, annual incentive awards when the individual and the company meet their established goals, and long-term incentives for senior level and strategic roles within GCP. We recognize the diversity of our customers, partners and the communities we work within, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Our executive leadership team and Board of Directors exercise oversight of certain human capital matters, including our Inclusion and Diversity programs and initiatives. We conduct an annual employee engagement survey to measure key employee engagement metrics and our executive leadership team oversees the implementation of action plans based on the survey results.
AVAILABLE INFORMATION
We maintain an Internet website at www.gcpat.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or "SEC." Further, the SEC's website, www.sec.gov, contains reports and other information regarding our filings. These reports may be accessed through our website's investor relations page at investor.gcpat.com.
In addition, the charters for the Audit, Compensation, Nominating, Governance and Environmental and Social Responsibility, and Strategy, Operating and Risk Committees of our Board of Directors, our corporate governance principles and code of ethics are available, free of charge, on our website at http://investor.gcpat.com/corporate-governance/governance-documents. Printed copies of the charters, governance guidelines and code of ethics may be obtained free of charge by contacting GCP Shareholder Services by emailing investors@gcpat.com or by calling (617) 876-1400. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

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
Risks Related to Customer Relationship
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

    A significant portion of our product sales are based on individual purchase orders with no guaranteed volumes and no committed purchase times beyond the specifics of the particular order. The loss of a significant customer relationship could adversely affect our operating results. Additionally, customers may not place expected orders or delay them for a variety of reasons, including, but not limited to:
•delay in overall project timing, which may be due to a wide variety of economic, political, project-specific, weather-related, or other factors;
•customer decisions to switch to a competitor, which may be driven by product quality, performance, pricing or service;
•a decision by a customer to self-manufacture, thereby replacing our products;
•merger or acquisition activities by or involving our customer;
•significant downturn in the overall construction demand;
Risks Related to Macroeconomic Conditions
The length and depth of product and industry business cycles in our segments may result in periods of reduced sales, earnings and cash flows, and portions of our business are subject to seasonality, weather-related effects and other adverse events outside our control
Our construction business is cyclical in response to economic conditions and construction demand and is also seasonal and dependent on favorable weather conditions, with a decrease in construction activity during the winter months, periods of wet weather and times when other weather and climate conditions would impair construction activity. Extreme weather events, natural disasters and public health or safety emergencies on a global, regional or national level could also have material adverse impacts on our business and financial results. Moreover, it is possible that weather and climate volatilities and associated events could increase significantly in the future.
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
The global spread of COVID-19 has created significant worldwide economic uncertainty which has adversely affected, and may in the future continue to adversely affect, demand for our products due to delays in construction projects and reduced construction activity, especially commercial construction. Our results of operations in 2020 have been negatively impacted by COVID-19 and may continue to be negatively impacted in future periods. We may also be negatively impacted by reductions in accounts receivable collections, customer and vendor bankruptcies, increased raw material and transportation costs, as well as significant reduction in the availability of or substantial delays or interruptions in the supply or transportation of raw materials which could negatively impact our ability to sell our products and have a material adverse effect on our financial condition, results of operations and cash flows.
The COVID-19 outbreak has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. The COVID-19 outbreak has caused a significant economic slowdown, which could be of an unknown duration, could lead to increased unemployment, reduced discretionary consumer spending and a corresponding reduction in demand for our products, and could result in a material adverse effect on our business, financial condition and operating results.

The virus also impacted our workforce, moving a large portion of our employees to working-from-home and adding administrative complexity to our everyday business activities. Disruption caused by business responses to the COVID-19 outbreak, including working-from-home arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships, disrupt operations, increase costs and/or decrease net revenues, and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on our business, financial condition and operating results.
We operate facilities around the world which have been and may continue to be adversely affected by the pandemic as a result of disruptions to our supplies of raw materials, as well as the production, transportation and delivery of our products. We may not be able to supply products or services to our customers in a timely manner due to travel and transportation restrictions, as well as temporary closures of our facilities or those of our suppliers or customers as a result of regulations imposed by local governments to contain COVID-19. Our ability to adequately staff our operations may be adversely impacted by certain temporary restrictions, such as mandatory facility closures imposed by government authorities in certain countries where we operate, as well as voluntary facility closures or other measures, such as work-from-home orders and social distancing protocols, imposed for the safety of our employees or in response to actual or potential positive diagnoses for COVID-19. Despite our best efforts to protect the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, there can be no assurance that the numbers of infected employees will not increase, and that such infections would not have a material adverse impact on our operations.
Furthermore, our efforts to mitigate the impact of COVID-19 through social distancing measures, enhanced cleaning measures, the increased use of personal protective equipment and COVID-19 testing at our facilities, as well as other steps taken to protect the health, safety and financial security of our employees, may result in other negative impacts on our operations, including increased costs, reduced efficiency levels or labor disputes resulting in a strike or other work stoppage or interruption.
Governments around the world have implemented fiscal stimulus measures to counteract the effects of the COVID-19 outbreak, however, the magnitude and overall effectiveness of these actions remain uncertain. Further, the full extent of the impact of COVID-19, including the extent of its impact on our business and financial condition, will depend on numerous evolving factors that we may not be able to accurately predict. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 outbreak and reactions thereto will continue, and we expect to face difficulty in accurately predicting our internal financial forecasts.
Risks Related to Internal Control Over Financial Reporting
We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in decline in the market price of our common stock, material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.
Management’s assessment has identified material weaknesses in our internal control over financial reporting- see Item 9A, “Controls and Procedures,” below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management is developing a remediation plan intended to address the deficiencies which resulted in the material weaknesses. We may identify deficiencies or other material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner. If we continue to have one or more material weaknesses in our internal control over financial reporting, we will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, or delays in completing our internal control audit and financial statement audit, could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. While we believe our reported balances within our consolidated financial statements are accurate, until these material weaknesses are remediated, it is possible that internal control over financial reporting may not prevent or detect material misstatements reflected in our financial statements.

Risks Related to Raw Materials and Supply Chain
Prices of certain raw materials used in our production processes are volatile and can have a significant effect on our manufacturing and supply chain procurement strategies as we seek to maximize our profitability. If we are unable to successfully adjust our strategies in response to volatile raw material prices, such volatility could have a negative effect on our earnings.
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
A substantial portion of our raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. We attempt to manage exposure to price volatility of major commodities through:
•long-term supply contracts;
•customer contracts that permit adjustments for changes in prices of commodity-based materials and energy; and
•forward buying programs that layer in our expected requirements systematically over time.
Although we regularly assess our exposure to raw material price volatility, we cannot always predict the prospects of volatility and we cannot always cover the risks we face in a cost-effective manner.
We have a policy of maintaining, when available, multiple sources of supply for raw materials. However, certain of our raw materials may be provided by single or sole sources of supply. We may experience shortages of raw materials, other unforeseen developments that would cause an interruption in supply, or experience fluctuations in the prices of our raw materials due to COVID-19. Even if we have multiple sources of supply for raw materials, these sources may not make up for the loss of a major supplier.
Some of our products are either tolled or contract manufactured by third party providers, and similar potential exposures exist where these are single or sole supply relationships.
Risks Related to Operating a Global Business
The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
We operate our business on a global scale with approximately half of our 2020 sales generated outside of the United States. We operate in over 30 countries and in over 30 currencies. We currently have many production facilities, technical centers and administrative and sales offices located outside of North America, including facilities and offices in Europe, Middle East, Africa, Asia Pacific and Latin America. We expect non-U.S. sales to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and economic conditions and regulatory requirements of many jurisdictions, as well as risks related to the political relationship between the foreign countries in which we conduct business and the United States.

    Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, and repatriation of earnings. Government policies on international trade and investments, such as economic and trade sanctions against certain countries, governments and/or individuals, employment regulations, repatriation of earnings, import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can affect our business, including: demand for our products and services, impact on the competitive position of our products, difficulty enforcing commercial agreements, obtaining export licenses or transferring our profits or capital from foreign operations to other countries where such funds could be more profitably deployed, increase our shipping costs, prevent us from being able to procure supplies and materials, or manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements between the U.S. and other countries, such as the People’s Republic of China, or between any other countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products, including changes in applicable trade regulations as a result of the U.K.'s withdrawal from the EU ("Brexit"), could negatively impact our business, results of operations and financial condition. For example, a government's policies on tariffs and trade, or retaliation by another government against such policies, may result in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. Our international sales and operations are also sensitive to changes in foreign national priorities, as well as to political and economic instability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
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
We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sale transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, we may not be able to manage our currency transaction risks effectively, which may expose our financial condition or results of operations to significant additional risk.
Certain of business activities outside of the United States require direct or indirect interaction with governmental entities, subjecting us to the U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws in non-U.S. jurisdictions. For example, in some countries our direct customer or one or several key stakeholders in projects that we sell products to would be state-controlled entities (SOEs).
The FCPA and other anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because certain of our customer relationships outside of the United States are with governmental entities, we are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws; however, these regulations are complex and vary from jurisdiction to jurisdiction. We operate in many parts of the world that have experienced governmental corruption to some degree, and pose a high risk for such practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Indebtedness and Liquidity
We have debt obligations that could restrict our business, adversely impact our financial condition, results of operations or cash flows or restrict our ability to return cash to shareholders.
As of December 31, 2020, we had $351.7 million of indebtedness outstanding. The amount of and terms governing the Company's indebtedness may have material effects on our business, including to:
•require us to dedicate a substantial portion of our cash flow to debt payments, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development, distributions to holders of company common stock and other purposes;
•restrict us from making strategic acquisitions or taking advantage of favorable business opportunities;
•limit our flexibility in planning for or reacting to, changes in our business and the industries in which we operate;
•increase our vulnerability to adverse economic, credit and industry conditions, including recessions;
•place us at a competitive disadvantage compared to our competitors that have relatively less debt; and
•limit our ability to borrow additional funds, dispose of assets to raise funds, incur certain liens, or enter into certain sale and leaseback transactions, if needed, for working capital, capital expenditures, acquisitions, research and development and other purposes.
If we fail to comply with certain restrictions imposed by our debt agreements, including maintaining the financial ratios required by our credit facilities, our debt could be accelerated and the Company may not have sufficient cash to pay the accelerated debt. Please refer to Note 8, "Debt and Other Borrowings," in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for the information related to our debt obligations.
We may also incur additional indebtedness in the future. If we incur additional debt, the risks related to our indebtedness may intensify.
We have unfunded and underfunded pension plan liabilities. We will require future operating cash flow to fund these liabilities. We have no assurance that we will generate sufficient cash to satisfy these obligations.
We maintain U.S. and non-U.S. defined benefit pension plans covering current and former employees who meet or met age and service requirements. Our net pension liability and cost is materially affected by the discount rate used to measure pension obligations, the longevity and actuarial profile of our workforce, the level of plan assets available to fund those obligations and the actual and expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change in the expected rate of return on plan assets. In addition, any changes in the discount rate could result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans, as well as the net periodic pension cost in the following years. Similarly, changes in the expected return on plan assets can result in significant changes in the net periodic pension cost in the following years which would potentially impact our financial results.
Risks Related to Innovation and Intellectual Property
If we are not able to continue our technological innovation and successful introduction of new products, our customers may turn to other suppliers to meet their requirements.

The specialty chemicals and building materials industries, as well as the end-use applications into which we sell our products, experience ongoing technological change and product improvements. A key element of our business strategy is to invest in research and development activities with the goal of introducing new high-performance, technically differentiated products and innovative solutions. If we fail to keep pace with evolving technological innovations or fail to improve our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products. Moreover, for these innovative products, market adoption may face challenges relative to customer acceptance or technical or regulatory hurdles.
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
    The reputation of our branded products depends on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, continued trademark validity, the availability of similar products from our competitors, and our ability to maintain our products’ quality and technological advantages and claims of superior performance. A loss of a brand or the actual or perceived value of our brands could limit or reduce the demand for our products, and could negatively impact our business and financial condition. IP protection varies from jurisdiction to jurisdiction and such inconsistencies may pose a threat to the value of our IP.
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
Risks Related to Workforce
Our business could be adversely affected if we are unable to retain or motivate key personnel or hire qualified personnel.
    The market for highly-skilled workers and leaders in our industry is competitive. In late 2020, we changed our Chief Executive Officer and several other senior executives. These changes may result in changes in our business strategy. We believe that our future success depends in substantial part on our ability to recruit and retain talented and highly-skilled personnel for all areas of our organization. Doing so may be impacted by a number of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our executives and other existing employees and attract new employees. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, our results of operations could be negatively impacted.
Some of our employees are unionized, represented by works councils or employed subject to local laws that are less favorable to employers than the laws in the United States.

As of December 31, 2020, approximately 50 of our U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the United States. In some, such employment rights require us to work collaboratively with legal representatives of employees to effect any changes to labor arrangements. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.
If we are unable to realize expected benefits from our cost reduction and restructuring efforts, our results of operations may be adversely impacted
In order to operate more efficiently, reduce costs and improve profitability, we announce from time to time restructuring plans which include workforce reductions, global facility consolidations and other cost reduction initiatives. We announced restructuring plans in 2017, 2018 and in 2019 and may undertake further workforce reductions or restructuring actions in the future. These types of restructuring activities and initiatives are complex. If we do not successfully manage our current or future restructuring plans, we may not realize expected cost savings, operating efficiencies and profitability improvements and our operations could be adversely affected. Risks associated with these actions include workforce management issues, additional unexpected costs, unforeseen delays in the implementation of anticipated workforce reductions, adverse impact on employee morale and failure to meet operational targets due to the loss of employees. Any of such risks may impair our ability to achieve anticipated cost reductions or have a material adverse impact on our competitive position, results of operations, cash flows or financial condition.
Risks Related to Cybersecurity and Data Privacy
A failure of our information technology systems could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our information technology (IT) infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. Our IT systems are vulnerable to damages from computer viruses, malware or other malicious code, unauthorized access, cyber-attack, phishing attacks, ransomware, account takeovers, denial of service attacks, human error, disruption, loss or destruction of data, natural disasters, power outages and other similar disruptions. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breaches result in a loss or damage to our data it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future and to alleviate problems caused by such breaches, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns.
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
Risks Related to Environmental, Health and Safety impacts of our operations
We may be required to spend significant amounts of financial resources on environmental compliance.

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
Other Risks
The divestiture of our Darex business could adversely affect our results of operations.
In July 2017, we completed the sale of our Darex business to Henkel AG & Co. KGaA. We are still engaged in post-acquisition matters with Henkel in certain regions, which could negatively affect our results of operations. The Purchase and Sale Agreement with Henkel KGaA regarding the sale of our Darex Business dated July 3, 2017, contains obligations for us as sellers to indemnify Henkel as buyer for certain matters, such as breaches of representations and warranties, taxes, as well as certain covenants and liabilities. We cannot predict the nature of and amount of any indemnity obligations we may have to the purchaser. Such payments may be costly and may adversely impact our financial condition.
We are subject to business continuity risks associated with centralization of certain functions.
We have centralized our manufacturing for certain Specialty Building Material products in single locations, such as Wuhan, China and Mount Pleasant, Tennessee, and certain administrative functions in designated centers around the world, such as Manila, Philippines, to improve efficiency and reduce costs. To the extent that these central locations are disrupted or disabled, manufacturing of certain SBM products or key business processes, such as invoicing, payments and general management operations, could be interrupted.
Our growth strategy may include the acquisition and successful integration of other businesses.
As part of our growth strategy, we may acquire companies to be integrated within an existing business or that may operate independent of existing businesses. Acquisitions of these types involve numerous risks, which may include a failure to realize expected revenue growth and operating and cost synergies from integration initiatives, increasing dependency on the markets served by the combined businesses or increased debt to finance the acquisitions. Further, acquisitions of new businesses could increase the possibility of diverting corporate management’s attention from its existing operations.
The successful execution of our acquisition strategy with respect to existing businesses, and within acquired standalone businesses, and increases in profitability overall, is dependent upon successful integration. If these integration initiatives do not occur, there may be a negative effect on our business, financial condition, results of operations and cash flows.

Such acquisitions and their subsequent integration involve a number of risks, including, but not limited to:
•inaccurate assessments of disclosed liabilities and the potentially adverse effects of undisclosed liabilities;
•unforeseen difficulties in assimilating acquired companies, their products, and their culture into our existing business;
•unforeseen delays in realizing the benefits from acquired companies or product lines, including projected efficiencies, cost savings,
•revenue synergies and profit margins;
•unforeseen diversion of our management’s time and attention from other business matters;
•unforeseen difficulties resulting from insufficient prior experience in any new markets we may enter;
•unforeseen difficulties in retaining key employees and customers of acquired businesses; and
•increases in our indebtedness and contingent liabilities, which could in turn restrict our ability to raise additional capital when needed or to pursue other important elements of our business strategy.
Our effective income tax rate may fluctuate from quarter to quarter, which may affect our earnings and earnings per share.
Our quarterly effective income tax rate is influenced by our annual projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our results of operations and our stock price. Factors that affect the effective income tax rate include, but are not limited to:
•the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions in which no tax benefit can be recognized;
•actual and projected full-year pretax income;
•changes in tax laws in various taxing jurisdictions;
•audits by taxing authorities;
•the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
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
The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:
•fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•failures of our operating results to meet the estimates of security analysts or the expectations of shareholders or changes by security analysts in their estimates of our future earnings;
•announcements made by us or our customers, suppliers or competitors;
•changes in laws or regulations which adversely affect us or our industry;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic, industry and stock market conditions;

•future sales of company common stock by shareholders;
•future issuances of our stock by us;
•repurchases under our share repurchase program;
•stockholder activism, which may disrupt operations, divert management and employee attention, cause uncertainty that could adversely affect our relationships with customers, suppliers and employees, and require us to incur significant fees and expenses; and
•the other factors described in these “Risk Factors” and other parts of this Annual Report on this Form 10-K.
During 2020, Starboard Value LP and certain of its affiliates ('Starboard") with an ownership interest of approximately 9% of our outstanding common shares, filed a proxy statement with the SEC seeking an election of eight of its nominees to the GCP Board of Directors at our 2020 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting held on May 28, 2020, our stockholders voted to elect all eight nominees designated by Starboard to serve on GCP's Board of Directors. In the latter half of 2020, we changed our Chief Executive Officer and several other senior executives. During 2020, we incurred $9.5 million of shareholder activism and other related costs.
Our share repurchase program may not be the most effective use of our capital and, if shares are repurchased under the program, could increase the volatility of the price of our common stock. While the Board authorized a share repurchase program, no shares have been repurchased to date
On July 30, 2020, the Board authorized a program to repurchase up to a maximum of $100 million of our common stock through July 30, 2022. Share repurchases under the program may be made from time to time at the Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. We plan to fund repurchases from our existing cash balance. No shares were repurchased during 2020.There can be no assurance that we will buy shares of our common stock under the share repurchase program or that any repurchases will have a positive impact on our stock price or earnings per share. We could discontinue or decrease our share repurchases due to unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time that would require significant cash outlays, and the availability of funds necessary to continue purchasing shares.
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
The existence of some provisions in our certificate of incorporation, our bylaws, our stockholder rights plan and of Delaware law could discourage, delay or prevent a change in control of the Company that a shareholder may consider favorable. These provisions include:
•authorization of a large number of shares of common or preferred stock that are not yet issued, which may permit our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of the Company's management, or which could be used to dilute the stock ownership of persons seeking to obtain control of the Company;
•prohibition on shareholders calling special meetings and taking action by written consent; and
•advance notice requirements for nominations of candidates for election to the Company's Board of Directors and for proposing matters to be acted on by shareholders at the annual shareholder meetings; and
We adopted a stockholder rights plan on March 15, 2019. The rights plan is not intended to prevent a takeover, and we believe it will enable all GCP stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of GCP that are inconsistent with the best interests of GCP and its stockholders. The rights plan may impose a significant penalty upon any person or group that attempts to acquire us (or a significant percentage of our outstanding common stock) without the approval of the Board of Directors. The rights under the plan were initially set to expire on

March 14, 2020. On March 13, 2020, the Board extended the final expiration date of the Rights Agreement to March 14, 2023, subject to stockholders' approval at GCP's 2020 Annual Meeting of Shareholders which was obtained on May 28, 2020.
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
The following tables summarize our primary manufacturing facilities and principal regional office locations by operating segment and region as of December 31, 2020:

	Total Number of Facilities—Occupied
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	9	6	14	7	36
Specialty Building Materials	5	3	1	—	9
Shared Facilities	3	1	4	1	9
	17	10	19	8	54

	Number of Facilities—Leased
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	3	2	10	4	19
Specialty Building Materials	1	3	—	—	4
Shared Facilities	1	1	4	—	6
	5	6	14	4	29

	Number of Facilities—Owned
	North America	Europe Middle East Africa (EMEA)	Asia Pacific	Latin America	Total
Specialty Construction Chemicals	6	4	4	3	17
Specialty Building Materials	4	—	1	—	5
Shared Facilities	2	—	—	1	3
	12	4	5	4	25
Our global corporate headquarters is located in Cambridge, Massachusetts. Our EMEA principal regional office is located in Slough, United Kingdom, our Asia Pacific principal regional offices are located in Shanghai, China and Jurong, Singapore and our Latin America principal regional office is located in Sorocaba, Brazil. We own our principal manufacturing facilities located in Chicago, Illinois; Ezhou, China; and Mount Pleasant, Tennessee. We maintain other facilities which we either own, lease or hold under land lease arrangements. We operate numerous smaller facilities around the world. SCC requires a greater number of facilities than SBM to service its customers since many SCC products are water-based and delivered to numerous distributors, concrete production locations, cement production locations and job sites. Please refer to Note 5, "Properties and Equipment" and Note 6, "Lessee Arrangements", to our Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" of this Form 10‑K for further information on our owned and leased facilities.
In connection with our credit agreement, we have executed security agreements with respect to certain of our larger facilities located in the United States. As of December 31, 2020, mortgages or deeds of trust were in effect with respect to our facilities in Mount Pleasant, Tennessee and Chicago, Illinois. Please refer to Note 8, "Debt and Other Borrowings,” to our Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" of this Form 10‑K for further information on our debt arrangements.
During 2020, we sold our corporate headquarters located in Cambridge, Massachusetts and entered into a leaseback transaction with the buyer. The lease commenced on July 31,2020 for an initial term of eighteen months and can be extended for additional six months at our option. We intend to locate suitable leased space for our new corporate headquarters in 2021.

ITEM 3.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 12, "Commitments and Contingencies," to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" of this Form 10‑K, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers as of February 1, 2021 are listed in the following table. Each executive officer was elected by our Board of Directors to serve until their respective successor is duly appointed or until their earlier resignation, removal or death.

Name	Age	Position
S. M. Bates	54	President and Chief Executive Officer
C. A. Merrill	57	Vice President, Chief Financial Officer
M. W. Valente	52	Vice President, General Counsel and Secretary
B. Van Lent	58	Executive Vice President, Global Head of Specialty Construction Chemicals
J. M. Waddell	58	Chief Accounting Officer
Simon M. Bates has served as GCP’s Chief Executive Officer since October 1, 2020. Prior to joining GCP, Mr. Bates served as President, Infrastructure Products Group of Oldcastle Infrastructure (a division of CRH plc.), a global business with numerous locations in Asia, Europe and North America, from May 2017 to October 2020. Mr. Bates has 25 years of building products and specialty chemicals experience with publicly traded companies, including roles as Senior Vice President, Building Products at Westlake Chemical from August 2016 to April 2017 and Axiall Corporation, from March 2009 to August 2016. Mr. Bates began his building products career in Europe joining Hanson plc in 1996. He held a variety of commercial roles before transferring to North America in 2002, where he had both commercial and operational roles before leading Hanson’s building products businesses (now a part of Heidelberg Cement) in the western United States.
Craig A. Merrill has served as Chief Financial Officer of GCP since August 4, 2020. Prior to being appointed as Chief Financial Officer, he served as Interim Chief Financial Officer since October 15, 2019 and during that time continued in the role as Vice President, Finance, Analytics and Strategy. Prior to becoming GCP’s Vice President, Finance, Analytics and Strategy, Mr. Merrill served as GCP’s Vice President, Global Marketing and Vice President & General Manager, Global Cement and Emerging Markets following the Company’s separation from W.R. Grace & Co. in 2016. At W.R. Grace & Co., he served as Vice President & General Manager in the Specialty Construction Chemicals division prior to the commencement of his service with GCP. Mr. Merrill began his career at W.R. Grace & Co. in 1990.
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

Michael W. Valente joined GCP as Vice President, General Counsel and Secretary on January 18, 2021. Mr. Valente leads GCP’s global legal team and oversees all aspects of legal strategy, corporate governance, compliance, commercial transactions, intellectual property, environmental, health and safety, and government relations. Prior to joining GCP, Mr. Valente served as Senior Vice President, Law and Human Resources, General Counsel and Secretary of Versum Materials, Inc., a global supplier of specialty chemicals, gases and equipment to the semiconductor industry, from October 2016 until its sale in October 2019. Prior to Versum Materials, Inc, Mr. Valente served as General Counsel- Materials Technologies business of Air Products and Chemicals, Inc. from June 2015 until its spin-off as Versum Materials, Inc. Prior thereto, Mr. Valente held several roles, including Vice President, General Counsel and Assistant Secretary, at Rockwood Holdings, Inc., a provider of specialty chemicals and advanced materials, from June 2002 to May 2015.
James M. Waddell joined GCP as Chief Accounting Officer and principal accounting officer in October 2020. Prior to joining GCP, from January 2020 to October 2020, he served as the Chief Financial Officer of Ageless Innovation, a company specializing in providing health and wellness products to older adults. Prior to that, Mr. Waddell served in various roles at Bose Corporation, including as the Corporate Controller from April 2014 to December 2019, Finance Director, International Sales and Marketing, from August 2010 to March 2014 and Internal Audit Director from August 2004 to August 2010. Mr. Waddell received a B.S. in accounting and an M.B.A. from Babson College. Mr. Waddell is a Certified Internal Auditor.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "GCP." There were 3,639 stockholders of record of our common stock as of December 31, 2020.
Recent Sales of Unregistered Equity Securities
None.
Issuer's Purchases of Equity Securities
On July 30, 2020, our Board of Directors authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. We did not repurchase any shares during the three months and the year ended December 31, 2020.
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

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

	02/04/16	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
GCP Applied Technologies Inc.	$100	$158	$189	$145	$134	$140
S&P 1500 Specialty Chemicals Index	100	118	147	138	163	190
S&P 1000 Index	100	131	152	136	170	192
ITEM 6.    SELECTED FINANCIAL DATA
Reserved

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the "MD&A"), describes the principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. Our MD&A generally includes a discussion of results of operations, financial condition, liquidity and capital resources related to year-over-year comparisons between December 31, 2020 ("2020") and December 31, 2019 ("2019"), as well as December 31, 2019 and December 31, 2018 ("2018"). Our MD&A is organized as follows:

•Results of Operations: This section provides an analysis of our financial results compared to the prior year.

•Financial Condition, Liquidity and Capital Resources: This section provides an analysis of our liquidity and changes in cash flows, as well as a discussion of available borrowings and contractual commitments.

•Critical Accounting Policies and Estimates. This section discusses accounting policies and estimates that require us to exercise significant judgments in their application. We believe these accounting policies and estimates are important to understanding the assumptions and judgments incorporated in our reported financial results.

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
The consolidated financial statements for the year ended December 31, 2019 have been revised to correct prior period errors as discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies” and Note 22, “Revisions of Previously Issued Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Accordingly, the tables presented in the MD&A reflect the impact of those revisions. The errors had no impact on the discussions related to year-over-year comparisons between 2019 and 2018 which are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

RESULTS OF OPERATIONS
Business Description Summary
We are engaged in the production and sale of specialty construction chemicals and specialty building materials through two global operating segments:
•Specialty Construction Chemicals. Our Specialty Construction Chemicals ("SCC") operating segment provides products, services and technologies to the concrete and cement industries, including concrete add-mixtures and cement, as well as in-transit monitoring and management systems, which reduce the cost and improve the performance and quality of cement, concrete, mortar, masonry, and other cementitious-based construction materials.
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
We operate our business on a global scale. Approximately 48% of our sales were generated outside of the U.S. We operate and have locations in over 30 countries, and transact in over 30 currencies. We manage our operating segments on a global basis, and serve our markets on a regional basis. Currency fluctuations affect our reported results of operations, cash flows and financial position.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak to be a global pandemic. The global health crisis caused by the COVID-19 outbreak, including any resurgences, has and will continue to negatively impact global economic activity. We have been closely monitoring the impact of COVID-19 and managing its effects on our business globally as the situation continues to evolve.
COVID-19 began emerging at the end of 2019 resulting in temporary mandated closures of our manufacturing operations, primarily in China. During 2020, the pandemic spread and intensified throughout the world resulting in mandated and voluntary closures of some of our manufacturing operations and administrative offices. During this time, we focused on protecting the health, safety and well-being of our employees in accordance with guidelines issued by national and other health and safety authorities, while seeking to meet the needs of our global customers and suppliers. Responsive measures we adopted include working remotely when possible, establishing procedures for deep cleaning of facilities, restricting business travel, providing personal protective equipment, using appropriate social distancing practices, and restricting visitor access to our facilities.
COVID-19 has negatively impacted our operating results in 2020 primarily due to periodic closures of our facilities in all regions in which we operate, and periodic mandatory halts of construction activity in specific cities and countries around the world by government authorities or voluntary closures due to safety concerns. Some of our customers have experienced similar disruptions as a result of the pandemic. During the second half of the year, while construction activity levels remained below those that existed prior to COVID-19, we saw business conditions and construction market activity improve as global economies began to slowly reopen which favorably impacted our revenue volumes. The impact of COVID-19 on our business varied across different geographies and product lines during 2020. We have taken actions to preserve our liquidity by reducing discretionary spending and certain planned capital expenditures.
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
Results of Operations
The following is an overview of our financial performance in 2020, 2019 and 2018.

(In millions, except per share amounts)	Year Ended December 31,			% Change 2020 vs 2019	% Change 2019 vs 2018
	2020	2019	2018
Net sales	$903.2	$1,013.5	$1,125.4	(10.9)%	(9.9)%
Cost of goods sold	545.3	629.8	715.3	(13.4)%	(12.0)%
Gross profit	357.9	383.7	410.1	(6.7)%	(6.4)%
Gross margin	39.6%	37.9%	36.4%	1.7 pts	1.5 pts
Selling, general and administrative expenses	264.5	272.8	289.6	(3.0)%	(5.8)%
Research and development expenses	17.9	18.4	20.2	(2.7)%	(8.9)%
Interest expense and related financing costs	21.5	22.7	92.4	(5.3)%	(75.4)%
Repositioning expenses	5.4	20.4	9.6	(73.5)%	NM
Restructuring expenses and asset write offs	24.9	9.9	14.8	NM	(33.1)%
Gain on sale of corporate headquarters	110.2	—	—	100.0%	—%
Other (income) expenses, net	(3.8)	4.3	(26.7)	NM	NM
Total costs and expenses	220.2	348.5	399.9	(36.8)%	(12.9)%
Income from continuing operations before income taxes	137.7	35.2	10.2	NM	NM
(Provision) benefit from income taxes	(36.7)	6.0	(26.3)	NM	NM
Income (loss) from continuing operations	101.0	41.2	(16.1)	NM	NM
(Loss) income from discontinued operations, net of income taxes	(0.3)	5.7	31.3	NM	(81.8)%
Net income	100.7	46.9	15.2	NM	NM
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.3)	25.0%	33.3%
Net income attributable to GCP shareholders	$100.2	$46.5	$14.9	NM	NM
Income (loss) from continuing operations attributable to GCP shareholders	100.5	40.8	(16.4)	NM	NM
Diluted EPS from continuing operations attributable to GCP shareholders	1.37	0.56	(0.23)	NM	NM
Net sales:
Specialty Construction Chemicals	$518.9	$579.1	$643.5	(10.4)%	(10.0)%
Specialty Building Materials	384.3	434.4	481.9	(11.5)%	(9.9)%
Total GCP net sales	$903.2	$1,013.5	$1,125.4	(10.9)%	(9.9)%
Net sales by region:
North America	$502.5	$537.4	$571.0	(6.5)%	(5.9)%
Europe Middle East Africa (EMEA)	172.6	193.5	240.7	(10.8)%	(19.6)%
Asia Pacific	180.8	222.5	245.6	(18.7)%	(9.4)%
Latin America	47.3	60.1	68.1	(21.3)%	(11.7)%
Total net sales by region	$903.2	$1,013.5	$1,125.4	(10.9)%	(9.9)%
2020 Performance Summary
Following is a summary of our financial performance for 2020 compared to 2019.
•Net sales decreased 10.9% to $903.2 million.
•Gross profit decreased 6.7% to $357.9 million; gross margin increased approximately 170 basis points to 39.6%.
•Selling, general, and administrative expenses decreased 3.0% to $264.5 million.
•Income from continuing operations attributable to GCP shareholders was $100.5 million, or $1.37 per diluted share, compared to $40.8 million, or $0.56 per diluted share, in 2019. The increase of $59.7 million was primarily attributable to a gain on sale of corporate headquarters.

GCP Overview
Following is an overview of our financial performance for 2020, 2019 and 2018. A discussion of results of operations related to year-over-year comparisons between 2020 and 2019 is included below.
Net Sales and Gross Margin

    The following table identifies the year-over-year increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency exchange for 2020:

	Year Ended December 31,2020 a Percentage Increase (Decrease) from the Year Ended December 31, 2019
Net Sales Variance Analysis	Volume/ Mix	Price	Currency Translation	Total Change
Specialty Construction Chemicals	(9.3)%	0.4%	(1.5)%	(10.4)%
Specialty Building Materials	(11.4)%	(0.2)%	0.1%	(11.5)%
Net sales	(10.2)%	0.2%	(0.9)%	(10.9)%
By Region:
North America	(6.1)%	(0.3)%	(0.1)%	(6.5)%
Europe Middle East Africa	(11.9)%	0.2%	0.9%	(10.8)%
Asia Pacific	(18.1)%	(0.5)%	(0.1)%	(18.7)%
Latin America	(12.5)%	6.7%	(15.5)%	(21.3)%
Net sales of $903.2 million in 2020 decreased $110.3 million, or 10.9%, compared to 2019 primarily due to lower sales volumes in SCC and SBM and the unfavorable impact of foreign currency translation. Sales volumes decreased within SCC and SBM in all regions resulting primarily from lower construction activity due to the impact of COVID-19 on the global economy, as well as our growth rate being below the construction industry.
Gross profit of $357.9 million in 2020 decreased $25.8 million, or 6.7%, compared to 2019 primarily due to lower sales volumes in SCC and SBM. Gross margin increased 170 basis points to 39.6% primarily due to lower raw material and logistics costs, partially offsetting the unfavorable impact of lower volumes.

Selling, General, and Administration Expenses
Selling, general and administrative costs of $264.5 million decreased $8.3 million, or 3.0%, in 2020 compared to 2019 primarily due to reduced discretionary spending, benefits from our productivity initiatives and lower pension costs. These favorable impacts were partially offset by increased expenses related to shareholder activism and other related costs and our growth initiatives.
Restructuring, Asset Write offs and Repositioning Expenses
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions. Substantially all of the restructuring and repositioning activities under the 2019 Phase 2 Plan are expected to be completed by March 31, 2021.
During 2020, we increased our previously estimated total costs by $2 million to approximately $32-$37 million due to higher severance and other employee-related costs associated with the departure from the Company of our CEO, as well as certain executives and key employees. The initial estimates related to costs incurred and savings expected to be achieved through a reduction in general and administrative expenses were developed based on the business structure at that time. During 2020, we achieved pre-tax cost savings of approximately $9.3 million. Due to a reduced number of actions taken relative to the original scope of the plan, the total estimated cost savings have been reduced from $30- $35 million to $20- $25 million.
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
On February 22, 2019, our Board of Directors (the "Board") approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on our global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses our service delivery model, primarily in North America, to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities. Substantially all of the restructuring and repositioning activities under the 2019 Plan have been completed as of December 31, 2020.

During 2020, we reduced our previously estimated total costs of the 2019 Plan by $2 million to approximately $13- $14 million due to lower severance and other associated costs. During 2020, we achieved pre-tax cost savings of approximately $9.6 million through a reduction in cost of goods sold as a result of supply chain, warehouse operations, and logistical enhancements that benefit both the SCC and SBM operating segments. During 2020, we reduced our estimated cost savings from $22- $28 million to $19 million due to lower sales volumes.
2018 Restructuring and Repositioning Plan (the “2018 Plan”)
On August 1, 2018, the Board approved a business restructuring and repositioning plan. The 2018 Plan was designed to streamline operations and improve profitability primarily within the concrete admixtures product line of our SCC segment by focusing on our core markets, rationalizing non-profitable geographies, reducing our global cost structure and accelerating the integration of VERIFI® into our global admixtures business. Substantially all of the restructuring and repositioning activities under the 2018 Plan were completed as of December 31, 2019.

Cumulative costs incurred under the 2018 Plan since its inception were $32.4 million. We achieved annualized pre-tax cost savings of $25 million under the 2018 Plan. Approximately 75% and 25% of the total pre-tax cost savings were attributable to SCC and SBM, respectively, and related primarily to a reduction in cost of goods sold and selling, general and administrative expenses. SCC revenue reductions were related to exiting non-profitable geographic markets under the 2018 Plan.

For further information on the restructuring and repositioning expenses and asset write offs, please refer to Note 14, "Restructuring and Repositioning Expenses, Asset Write Offs", in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K.

Defined Benefit Pension Expense, Gain on Termination and Curtailments of Pension and Other Postretirement Plans
Defined benefit pension expenses include costs related to U.S. and non-U.S. defined benefit pension and other postretirement benefit (the "OPEB") plans that provide benefits to retirees and former employees of divested businesses where we retained these obligations.
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
The following table summarizes pension costs for 2020, 2019 and 2018:

	Years Ended December 31,
(In millions)	2020	2019	2018
Certain pension costs	$(5.2)	$(7.8)	$(7.6)
Pension MTM adjustment and other related costs, net(1)	(2.8)	(13.3)	8.7
Gain on termination and curtailment of pension and other postretirement plans	—	1.2	0.2
Total pension costs	$(8.0)	$(19.9)	$1.3
_______________________________
(1)During 2018, we recognized $1.2 million of other related costs from the initial recognition of a liability for a non-U.S. OPEB retiree health care plan.
Certain pension costs were $5.2 million and $7.8 million, respectively, in 2020 and 2019. The decreases were primarily due to lower interest cost for the U.S plans resulting from lower discount rates and the amendment of the GCP Applied Technologies Inc. UK Retirement Plan to freeze plan benefit accruals effective December 31, 2019.
Pension MTM adjustment and other related costs, net were losses of $2.8 million and $13.3 million, respectively, in 2020 and 2019. The change was primarily attributable to lower market rates for a portfolio of U.S. and non-U.S. high quality corporate bonds for which the amount and timing of cash outflows approximate estimated payouts for the pension plans.
Gain on termination and curtailment of pension and other postretirement plans presented in "Other (income) expenses, net" was $1.2 million in 2019. The curtailment gain resulted from the freeze of the accrual of plan benefits for all plan participants under the U.K. Retirement Plan in 2019.
Please refer to Note 10, "Pension Plans and Other Postretirement Benefit Plans" in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on pension plans.
Employee Benefit Plans
    Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Additionally, we contribute up to 2% of a full amount of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with us on or after January 1, 2018 who are not eligible to participate in GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. Costs related to this plan were $4.6 million during each of 2020, 2019 and 2018.

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
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation ("PBO"). This group of plans was overfunded by $29.7 million as of December 31, 2020, and the overfunded status is reflected as "Overfunded defined benefit pension plans" in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $33.3 million as of December 31, 2020. Additionally, we have several plans that are funded on a pay-as-you-go basis; and therefore, the entire PBO of $29.6 million at December 31, 2020 is unfunded. The combined balance of the underfunded and unfunded plans was $64.3 million as of December 31, 2020. This amount is presented as $1.4 million in "Other current liabilities" and $62.9 million in "Underfunded and unfunded defined benefit pension plans" on the Consolidated Balance Sheets.
Based on the U.S. funded plans' status as of December 31, 2020, there were no minimum required payments under ERISA. We made a contribution of $15.9 million to the U.S. pension plans in 2020 and $0.1 million in 2019. The increase is primarily due to a $15.0 million voluntary contribution to the U.S. qualified pension plans in 2020. We intend to fund non-U.S. pension plans based upon applicable legal requirements, as well as actuarial and trustee recommendations. We expect to contribute $1.4 million to non-U.S. pension plans in 2021. We contributed $1.5 million and $2.6 million, respectively, to the non-U.S. pension plans in 2020 and 2019.
Please refer to Note 10, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further discussion on our pension and other postretirement benefit plans.
Other (Income) Expenses, Net
    Other (income) expenses, net consists primarily of interest income, foreign currency exchange gains (losses), defined benefit pension expenses exclusive of service costs, income from our Transition Services Agreement related to the sale of Darex, and other items.
Other (income) expenses, net was $(3.8) million and $4.3 million, respectively, in 2020 and 2019. The increase of $8.1 million was primarily due to lower Pension MTM losses, as well as foreign currency exchange gains in 2020 compared to foreign currency exchange losses in 2019. The impact of these items was partially offset by lower interest income.
Income Taxes
(Provision) benefit from income taxes was ($36.7) million, $6.0 million and ($26.3) million, respectively, in 2020, 2019 and 2018, while income from continuing operations before income taxes was $137.7 million, $35.2 million and $10.2 million, respectively, in 2020, 2019 and 2018.
Tax Reform
The 2017 Tax Act (the "Act") continues to impact the Company as the Internal Revenue Service ("IRS") publishes additional guidance and regulations around the global intangible low-taxed income ("GILTI"), foreign derived intangible income ("FDII"), foreign tax credits, and the deduction of the interest expense. On March 27, 2020, then President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. Economy. The CARES Act allows for increased net operating loss periods, alternative minimum tax credit refunds, and favorable modifications to the net interest deduction limitation. Additionally, the CARES Act made technical corrections to tax depreciation methods for qualified improvement property.

During 2020, as a result of the additional deductions and net operating loss carryback allowable to the Company under the CARES Act along with the application of the final regulations, we recorded a net benefit of $5.5 million, an increase in current US income tax receivable of $1.8 million, a decrease in US deferred tax assets of $9.3 million, and a decrease to the Company's long term payable by $13.0 million. As of December 31, 2020, the unpaid balance of the Transition Tax obligation, which was a one-time mandatory deemed repatriation tax on undistributed earnings, is $28.4 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2023 and April 2025.
During 2019, as a result of clarifications issued in January 2019 by the Internal Revenue Service (IRS) in the final treasury regulations under Code Section 965, we decreased our liability for unrecognized tax benefits by $20.2 million. In addition, the application of the final regulations resulted in an increase to our long-term tax payable by $3.7 million and an increase of our short-term tax payable by $0.2 million. We have elected to pay the Transition Tax over the eight-year period as provided in the 2017 Tax Act. As of December 31, 2019, the unpaid balance of the Transition Tax obligation was $41.4 million, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable was due between April 2022 and April 2025.
During 2018, we recorded an increase to the provisional net charge of $17.9 million which was comprised of an expense of $20.2 million related to certain capital gains recognized resulting from the application of the Transition Tax, a $2.5 million benefit related to the Transition Tax, and an provision of $0.2 million for the effect on U.S. deferred taxes.
Repatriation
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is efficient. This position has not changed subsequent to the one-time transition tax under the Tax Act.
Effective Tax Rate
Our effective tax rate was approximately 27%, 17% and 258%, respectively, in 2020, 2019 and 2018.
The change in the effective tax rate for 2020 compared to the same period in 2019 was primarily due to higher state taxes as a result of the gain on sale of the corporate headquarters, the non-recurrence of the 2019 unrecognized tax benefit from the finalization of Transition Tax regulations issued in January 2019, as well as the 2020 non-deductibility of executive compensation, and a UK tax rate change, offset by tax benefits resulting from the carryback of losses at the higher 35% U.S. tax rate applicable in prior years.

The change in the effective tax rate for 2019 compared to the same period in 2018 was primarily due to the reversal of unrecognized tax benefits from the finalization of Transition Tax regulations issued in January 2019, as well as the benefit of a Brazilian income tax refund and a lower valuation allowance charge.

Our 2020 effective tax rate of 27% differed from the 21% U.S. statutory rate primarily due to the non-deductibility of executive compensation of $1.9 million, the gain on sale of the corporate headquarters resulted in state tax of $5.2 million, and rate changes in UK of $1.0 million partially offset by a US tax benefit $5.5 million due to the net operating losses carrybacks to earlier years at the higher 35% tax rate allowed under the CARES Act.

Our 2019 effective tax rate of 17% differed from the 21% U.S. statutory rate primarily due to the reversal of unrecognized tax benefits from the finalization of Transition Tax regulations issued in January 2019, resulting in a tax benefit of $20.2 million, as well as the benefit of a Brazilian income tax refund of $3.2 million, and U.S. foreign tax credits generated of $2.0 million. These benefits were partially offset by a tax provision of $3.9 million due to changes to our 2017 income tax liability and Transition Tax, as well as the effect of foreign rate differential of $3.6 million, non-deductible expenses of $1.7 million and a valuation allowance increase of $1.0 million
.
Our 2018 effective tax rate of 258% differed from the 21% U.S. statutory rate primarily due to impacts of the 2017 Tax Act of $17.9 million and an increase in valuation allowance of $6.8 million resulting from net operating losses in Germany, France, India, Turkey and Mexico, that do not benefit the effective tax rate.

Income taxes paid in cash, net of refunds, were $35.4 million, $12.7 million, and $23.1 million, respectively, in 2020, 2019 and 2018. Our annual cash tax rate was approximately 26%, 36%, and 226%, respectively, in 2020, 2019, and 2018.
Please refer to Note 9, "Income Taxes," in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for additional information regarding income tax.
Income (Loss) from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $100.5 million in 2020 compared to $40.8 million in 2019. The increase was primarily attributable to a gain on sale of corporate headquarters, lower selling, general and administrative expenses, and lower pension mark-to-market losses, partially offset by higher income tax expense resulting primarily from the sale of the corporate headquarters and lower gross profit.
On July 3, 2017, we completed the sale of our Darex business to Henkel AG & Co. KGaA ("Henkel"). The results of operations of the Darex segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Unless otherwise noted, the following discussion and analysis pertains only to our continuing operations.
Operating Segment Overview
The following is an overview of the financial performance of the SCC and SBM operating segments for 2020, 2019, and 2018. For further information on our accounting policies related to allocating certain functional and corporate costs and measuring segment operating income, please refer to Note 18, “Operating Segment and Geographic Information” in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K. Please refer to the table in the “Analysis of Operations” section below for the related segment financial performance information.
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

Specialty Construction Chemicals (SCC)
Net Sales and Gross Margin
Net sales were $518.9 million in 2020, a decrease of $60.2 million, or 10.4%, compared to 2019. The decrease was primarily due to lower sales volumes in all regions and the unfavorable impact of foreign currency translation in Latin America, partially offset by improved pricing in Latin America.
Sales volumes decreased 9.3% in 2020 compared to 2019 primarily due to lower construction and manufacturing activity resulting from the impact of COVID-19 on the global economy, including the impact of strategic country exits. Concrete and Cement volumes decreased 8.8% and 11.2%, respectively, in 2020 compared to 2019.
Gross profit was $202.8 million in 2020, a decrease of $5.5 million, or 2.6%, compared to 2019 primarily due to lower sales volumes. Gross margin increased 310 basis points to 39.1% due to raw materials deflation, favorable impacts from operational and logistics productivity, partially offsetting the unfavorable impact of lower volumes.

Segment Operating Income and Operating Margin
    Segment operating income was $52.9 million in 2020, a decrease of $4.0 million, or 7.0%, compared to 2019 primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending. Operating expense reductions were partially offset by higher depreciation and amortization costs and increased expenses related to growth initiatives. Segment operating margin of 10.2% increased 40 basis points on higher gross margin, partially offset by lower sales volumes negatively impacting operating leverage.
Specialty Building Materials (SBM)
Net Sales and Gross Margin
Net sales were $384.3 million in 2020, a decrease of $50.1 million, or 11.5%, compared to 2019. The decrease was primarily due to lower sales volumes in all regions.
Sales volumes decreased 11.4% due to lower construction and manufacturing activity in all regions resulting primarily from the impact of COVID-19 on the global economy. Building Envelope, Residential and Specialty Construction Products volumes declined 16.0%, 9.0% and 2.7%, respectively, in 2020 compared to 2019.

Gross profit was $156.6 million for 2020, a decrease of $20.4 million, or 11.5%, compared to 2019 primarily due to lower sales volumes. Gross margin of 40.7% remained consistent with 2019 as lower raw material costs were partially offset by the unfavorable impact of lower volumes resulting in reduced operating leverage.
Segment Operating Income and Operating Margin
Segment operating income was $71.1 million in 2020, a decrease of $15.2 million, or 17.6%, compared to 2019 primarily due to lower gross profit, partially offset by lower operating expenses due to reduced discretionary spending. Segment operating margin for 2020 was 18.5%, a decrease of 140 basis points compared to 2019. The decrease was primarily due to lower sales volumes negatively impacting operating leverage, partially offset by lower operating expenses.

Analysis of Operations for 2020, 2019 and 2018
We have set forth in the table below our key operating statistics with percentage changes for 2020, 2019 and 2018. Please refer to the Analysis of Operations (the "table") when reviewing our MD&A. In the table, we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail. We believe that the non-GAAP financial information supplements our discussions about the performance of our businesses, improves year-to-year comparability, as well as provides insight to the information that our management uses to evaluate the performance of our businesses. Our management uses non-GAAP measures in financial and operational decision-making processes, for internal reporting, and as part of forecasting and budgeting processes since these measures provide additional transparency to our core operations.
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

The following are the non-GAAP financial measures presented in the table:
•Adjusted EBIT (a non-GAAP financial measure)- is defined as net income (loss) from continuing operations attributable to GCP shareholders adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring and repositioning expenses, and asset write offs; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) interest income, interest expense and related financing costs; (xi) income taxes; (xii) shareholder activism and other related costs; (xiii) gain on sale of corporate headquarters, net of related costs; and (xiii) certain other items that are not representative of underlying trends. Adjusted EBIT Margin is defined as Adjusted EBIT divided by net sales. We use Adjusted EBIT to assess and measure our operating performance and determine performance-based employee compensation. We use Adjusted EBIT as a performance measure because it provides improved year-over-year comparability for decision-making and compensation purposes and allows management to measure the ongoing earnings results of our strategic and operating decisions.
•Adjusted EBITDA (a non-GAAP financial measure)- is defined as Adjusted EBIT adjusted for depreciation and amortization. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales. We use Adjusted EBITDA as a performance measure in making significant business decisions.
•Adjusted Earnings Per Share (a non-GAAP financial measure)- is defined as earnings per share ("EPS") from continuing operations on a diluted basis adjusted for: (i) gains and losses on sales of businesses, product lines and certain other investments; (ii) currency and other financial losses in Venezuela; (iii) costs related to legacy product, environmental and other claims; (iv) restructuring and repositioning expenses and asset write offs; (v) defined benefit plan costs other than service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; (vi) third-party and other acquisition-related costs; (vii) other financing costs associated with the modification or extinguishment of debt; (viii) amortization of acquired inventory fair value adjustments; (ix) tax indemnification adjustments; (x) shareholder activism and other related costs; (xi) certain discrete tax items; (xii) gain on sale of corporate headquarters, net of related costs; and (xiii) certain other items that are not representative of underlying trends. We use Adjusted EPS as a performance measure to review our diluted earnings per share results on a consistent basis and in determining certain performance-based employee compensation.

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

Analysis of Operations (In millions, except per share amounts)	Year Ended December 31,			% Change 2020 vs 2019	% Change 2019 vs 2018
	2020	2019	2018
Net sales:
Specialty Construction Chemicals	$518.9	$579.1	$643.5	(10.4)%	(10.0)%
Specialty Building Materials	384.3	434.4	481.9	(11.5)%	(9.9)%
Total GCP net sales	$903.2	$1,013.5	$1,125.4	(10.9)%	(9.9)%
Net sales by region:
North America	$502.5	$537.4	$571.0	(6.5)%	(5.9)%
Europe Middle East Africa (EMEA)	172.6	193.5	240.7	(10.8)%	(19.6)%
Asia Pacific	180.8	222.5	245.6	(18.7)%	(9.4)%
Latin America	47.3	60.1	68.1	(21.3)%	(11.7)%
Total net sales by region	$903.2	$1,013.5	$1,125.4	(10.9)%	(9.9)%

Adjusted EBIT(A):
Specialty Construction Chemicals segment operating income	$52.9	$56.9	$40.2	(7.0)%	41.5%
Specialty Building Materials segment operating income	71.1	86.3	113.4	(17.6)%	(23.9)%
Corporate costs(B)	(26.2)	(32.8)	(27.4)	(20.1)%	19.7%
Certain pension costs(C)	(5.2)	(7.8)	(7.6)	(33.3)%	2.6%
Adjusted EBIT (non-GAAP)	$92.6	$102.6	$118.6	(9.7)%	(13.5)%
Gain on sale of corporate headquarters	110.2	—	—	100.0%	—%
Shareholder activism and other related costs (D)	(9.5)	(5.3)	—	79.2%	(100.0)%
Gain on Brazil tax recoveries, net (E)	—	0.6	—	(100.0)%	100.0%
Repositioning expenses	(5.4)	(20.4)	(9.6)	(73.5)%	NM
Restructuring expenses and asset write offs	(24.9)	(9.9)	(14.8)	NM	(33.1)%
Pension MTM adjustment and other related costs, net	(2.8)	(13.3)	8.7	(78.9)%	NM
Gain on termination and curtailment of pension and other postretirement plans	—	1.2	0.2	(100.0)%	NM
Legacy product, environmental and other claims	(0.6)	(0.1)	—	NM	(100.0)%
Third-party and other acquisition-related costs	(0.7)	(0.1)	(2.5)	NM	(96.0)%
Tax indemnification adjustments	(1.6)	(0.5)	(0.5)	NM	—%
Interest expense, net	(20.1)	(20.0)	(88.9)	0.5%	(77.5)%
Income tax (expense) benefit	(36.7)	6.0	(26.3)	NM	NM
Currency losses in Argentina	—	—	(1.1)	—%	100.0%
Amortization of acquired inventory fair value adjustment	—	—	(0.2)	—	100.0%
Income (loss) from continuing operations attributable to GCP shareholders	$100.5	$40.8	$(16.4)	NM	NM
Income (loss) from continuing operations attributable to GCP shareholders as a percentage of net sales	11.1%	4.0%	(1.5)%	7.1 pts	5.5 pts
Diluted EPS from continuing operations (GAAP)	$1.37	$0.56	$(0.23)	NM	NM
Adjusted EPS (non-GAAP)	$0.73	$0.82	$0.90	(11.0)%	(8.9)%

	Year Ended December 31,			% Change 2020 vs 2019	% Change 2019 vs 2018
Analysis of Operations (In millions)	2020	2019	2018
Gross Profit:
Specialty Construction Chemicals	$202.8	$208.3	$206.9	(2.6)%	0.7%
Specialty Building Materials	156.6	177.0	205.6	(11.5)%	(13.9)%
Adjusted Gross Profit (non-GAAP)	$359.4	$385.3	$412.5	(6.7)%	(6.6)%
Amortization of acquired inventory fair value adjustment	—	—	(0.2)	—%	100.0%
Corporate costs and pension costs in cost of goods sold (C)	(1.5)	(1.6)	(2.2)	(6.3)%	(27.3)%
Total GCP Gross Profit (GAAP)	$357.9	$383.7	$410.1	(6.7)%	(6.4)%
Gross Margin:
Specialty Construction Chemicals	39.1%	36.0%	32.2%	3.1 pts	3.8 pts
Specialty Building Materials	40.7%	40.7%	42.7%	— pts	(2.0) pts
Adjusted Gross Margin (non-GAAP)	39.8%	38.0%	36.7%	1.8 pts	1.3 pts
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.2)%	(0.2)%	— pts	— pts
Total GCP Gross Margin (GAAP)	39.6%	37.9%	36.4%	1.7 pts	1.5 pts
Adjusted EBIT(A)(B)(C):
Specialty Construction Chemicals segment operating income	$52.9	$56.9	$40.2	(7.0)%	41.5%
Specialty Building Materials segment operating income	71.1	86.3	113.4	(17.6)%	(23.9)%
Corporate and certain pension costs	(31.4)	(40.6)	(35.0)	(22.7)%	16.0%
Total GCP Adjusted EBIT (non-GAAP)	$92.6	$102.6	$118.6	(9.7)%	(13.5)%
Depreciation and amortization:
Specialty Construction Chemicals	$27.6	$24.4	$24.2	13.1%	0.8%
Specialty Building Materials	14.9	14.8	14.7	0.7%	0.7%
Corporate	3.9	4.0	3.1	(2.5)%	29.0%
Total GCP depreciation and amortization	$46.4	$43.2	$42.0	7.4%	2.9%
Adjusted EBITDA:
Specialty Construction Chemicals	$80.5	$81.3	$64.4	(1.0)%	26.2%
Specialty Building Materials	86.0	101.1	128.1	(14.9)%	(21.1)%
Corporate and certain pension costs	(27.5)	(36.6)	(31.9)	(24.9)%	14.7%
Total GCP Adjusted EBITDA (non-GAAP)	$139.0	$145.8	$160.6	(4.7)%	(9.2)%
Adjusted EBIT Margin:
Specialty Construction Chemicals	10.2%	9.8%	6.2%	0.4 pts	3.6 pts
Specialty Building Materials	18.5%	19.9%	23.5%	(1.4) pts	(3.6) pts
Total GCP Adjusted EBIT Margin (non-GAAP)	10.3%	10.1%	10.5%	0.2 pts	(0.4) pts
Adjusted EBITDA Margin:
Specialty Construction Chemicals	15.5%	14.0%	10.0%	1.5 pts	4.0 pts
Specialty Building Materials	22.4%	23.3%	26.6%	(0.9) pts	(3.3) pts
Total GCP Adjusted EBITDA Margin (non-GAAP)	15.4%	14.4%	14.3%	1.0 pts	0.1 pts

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
(D)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of our shareholders seeking changes in the composition of our Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters. For further information, please refer to Note 16, "Related Party Transactions and Transactions with Grace" in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K.
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
Corporate costs were $26.2 million in 2020, a decrease of $6.6 million, or 20.1%, compared to 2019. The decrease was primarily due to lower costs resulting from our restructuring programs and organization realignment resulting in certain direct costs being allocated directly to operating segments, and favorable impact related to foreign currency exchange gains compared to losses in 2019.

Adjusted EBIT
Adjusted EBIT was $92.6 million in 2020, a decrease of $10.0 million, or 9.7%, compared to 2019. The decrease was primarily due to lower SCC and SBM operating income, partially offset by lower corporate costs.
Adjusted EBIT margin of 10.3% in 2020 remained consistent with 2019 primarily due to higher gross margin which was partially offset by lower sales volumes negatively impacting operating leverage.
Adjusted EBITDA
Adjusted EBITDA was $139.0 million in 2020, a decrease of $6.8 million, or 4.7%, compared to 2019. The decrease was primarily due to lower segment operating income, partially offset by lower corporate costs. Adjusted EBITDA margin was 15.4% in 2020, an increase of 100 basis points compared to 2019, primarily due to higher gross margin, partially offset by lower sales volumes impacting operating leverage.

Adjusted EPS
Adjusted EPS was $0.73 per diluted share in 2020 compared to $0.82 in the prior year period.
The following table reconciles our Diluted EPS (GAAP) to our Adjusted EPS (non-GAAP).

	Year Ended December 31,
	2020				2019
(In millions, except per share amounts)	Pre-Tax	Tax Effect	After-Tax	Per Share	Pre-Tax	Tax Effect	After-Tax	Per Share
Diluted EPS from continuing operations (GAAP)				$1.37				$0.56
Legacy product, environmental and other claims	$0.6	$0.2	$0.4	0.01	$0.1	$—	$0.1	—
Repositioning expenses	5.4	1.3	4.1	0.06	20.4	5.1	15.3	0.21
Gain on termination and curtailment of pension and other postretirement plans	—	—	—	—	(1.2)	(0.3)	(0.9)	(0.01)
Restructuring expenses	24.9	6.3	18.6	0.25	9.9	1.1	8.8	0.12
Pension MTM adjustment and other related costs, net	2.8	0.9	1.9	0.03	13.3	3.5	9.8	0.13
Third-party and other acquisition-related costs	0.7	0.2	0.5	0.01	0.1	—	0.1	—
Shareholder activism and other related costs	9.5	2.4	7.1	0.10	5.3	1.3	4.0	0.05
Gain on sale of corporate headquarters	(110.2)	(28.0)	(82.2)	(1.12)	—	—	—	—
Tax indemnification adjustments	1.6	—	1.6	0.02	0.5	—	0.5	0.01
Gain on Brazil tax recoveries, net	—	—	—	—	(0.6)	(0.2)	(0.4)	—
Discrete tax and other items, including adjustments to uncertain tax positions(1)	—	(0.3)	0.3	—	—	18.2	(18.2)	(0.25)
Adjusted EPS (non-GAAP)				$0.73				$0.82
__________________________
(1)Discrete tax items consist primarily of tax benefits of $20.2 million in 2019 due to the release of uncertain tax benefit liabilities related to the 2017 Tax Act. Please refer to Note 9, "Income Taxes," to our Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K and "Income Taxes" above for additional discussion of the impact of the 2017 Tax Act and related uncertain tax benefits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2020.

At December 31, 2020 and 2019, we had $482.7 million and $325.0 million, respectively, in cash and cash equivalents. Cash inflows (outflows) from operating, investing and financing activities related to continuing operations were $73.3 million, $87.1 million and $(2.0) million, respectively, during 2020. Cash inflows (outflows) from operating, investing and financing activities related to continuing operations were $77.7 million, ($60.8) million and ($5.0) million, respectively, during 2019. Our principal uses of cash generally have been capital investments, acquisitions and working capital investments. It is difficult for us to predict at this time the duration and extent of the impact of COVID-19 on our business, financial position, results of operations, or liquidity. Due to this uncertainty, we believe our results of operations and cash flows may be significantly impacted in future periods. We have significant liquidity and capital resources, and we are actively managing our cash flow by reducing planned capital expenditures and managing operating expenses and discretionary spending. We believe our liquidity and capital resources, including cash on hand and cash we expect to generate during 2021 and thereafter, future borrowings, if any, as well as other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and meet our debt obligations.
Divestiture of Darex
Upon the closing of the sale of Darex on July 3, 2017, we received pre-tax proceeds of approximately $1.06 billion before deal and other one-time costs. We have used a portion of these proceeds primarily to repay indebtedness, for acquisitions, and for general corporate purposes.
The agreement governing our sale of Darex provides for a series of delayed closings in certain non-U.S. jurisdictions for which sales proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During 2020, we completed the delayed closing in Venezuela which did not result in a gain or a loss recognized based on $0.5 million of proceeds received. During 2019, we completed the delayed closing in Indonesia and recognized a gain of $9.6 million on a pre-tax basis and $7.2 million on an after-tax basis based on $12.7 million of proceeds received. During 2018, we completed the delayed closings in Argentina, Colombia, Peru and China and recognized a gain associated with these delayed closings of $43.5 million on a pre-tax basis and $31.5 million on an after-tax basis based on $55.4 million of proceeds received.
Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Operations and adjusted for an economic benefit payable to or recovered from Henkel with the exception of operations in Venezuela which were deconsolidated during 2017.
Sale of Corporate Headquarters
On July 31, 2020, we sold our corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts 02140 to IQHQ, L.P, entered into a leaseback transaction with the buyer, and received from the buyer cash proceeds of $122.5 million, net of the related transaction costs and commissions of $2.5 million, pursuant to the sale of the property. During 2020, we made cash tax payments of approximately $15 million related to the gain on sale and expect to make additional cash tax payments of approximately $13 million in future years. The lease commenced on July 31, 2020 and has an initial rent-free term of eighteen months which can be extended for an additional six months at our option, subject to monthly rental payments of $0.6 million. The exercise of the extension option was not reasonably certain as of December 30, 2020. Pursuant to the terms of the lease, we are required to make certain payments for real estate taxes and other operating expenses related to the property.
Share Repurchase Program
On July 30, 2020, the Board authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. We plan to fund repurchases from our existing cash balance. We did not repurchase any shares during the fourth quarter.
Cash Resources and Available Credit Facilities
At December 31, 2020, we had available liquidity of $871.2 million, consisting of $482.7 million in cash and cash equivalents, of which $326.1 million was held in the U.S., $347.4 million under our revolving credit facility (the "Revolving Credit Facility"), and $41.1 million under various non-U.S. credit facilities.

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
The following table summarizes our non-U.S. credit facilities as of December 31, 2020.

(In millions)	Maximum Borrowing Amount	Available Liquidity	Expiration Date
Hong Kong	$3.0	$3.0	4/15/2023
Singapore	6.0	6.0	4/15/2023
Australia	5.5	4.9	4/15/2023
Canada	5.9	5.9	4/15/2023
China	6.0	5.0	4/15/2023
India	5.0	2.9	4/15/2023
Korea	4.0	4.0	4/15/2023
Other countries	10.1	9.4	Open ended
Total	$45.5	$41.1

Analysis of Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by operating activities from continuing operations	$73.3	$77.7	$75.4
Net cash provided by (used in) investing activities from continuing operations	87.1	(60.8)	(86.9)
Net cash used in financing activities from continuing operations	(2.0)	(5.0)	(247.3)
2020 Compared to 2019
    Net cash provided by operating activities from continuing operations during 2020 was $73.3 million compared to $77.7 million for 2019. The year-over-year change was primarily due to higher cash payments for taxes, the change in inventory, and higher cash payments for pension contributions, partially offset by the change in accounts payable, lower cash payments for repositioning and restructuring, and the change in accrued compensation. During 2020 and 2019, repositioning payments were $10.3 million and $21.2 million, respectively, and restructuring payments were $4.8 million and $11.3 million, respectively. Restructuring liabilities were $18.0 million as of December 31, 2020 and are expected to be settled in cash within one year.
    Net cash provided by investing activities from continuing operations during 2020 was $87.1 million compared to $60.8 million of cash used for 2019. The year-over-year change was primarily due to proceeds received from the sale of the corporate headquarters and lower capital expenditures in the current period.
    Net cash used in financing activities from continuing operations during 2020 was $2.0 million compared to $5.0 million for 2019. The year-over-year change was primarily due to lower payments under credit arrangements and partially offset by lower proceeds from the exercise of stock options.

Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2020 and 2019 was $351.7 million and $349.2 million, respectively.
5.5% Senior Notes
The 5.5% Senior Notes maturing on April 15, 2026 were issued pursuant to an Indenture (the “Indenture”), at $346.9 million, or 99.1% of their $350.0 million par value, resulting in a discount of $3.1 million, or 0.9%, which represented loan origination fees paid at the closing. We incurred additional deferred financing costs of $1.6 million during 2018. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2018. During 2020 and 2019, we made interest payments of $19.3 million and $19.2 million, respectively. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows.
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
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 8, "Debt and Other Borrowings," in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for additional information regarding our debt. As of December 31 2020 and 2019, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture as of December 31, 2020 and 2019.
Credit Agreement
    On April 10, 2018, we entered into an amendment to our Credit Agreement and borrowed $50 million in aggregate principal amount of revolving loans under the Credit Agreement, as discussed above. The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to our Consolidated Financial Statements. We were in compliance with all covenant terms as of December 31, 2020 and December 31, 2019. There are no events of default as of December 31, 2020 or December 31, 2019.
    The interest rate per annum applicable to the Revolving Credit Facility is equal to, at our option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon our total leverage ratio and our restricted subsidiaries' in both scenarios. As of December 31, 2020 and 2019, there were no outstanding borrowings on the Revolving Credit Facility and $2.6 million and $5.9 million, respectively, in outstanding letters of credit, which resulted in available credit of $347.4 million and $344.1 million, respectively, under the Revolving Credit Facility. There were no interest payments on the Revolving Credit Facility during 2020 and 2019. Please refer to Note 8, "Debt and Other Borrowings," in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for additional information regarding our debt.

Contractual Obligations
As of December 31, 2020, our contractual obligations consist of: (i) $458.3 million related to principal and interest payments on 5.5% Senior Notes, finance lease obligations and borrowings outstanding under various lines of credit, primarily by non-U.S. subsidiaries, based on variable interest rates in effect on that date; (ii) $45.7 million of undiscounted operating lease payments, of which $9.4 million is payable in 2021 and $36.3 million thereafter; (iii) $28.4 million of income tax liability associated with the 2017 Tax Act payable over the next two to five years; (iv) $4.1 million related to pension funding requirements over the next five years, of which no minimum amount is payable in 2021 and $4.1 million is payable thereafter, due to minimum funding requirements under ERISA based on the U.S. qualified pension plans' status as of December 31, 2020; (v) $6.8 million related to pension funding requirements over the next five years, of which $1.4 million is payable in 2021 and $5.4 million thereafter, based on the non-U.S. qualified pension plans' status as of December 31, 2020. Please refer to Note 8, "Debt and Other Borrowings" and Note 6, “Lessee Arrangements,” in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for the schedule of principal maturities of debt and lease obligations.
    As of December 31, 2020, we had approximately $30.8 million of unrecognized tax benefits and $11.0 million of associated interest and penalties pertaining to unrecognized tax benefits. Included in these amounts are $1.2 million indemnified by Grace. Our liability for unrecognized tax benefits decreased by $0.6 million during 2020. We also believe it is reasonably possible that in the next 12 months due to expiration of the statute of limitation that the amount of the liability for unrecognized tax benefits could further decrease by approximately $2.6 million, of which $0.6 million is indemnified by Grace. Unrecognized tax benefits represent a potential future cash outlay. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for this liability since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain. Please refer to Note 9, "Income Taxes", in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on our unrecognized tax benefit.
The letters of credit of approximately $6.8 million are related primarily to customer advances and other performance obligations as of December 31, 2020. Please refer to Note 12, "Commitments and Contingencies," to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for further information on guarantees, indemnification obligations and financial assurances, none of which were material at December 31, 2020, as well as other contingencies as of the year then ended.
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
Application of the goodwill impairment assessment requires judgment based on market and operational conditions at the time of the assessment. We first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If we determine, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative goodwill impairment test by comparing these amounts. If the fair value of the reporting unit exceeds its carrying amount, no impairment loss is recognized. However, if the carrying amount exceeds the fair value, the goodwill of the reporting unit is impaired, and the amount of such excess is recognized as an impairment loss upon writing down goodwill to its fair value.
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
We performed our annual impairment assessments related to goodwill as of October 31, 2020 and 2019. We performed a quantitative assessment as part of the impairment test in 2020, and the fair values of our reporting units were significantly in excess of their carrying values. As such, we did not recognize impairment losses as a result of our analysis. We performed qualitative assessment as a part of the impairment test in 2019 and determined that it was not likely that the fair values of the reporting units were less than their carrying amounts. As such, we did not perform quantitative assessments and did not recognize impairment losses as a result of our analysis. If events occur or circumstances change that would more likely than not reduce the fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. There were no impairment losses recognized during any of the periods presented in the Consolidated Statements of Operations.

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
The assumed discount rates for pension plans reflect currently available market rates for high-quality corporate bonds. For the U.S. pension plans, the assumed weighted average discount rate was selected in consultation with our independent actuaries based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For the U.K. pension plan, the assumed weighted average discount rate was selected in consultation with our independent actuaries based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. The assumed weighted average discount rate for the U.S. and non-U.S. pension plans was 2.61% and 1.17%, respectively, in 2020 compared to 3.26% and 1.80%, respectively, in 2019. Such rates were 4.33% and 2.49%, respectively, in 2018. We recognized a loss of $2.8 million and $13.3 million, respectively, in 2020 and 2019 compared to a gain of $9.9 million in 2018 in Pension MTM adjustments primarily due to a change in assumed weighted average discount rates. A hypothetical 100 basis point increase or decrease in the weighted average discount rate for the U.S. and a 100 basis point increase or decrease for the non-U.S. pension plans could result in an increase or a decrease in pension MTM adjustments and other related costs by approximately $32.3 million and $27.3 million, respectively.
We selected the expected return on plan assets for the U.S. qualified pension plans for 2020 and 2019 in consultation with our independent actuaries using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results. For the expected return on plan assets for the U.K. pension plan, we considered the trustees' strategic investment policy together with long-term historical returns and investment community forecasts for each asset class.
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
    Stock-Based Compensation
We grant equity awards to certain key employees which include stock options, restricted share units (“RSUs”) and performance-based units (“PBUs”) with market conditions in accordance with provisions of the GCP Applied Technologies Inc. Equity and Incentive Plan (the "Plan"), as amended and restated on February 28, 2017, and the GCP Applied Technologies Inc. 2020 Inducement Plan (the “Inducement Plan”) adopted on October 1, 2020.

We estimate the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, for each separately vesting portion of the award over the employee’s requisite service period. We use the Black-Scholes option pricing model for determining the fair value of stock options granted and the Monte Carlo simulation model to estimate the fair value of options and PBUs with market conditions, both of which require management to make significant judgments and estimates regarding participant activity and market results. The use of different assumptions and estimates could have a material impact on the estimated fair value of these awards and the related stock-based compensation expense recognized during each period. The inputs and assumptions used in determining fair values of equity awards are the expected life, expected volatility, risk-free interest rate, expected dividend yield and correlation coefficient.
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
We make estimates related to the likelihood of achieving performance goals for PBUs that vest upon the satisfaction of these goals. The number of shares ultimately provided to employees who received a PBU grant will be based on the level of achievement of these Company targets. PBUs are remeasured during each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards. PBUs granted in 2018 are based on a three-year cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index. PBUs granted in 2020 and 2019 are based on a three-year cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company's TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. As a result, these awards are subject to volatility until the payout is determined at the end of the performance period. During 2020, 2019 and 2018, we recorded stock-based compensation expense reductions of $0.6 million, $2.4 million and $5.2 million, respectively, related to remeasurement of PBUs based on their estimated expected payout at the end of the applicable performance period. A hypothetical change in the expected payout target of PBUs granted in 2020 from 100% to 0% would result in a stock-based compensation expense reduction of $1.1 million in 2020.
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

    Recent Accounting Pronouncements
Effective January 1, 2020, we adopted Accounting Standard Update (the "ASU") 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The adoption of Topic 326 did not have a material impact on our financial position, results of operations and cash flows during 2020. We did not recognize any cumulative effect adjustments to the retained earnings as of January 1, 2020 as a result of the adoption.
Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). The adoption of Topic 842 resulted in a recognition of operating lease right-of-use assets of $40.8 million and operating lease obligations of $40.9 million in the Consolidated Balance Sheets as of January 1, 2019. The adoption of Topic 842 did not result in significant accounting changes for finance leases which were not material as of January 1, 2019 and December 31, 2019. The adoption of Topic 842 related to lease arrangements in which the Company is a lessee did not have a material impact on the Company's results of operations and cash flows during 2019.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GCP Applied Technologies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GCP Applied Technologies Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company not designing and maintaining an effective control environment commensurate with the Company’s financial reporting requirements, as the Company did not maintain a sufficient complement of professionals with an appropriate degree of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, which contributed to additional material weaknesses in that the Company did not design and maintain (ii) formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries; (iii) effective controls over the completeness and accuracy of price and quantity information for revenue recognition; and (iv) effective controls over certain information technology general controls for an online order entry system.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $215 million as of December 31, 2020. Management reviews its goodwill for impairment at the reporting unit level on an annual basis as of October 31, or more often if impairment indicators are present. Fair value is determined using a combined weighted average of a market-based approach (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing a discounted projected cash flows model). Management’s application of the goodwill impairment assessment requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of forecasted long-term sales growth rates, operating margins, future cash flows, weighted average cost of capital discount rate, as well as peer company multiples used in the valuation models.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the long-term sales growth rates and the weighted average cost of capital discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the market-based and income-based valuation approaches; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating management’s significant assumptions related to the long-term sales growth rates and the weighted average cost of capital discount rates. Evaluating management’s assumptions related to the long-term sales growth rates and the weighted average cost of capital discount rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance associated with the related reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating management’s market-based approach, income-based approach, and discount rate assumptions.
Revenue recognition
As described in Note 2 to the consolidated financial statements, the majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its SCC operating segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its SBM operating segment. In these arrangements, the customer generally pays GCP for the contract price agreed upon within a short period of time, which is between thirty and sixty days. Revenue from these contracts with customers is typically recognized upon shipment of the product or delivery at the customer’s site depending on the shipping terms, provided the transaction price can be estimated appropriately and management expects to collect the consideration to which it is entitled in exchange for the products it ships. The Company’s consolidated net sales were $903.2 million for the year ended December 31, 2020.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence over the completeness and accuracy of price and quantity information for revenue recognition. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of December 31, 2020 related to controls over the completeness and accuracy of price and quantity information for revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) for a sample of transactions, obtaining and inspecting source documents, including a combination of customer agreements, cash receipts, purchase order information, and other documentation and (ii) evaluating and determining the nature and extent of audit procedures performed and evidence obtained related to revenue recognition.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 8, 2021
We have served as the Company’s auditor since 2015.

GCP Applied Technologies Inc. Consolidated Statements of Operations
	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Net sales	$903.2	$1,013.5	$1,125.4
Cost of goods sold	545.3	629.8	715.3
Gross profit	357.9	383.7	410.1
Selling, general and administrative expenses	264.5	272.8	289.6
Research and development expenses	17.9	18.4	20.2
Interest expense and related financing costs	21.5	22.7	92.4
Repositioning expenses	5.4	20.4	9.6
Restructuring expenses and asset write offs	24.9	9.9	14.8
Gain on sale of corporate headquarters	(110.2)	—	—
Other (income) expenses, net	(3.8)	4.3	(26.7)
Total costs and expenses	220.2	348.5	399.9
Income from continuing operations before income taxes	137.7	35.2	10.2
(Provision) benefit from income taxes	(36.7)	6.0	(26.3)
Income (loss) from continuing operations	101.0	41.2	(16.1)
(Loss) income from discontinued operations, net of income taxes	(0.3)	5.7	31.3
Net income	100.7	46.9	15.2
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.3)
Net income attributable to GCP shareholders	$100.2	$46.5	$14.9
Amounts Attributable to GCP Shareholders:
Income (loss) from continuing operations attributable to GCP shareholders	$100.5	$40.8	$(16.4)
(Loss) income from discontinued operations, net of income taxes	(0.3)	5.7	31.3
Net income attributable to GCP shareholders	$100.2	$46.5	$14.9
Earnings (Loss) Per Share Attributable to GCP Shareholders:
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to GCP shareholders	$1.38	$0.56	$(0.23)
Income from discontinued operations, net of income taxes	$—	$0.08	$0.43
Net income attributable to GCP shareholders(1)	$1.37	$0.64	$0.21
Weighted average number of basic shares	73.0	72.6	72.1
Diluted earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$1.37	$0.56	$(0.23)
Income from discontinued operations, net of income taxes	$—	$0.08	$0.43
Net income attributable to GCP shareholders(1)	$1.37	$0.64	$0.21
Weighted average number of diluted shares	73.1	72.9	72.1
______________________________
(1)     Amounts may not sum due to rounding.
(2)     Dilutive effect is only applicable to the years during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income	$100.7	$46.9	$15.2
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	(0.4)	(0.5)	(2.6)
Currency translation adjustments, net of income taxes	6.8	3.6	(31.8)
Gain (loss) from hedging activities, net of income taxes	0.1	(0.1)	0.1
Total other comprehensive income (loss)	6.5	3.0	(34.3)
Comprehensive income (loss)	107.2	49.9	(19.1)
Less: Comprehensive income attributable to noncontrolling interests	(0.5)	(0.4)	(0.3)
Comprehensive income (loss) attributable to GCP shareholders	$106.7	$49.5	$(19.4)
The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc. Consolidated Balance Sheets
(In millions, except par value and shares)	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$482.7	$325.0
Trade accounts receivable, net of allowance for credit losses of $7.0 million and $7.5 million, respectively	169.4	183.7
Inventories, net	98.4	95.9
Other current assets	41.2	43.2
Total Current Assets	791.7	647.8
Properties and equipment, net	225.6	245.0
Operating lease right-of-use assets	40.0	29.3
Goodwill	215.0	208.9
Technology and other intangible assets, net	70.9	80.7
Deferred income taxes	9.6	26.1
Overfunded defined benefit pension plans	29.7	25.0
Other assets	35.1	38.0
Non-current assets held for sale	—	0.5
Total Assets	$1,417.6	$1,301.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2.8	$2.7
Operating lease obligations payable within one year	8.0	8.1
Accounts payable	87.8	88.4
Other current liabilities	125.8	112.9
Total Current Liabilities	224.4	212.1
Debt payable after one year	348.9	346.5
Operating lease obligations	26.2	21.6
Income taxes payable	28.4	41.4
Deferred income taxes	14.9	13.1
Unrecognized tax benefits	41.0	42.2
Underfunded and unfunded defined benefit pension plans	62.9	67.5
Other liabilities	16.8	15.9
Total Liabilities	763.5	760.3
Commitments and Contingencies (Note 12)
Stockholders' Equity
Preferred stock, par value $0.01; 50,000,000 shares authorized; no shares issued or outstanding (Note 13)	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 73,082,066 and 72,850,268, respectively	0.7	0.7
Paid-in capital	61.9	53.4
Accumulated earnings	710.3	610.1
Accumulated other comprehensive loss	(110.5)	(117.0)
Treasury stock	(10.7)	(8.6)
Total GCP Stockholders' Equity	651.7	538.6
Noncontrolling interests	2.4	2.4
Total Stockholders' Equity	654.1	541.0
Total Liabilities and Stockholders' Equity	$1,417.6	$1,301.3
The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock
(In millions)	Number of Shares	Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2017	71.9	$0.7	0.1	$(3.4)	$29.9	$548.7	$(85.7)	$1.8	$492.0
Net income	—	—	—	—	—	14.9	—	0.3	15.2
Issuance of common stock in connection with stock plans(1)	0.2	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4.2	—	—	—	4.2
Exercise of stock options(1)	0.3	—	—	—	5.5	—	—	—	5.5
Share repurchases(3)	—	—	0.1	(1.4)	—	—	—	—	(1.4)
Other comprehensive loss	—	—	—	—	—	—	(34.3)	—	(34.3)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, December 31, 2018	72.4	$0.7	0.2	$(4.8)	$39.6	$563.6	$(120.0)	$2.0	$481.1
Net income	—	—	—	—	—	46.5	—	0.4	46.9
Issuance of common stock in connection with stock plans(1)	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6.2		—	—	6.2
Exercise of stock options(1)	0.4	—	—	—	7.6	—	—	—	7.6
Share repurchases(3)	—	—	0.1	(3.8)	—	—	—	—	(3.8)
Other comprehensive income	—	—	—	—	—	—	3.0	—	3.0
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance, December 31, 2019	73.2	$0.7	0.3	$(8.6)	$53.4	$610.1	$(117.0)	$2.4	$541.0
Net income	—	—	—	—	—	100.2	—	0.5	100.7
Issuance of common stock in connection with stock plans(1)	0.2	—	—	—	—	—	—	—	—
Share-based compensation(2)	—	—	—	—	7.0	—	—	—	7.0
Exercise of stock options(1)	0.1	—	—	—	1.5	—	—	—	1.5
Share repurchases(3)	—	—	0.1	(2.1)	—	—	—	—	(2.1)
Other comprehensive income	—	—	—	—	—	—	6.5	—	6.5
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, December 31, 2020	73.5	$0.7	0.4	$(10.7)	$61.9	$710.3	$(110.5)	$2.4	$654.1
______________________________
(1)The par value of shares issued is not included in the table due to rounding.
(2)During 2020, $2.4 million of the stock-based compensation expense is included in "Restructuring expenses and asset write offs" related to accelerated vesting of stock options and RSUs due to the departure from the Company of its CEO, as well as certain executives and key employees.
(3)Refer to Note 17, “Stock Incentive Plans”, for further information.
The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc. Consolidated Statements of Cash Flows
	Year Ended December 31,
(In millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$100.7	$46.9	$15.2
Less: (Loss) income from discontinued operations	(0.3)	5.7	31.3
Income (loss) from continuing operations	101.0	41.2	(16.1)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	46.4	43.2	42.0
Amortization of debt discount and financing costs	1.5	1.4	1.6
Unrealized loss on foreign currency	5.1	0.1	0.6
Stock-based compensation expense	4.6	6.2	3.7
Gain on termination and curtailment of pension and other postretirement benefit plans	—	(1.2)	(0.2)
Deferred income taxes	1.3	(18.7)	3.2
Loss on debt refinancing	—	—	59.8
Gain on disposal of property and equipment	(110.0)	(0.7)	(0.9)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	17.0	13.1	9.0
Inventories	(1.5)	13.9	(7.8)
Accounts payable	(2.3)	(26.8)	(9.7)
Pension assets and liabilities, net	(9.1)	18.9	(7.0)
Other assets and liabilities, net	19.3	(12.9)	(2.8)
Net cash provided by operating activities from continuing operations	73.3	77.7	75.4
Net cash used in operating activities from discontinued operations	(2.7)	(13.7)	(133.0)
Net cash provided by (used in) operating activities	70.6	64.0	(57.6)
INVESTING ACTIVITIES
Capital expenditures	(36.0)	(61.3)	(55.0)
Businesses acquired, net of cash acquired	—	—	(29.5)
Proceeds from sale of corporate headquarters, net of transaction costs	122.5	—	—
Other investing activities	0.6	0.5	(2.4)
Net cash provided by (used in) investing activities from continuing operations	87.1	(60.8)	(86.9)
Net cash (used in) provided by investing activities from discontinued operations	—	(0.4)	0.1
Net cash provided by (used in) investing activities	87.1	(61.2)	(86.8)
FINANCING ACTIVITIES
Borrowings under credit arrangements	2.2	—	56.3
Repayments under credit arrangements	(1.9)	(7.6)	(69.6)
Proceeds from issuance of long term note obligations	—	—	350.0
Repayments of long term note obligations	—	—	(578.3)
Cash paid for debt financing costs	—	—	(6.9)
Payments of tax withholding obligations related to employee equity awards	(1.7)	(3.8)	(1.4)
Proceeds from exercise of stock options	1.1	7.6	5.5
Noncontrolling interest dividend	(0.5)	—	(0.1)
Payments on finance lease obligations	(0.8)	(0.8)	—
Other financing activities	(0.4)	(0.4)	(2.8)
Net cash used in financing activities from continuing operations	(2.0)	(5.0)	(247.3)
Effect of currency exchange rate changes on cash and cash equivalents	2.0	1.1	(3.7)
Increase (decrease) in cash and cash equivalents	157.7	(1.1)	(395.4)
Cash and cash equivalents, beginning of period	325.0	326.1	721.5
Cash and cash equivalents, end of period	$482.7	$325.0	$326.1
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$35.4	$12.7	$23.1
Cash paid for interest on note and credit arrangements	$19.5	$19.9	$46.3
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$5.9	$5.7	$10.3
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
Discontinued Operations
On July 3, 2017, the Company completed the sale of Darex to Henkel. In conjunction with this transaction and applicable GAAP, the assets and liabilities related to Darex in the applicable delayed close countries have been reclassified and reflected as held for sale in the Consolidated Balance Sheets as of December 31, 2019, as discussed further in Note 21, "Discontinued Operations". Additionally, Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.
Unless otherwise noted, the information throughout the Notes to the Consolidated Financial Statements pertains only to the continuing operations of GCP. Please refer to Note 21, "Discontinued Operations" for further discussion of discontinued operations.
Separation from Grace
On January 27, 2016, GCP entered into a separation and distribution agreement pursuant to which W.R. Grace & Co. ("Grace") agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the "Separation"). The Separation occurred on February 3, 2016, by means of a pro rata distribution to Grace stockholders of all of the then-outstanding shares of Company common stock, at which time GCP became an independent public company and its common stock listed and began trading under the symbol "GCP" on the New York Stock Exchange. Please refer to Note 16, "Related Party Transactions and Transactions with Grace" for further information on the Tax Sharing Agreement between GCP and Grace related to Separation.
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
Summary of Significant Accounting and Financial Reporting Policies

Notes to Consolidated Financial Statements (Continued)
Revisions of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified freight expense accrual and other errors in its previously filed 2019 and 2018 annual consolidated financial statements and unaudited quarterly consolidated financial statements for the first three quarterly periods of 2020 and each of the quarterly periods of 2019.
The Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections (“ASC 250”), ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“ASC 250-10-S99-2”) in evaluating whether the Company’s previously issued consolidated financial statements were materially misstated. The Company concluded the errors were not material individually or in the aggregate to the previously issued consolidated financial statements. In accordance with ASC 250-10-S99-2, the Company has corrected these errors by revising previously filed 2019 and 2018 annual consolidated financial statements in connection with the filing of this 2020 Annual Report on Form 10-K.
The accompanying footnotes have been corrected to reflect the impact of the revisions of the previously filed annual consolidated financial statements. Please refer to Note 22, “Revisions of Previously Issued Consolidated Financial Statements” and Note 23, "Quarterly Financial Information (Unaudited)” for reconciliations between as previously reported and as revised annual and quarterly amounts, respectively.
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
GCP's accounting measurements that are most affected by management's estimates related to future events are as follows:
•Goodwill and indefinite-lived intangible assets, which are subject to an impairment assessment on an annual basis or more frequently if events occur or circumstances change that would more likely than not reduce their fair values below carrying values. Such impairment assessment requires judgment based on market and operational conditions at the time it is conducted since it is based on estimates and assumptions related to determining fair values of reporting units and indefinite-lived intangible assets, including future expected cash flow projections, discount and royalty rates, as well as forecasts of long term sales growth rates (please refer to Note 7, "Goodwill and Other Intangible Assets");
•Realization values of net deferred tax assets which depend on projections of future taxable income (please refer to Note 9, "Income Taxes");
•Contingent liabilities, which depend on an assessment of the probability of loss occurrence and an estimate of ultimate resolution cost, that may arise from circumstances, such as legal disputes, environmental remediation, product liability claims, material commitments (please refer to Note 12, "Commitments and Contingencies") and income taxes (please refer to Note 9, "Income Taxes");
•Pension and postretirement liabilities that depend on assumptions regarding participant life spans, future inflation, discount rates and return on plan assets (please refer to Note 10, "Pension Plans and Other Postretirement Benefit Plans");
•Fair values of assets acquired and liabilities assumed in a business combination recognized based on the purchase method of accounting, including finite-lived intangible assets and their useful lives. Such fair value estimates depend on assumptions related to future expected cash flow projections, customer attrition rates, royalty cost savings, and appropriate discount rates used in computing present values (please refer to Note 20, "Acquisitions"); and

Notes to Consolidated Financial Statements (Continued)
•Stock-based compensation expense which requires making estimates of fair value of equity awards issued at the grant date, as well as expected forfeiture rates and awards expected to vest. Such estimates require significant judgment since they are based on the assumptions related to participant activity, market results and employee voluntary termination behavior. Additionally, the Company makes estimates related to the likelihood of achieving performance goals for performance-based units (the "PBUs") that vest upon the satisfaction of these goals. PBUs are remeasured during each reporting period based on the expected payout of the award. As a result, stock-based compensation expense related to these awards is subject to volatility until the payout is determined at the end of the performance period (please refer to Note 17, "Stock Incentive Plans").
On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where GCP generates the majority of its revenue have adopted such policies. GCP has been closely monitoring the impact of COVID-19 and working to manage the effects on its business globally. It is difficult to estimate with reasonable certainty at this time the duration and extent of the impact of the pandemic on the global economy, the Company's business, financial position and results of operations. GCP has made certain estimates within its financial statements related to the impact of COVID-19, including allowances for credit losses related to the estimated amount of receivables not expected to be collected and excess, obsolete or damaged inventories, future expected cash flows related to impairment assessments of goodwill and long-lived assets, incentive compensation accruals, contingent liabilities, and sales allowances related to volume rebates recognized based on anticipated sales volume. There may be changes to the Company's estimates in future periods due to uncertainty associated with the impact of COVID-19, the extent of which will depend largely on future developments, including new information which may emerge concerning the resurgence of the pandemic, as well as additional and unanticipated actions by government authorities to further contain the spread of COVID-19.
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
Operating Segments
GCP reports financial results of each of its operating and reportable segments that engage in business activities that generate revenues and expenses. GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through its two operating and reportable segments. Operating segments represents GCP's operations that engage in business activities for which discrete financial information is available and regularly reviewed by GCP's chief operating decision maker in deciding how to allocate resources and assess the segments' performance.

Notes to Consolidated Financial Statements (Continued)
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
Accounts Receivable, Allowance for Credit Losses
Trade accounts receivable are amounts due from customers for products sold or services performed in the ordinary course of business and are stated at their estimated net realizable value representing amounts expected to be collected. Allowance for credit losses is recorded upon the initial recognition of trade accounts receivable and reviewed during each reporting period over their contractual life. Allowance for credit losses is measured based on historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company evaluates the allowance for credit losses for the entire portfolio of trade accounts receivable on an aggregate basis due to similar risk characteristics of its customers based on similar industry and historical loss patterns. Accounts receivable balances are written off against the allowance for credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, allowance for credit losses was $7.0 million and $7.5 million, respectively.
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
Contract Assets and Contract Liabilities
Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance customer payments and billings for revenue not meeting the criteria to be recognized and/or in excess of costs incurred. The Company’s contract assets and liabilities resulting from its contracts in the SCC or SBM operating segments were not material as of December 31, 2020 and 2019. Additionally, the amounts recorded in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 related to changes in the contract assets and liabilities during the periods were not material.
Costs to Obtain a Contract
GCP pays external sales agents certain commissions based on actual customer sales and has determined that such amounts represent incremental costs incurred in obtaining such customer contracts. The performance obligations associated with these costs are satisfied at a point in time and accordingly the amortization period of such costs is less than one year. The Company expenses these costs as incurred in accordance with the practical expedient that allows for such treatment, as prescribed by ASC Topic 340-40, Costs to obtain or fulfill a contract. Such costs were not material during the years ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements (Continued)
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
During the years ended December 31, 2020, 2019 and 2018, the Company recorded asset write off charges of $1.1 million, $4.3 million and $4.5 million, respectively, related to its long-lived assets in connection with its Restructuring and Repositioning Plans. The remaining fair values of these assets were insignificant subsequent to write offs. Additionally, GCP recognized asset write off charges of $1.5 million related to technology intangibles during the year ended December 31, 2020. The remaining fair value of these technology intangibles was zero subsequent to a write off. Please refer to Note 14, "Restructuring and Repositioning Expenses, Asset Write Offs" for further information on asset write off charges recognized during the years ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements (Continued)
    Lessee Arrangements
    Effective January 1, 2019, GCP has adopted FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). GCP determines at contract inception whether the contract represents or contains a lease and conveys the right to control the use of an identified asset over a period of time in exchange for consideration. For leases with terms greater than 12 months, the Company recognizes right-of-use assets and lease obligations at the lease commencement date based on a present value of lease payments over the lease term. Lease payments included in the measurement of right-of-use assets and lease obligations consist of: (i) fixed payments, including periodic rent increases and excluding any lease incentives paid or payable to the Company by a lessor, and (ii) certain variable payments that depend on an index or a market rate measured on the commencement date. The Company estimates its incremental borrowing rate based on the remaining lease term and remaining lease payments, as well as other information available at lease commencement since a readily determinable implicit rate is not provided in the Company's leases. The Company has elected to utilize a portfolio approach as it pertains to the application of the appropriate discount rates to its portfolios of leases. The weighted average discount rate for operating leases was 5.50% and 5.33%, respectively, as of December 31, 2020 and 2019. Right-of-use assets for operating leases are initially measured on the lease commencement date and include any initial direct costs incurred, as well as lease obligation amounts, net of any lease incentives received from a lessor. Lease expense for operating leases is recognized on a straight-line basis over the lease term which includes: (i) a non-cancelable term during which the Company has a right to use an underlying asset, (ii) renewal options that extend the lease, are in the control of the lessor and reasonably certain to be exercised, and (iii) options to terminate the lease before the end of its non-cancelable term that are not reasonably certain to be exercised. Variable payments that are excluded from the measurement of right-of-use assets and lease obligations consist primarily of non-lease related services, the Company's proportionate share of operating expenses for the leased facilities and certain payments related to excess mileage and usage charges for the leased vehicles and equipment. Such variable payments are recognized as lease expense in the results of operations when the obligation is incurred. The Company does not record right-of-use assets and lease obligations for leases with an initial term of 12 months or less and recognizes lease expense on a straight-line basis over the lease term. Finance leases are included in "Properties and equipment, net", "Debt payable within one year" and "Debt payable after one year" in the Company's Consolidated Balance Sheets and are not material at December 31, 2020 and 2019.
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
In accordance with ASC 350, the Company first assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, it performs a quantitative goodwill impairment test by comparing these amounts. If the fair value of the reporting unit exceeds its carrying amount, no impairment loss is recognized. However, if the carrying amount exceeds the fair value, the goodwill of the reporting unit is impaired, and the amount of such excess is recognized as an impairment loss upon writing down goodwill to its fair value.

Notes to Consolidated Financial Statements (Continued)
Fair value of a reporting unit is determined based on Level 3 inputs using a combined weighted average of a market-based approach (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing discounted projected cash flows model). In applying the income-based approach, the fair value of each reporting unit is determined in accordance with the discounted projected cash flow valuation model based on the estimated projected future cash flows and terminal value discounted at the rate which reflects the weighted average costs of capital. The inputs and assumptions that are most likely to impact the reporting unit's fair value include the discount rate, long-term sales growth rates and forecasted operating margins. In applying the market-based approach, GCP determines the reporting unit’s business enterprise fair value based on inputs and assumptions related to average revenue multiples and earnings before interest, tax, depreciation and amortization multiples derived from its peer group which are weighted and adjusted for size, risk and growth of the individual reporting unit.
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
GCP performed its annual impairment test as of October 31, 2020 and 2019 for the two reporting units. The Company performed a quantitative assessment as part of the impairment test in 2020, and the fair values of the reporting units were significantly in excess of their carrying values. As such, GCP did not recognize impairment losses as a result of the analysis. The Company performed qualitative assessment as a part of the impairment test in 2019 and determined that it was not likely that the fair values of the reporting units were less than their carrying amounts. As such, the Company did not perform quantitative assessments and did not recognize impairment losses as a result of the analysis. If events occur or circumstances change that would more likely than not reduce the fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. There were no impairment losses recognized in any of the periods presented in the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements (Continued)
    Fair values of the indefinite-lived intangible assets are determined based on Level 3 inputs using a relief-from-royalty valuation method. The inputs and assumptions that are most likely to impact the intangible assets' fair values due to their sensitivity include the discount rate, royalty rate and long-term sales growth rates. GCP performed its annual impairment assessment related to the indefinite-lived intangible assets as of October 31, 2020 and 2019. The Company performed a quantitative assessment as part of the impairment test in 2020, and the fair values of the indefinite-lived intangible assets were significantly in excess of their carrying values. As such, GCP did not recognize impairment losses as a result of the analysis. The Company performed qualitative assessment as a part of the impairment test in 2019 and determined that it was not likely that the fair values of the indefinite-lived intangible assets were less than their carrying amounts. As such, it did not perform the quantitative assessment as a part of the impairment test and did not recognize impairment losses as a result of its analysis. If events occur or circumstances change that would more likely than not reduce the fair values of the indefinite-lived intangible assets below their carrying values, the indefinite-lived intangible assets will be evaluated for impairment between annual tests. There were no impairment losses recognized during any of the periods presented in the Consolidated Statements of Operations.
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
Revenue Recognition
Effective January 1, 2018, GCP has adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Revenue is recognized upon transfer of control of products or services promised to customers in an amount that reflects the consideration the Company expects to receive in exchange for these products or services. Please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers" for further information on the Company's revenue recognition policies.
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
Stock-Based Compensation Expense
GCP grants equity awards, including stock options, restricted stock units (the "RSUs"), PBUs with market conditions which vest upon the satisfaction of a performance condition and/or a service condition, as well as stock options with market conditions which vest upon the satisfaction of a service condition. GCP estimates the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, for each separately vesting portion of the award over the employee’s requisite service period which may be a stated vesting period during which employees render services in exchange for equity and/or liability instruments of the Company. Estimates related to equity award forfeitures are adjusted to their actual amounts at the end of the vesting period resulting in the recognition of cumulative stock-based compensation expense only for those awards that actually vest.
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
During the year ended December 31, 2020, GCP granted stock options with market conditions to the newly appointed CEO. Such options are expected to cliff vest in three years based on the achievement of certain targets ranging between 0% and 200% related to the Company’s common stock market price performance over a certain time period relative to the closing market price on the grant date. The fair value of stock options was determined using a Monte Carlo simulation based on the weighted-average value of options determined for each performance target and the assumptions related to the risk-free rate, options' expected term and expected stock price volatility computed based on the methodology consistent with the Black-Scholes option-pricing model.
During the years ended December 31, 2020, 2019 and 2018, the Company granted performance-based restricted stock units (“PBUs”) to certain key employees. PBUs are performance-based units which are granted by the Company with market conditions. Such PBUs are expected to cliff vest over three years and will be settled in GCP common stock. PBUs granted in 2020 and 2019 are based on a three-year cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company's TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. PBUs granted in 2018 are based on 3-year cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index. PBUs are remeasured during each reporting period based on their expected payout which may range between 0% to 200% based on the achievement of performance targets required for the awards' vesting. Therefore, the stock-based compensation expense recognized for these awards during each reporting period is subject to volatility until the final payout target is determined at the end of the applicable performance period.

Notes to Consolidated Financial Statements (Continued)
PBUs granted during the years ended December 31, 2020, 2019 and 2018 were valued using a Monte Carlo simulation, which is commonly used for assessing the grant date fair value of equity awards with a relative TSR modifier. The risk-free rate is a continuous rate based on the U.S. Treasury yield curve published as of the grant date, based on maturity commensurate with the remaining performance period (expected term) of the PBUs. Expected volatility is based on the annualized historical volatility of GCP's stock price. Historical volatility is calculated based on a look-back period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company. Correlation coefficients are used in the Monte Carlo valuation to simulate future stock prices. This includes correlations between: (i) the Company's stock price and the Index, and (ii) the stock price of each constituent included in the Index and the Index itself. The correlation coefficient is based on daily stock returns of the Company and the Index using a look-back period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company's trading history as a public company. The expected dividend yield is zero based on the Company’s history and expectation of not paying dividends on common shares.
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
Restructuring and Repositioning Expenses
    The Company records restructuring and repositioning expenses associated with the restructuring and repositioning actions approved by the Board of Directors. Restructuring actions are related to streamlining operations and improving profitability. Restructuring expenses generally include severance and other employee-related costs, contract termination costs, asset write offs, facility exit costs, moving and relocation, and other related costs. For the ongoing employee benefit arrangements provided to Company employees, GCP records severance and other employee termination costs associated with restructuring actions when the likelihood of future settlement is probable and the related benefit amounts can be reasonably estimated. For the one-time employee termination benefit arrangements, a liability for the termination benefits is measured at fair value and recognized on the communication date. Asset write offs are recorded in accordance with the Company's accounting policy on Long-Lived Assets described above.
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
GCP recognizes restructuring and repositioning expenses in the period the related liabilities are incurred and records them in "Restructuring expenses and asset write offs" and “Repositioning expenses,” or in those captions within discontinued operations, in the Consolidated Statements of Operations. Restructuring expenses, asset write offs and repositioning expenses are excluded from segment operating income. Please refer to Note 14, "Restructuring and Repositioning Expenses, Asset Write Offs" for further information on restructuring and repositioning actions.

Notes to Consolidated Financial Statements (Continued)
Foreign Currency Transactions and Translation
    Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains (losses) of $1.5 million, $(0.3) million and $(2.9) million, respectively, are reflected in “Other (income) expenses, net” for the years ended December 31, 2020, 2019 and 2018.
    Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting currency translation adjustments are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.
Highly Inflationary Economies
The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured based on the currency designated as the functional currency, typically the U.S. dollar. Translation adjustments recognized as a result of such remeasurements are reflected in the results of operations in the Consolidated Statements of Operations. GCP began accounting for its operations in Argentina as a highly inflationary economy effective July 1, 2018. The functional currency of the Company's subsidiary operating in Argentina is the U.S. dollar and all remeasurement adjustments after the effective date are reflected in GCP's results operations in the Consolidated Statements of Operations. During the years ended December 31, 2020, 2019 and 2018, the Company incurred losses of $0.5 million, $1.1 million, and $1.1 million, respectively, related to the remeasurement of these monetary net assets which are included in "Other (income) expenses, net" in the Consolidated Statements of Operations. Net sales generated by the Argentina subsidiary were not material to the Company's consolidated net sales during the years ended December 31, 2020, 2019 and 2018. Monetary net assets denominated in local currency within the Company's Argentina subsidiary were not material to GCP's consolidated total assets as of December 31, 2020 and 2019.
Earnings per Share
GCP computes basic earnings (loss) per share by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares which consist of employee equity awards. To the extent their effect is dilutive, employee equity awards are included in the calculation of diluted income per share based on the treasury stock method. Potential common shares are excluded from the calculation of dilutive weighted average shares outstanding if their effect would be anti-dilutive at the balance sheet date based on a treasury stock method or due to a net loss from continuing operations.
Reclassifications
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.

Notes to Consolidated Financial Statements (Continued)
Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") 740, Income Taxes (issued under Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes). This amendment removes certain exceptions to the general principles of ASC 740, and clarifies and amends existing guidance to improve consistent application. GCP expects to adopt the guidance on January 1, 2021 and does not expect for it to have a material impact on its results of operations, financial position and cash flows.
Other accounting pronouncements recently issued, but not effective until after December 31, 2020 are not expected to have a material impact on the Company's financial position, results of operations or liquidity.
Recently Adopted Accounting Standards
Credit Losses
In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which applies to most financial assets measured at amortized cost, as well as certain other instruments, including trade receivables, other receivables and other financial assets. Topic 326 replaces the incurred credit loss methodology with the expected credit loss model which requires recognition of an allowance against the assets’ amortized cost to reflect the amount expected to be collected. Expected credit losses are estimated over the contractual life of financial assets and recognized at inception. GCP has adopted Topic 326 effective January 1, 2020 using the modified retrospective approach. The adoption did not have a material impact on its financial position as of December 31, 2020 and results of operations and cash flows for the year ended December 31, 2020. GCP did not recognize any cumulative effect adjustments to the retained earnings as of January 1, 2020 as a result of the adoption.

Notes to Consolidated Financial Statements (Continued)
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The amendments in this update eliminate the requirement to calculate the implied fair value of goodwill (Step 2) when measuring a goodwill impairment loss which is based on the excess of a reporting unit’s carrying amount over its fair value. The standard is effective for the Company for its annual or any interim goodwill impairment tests performed beginning on or after January 1, 2020. GCP adopted the standard effective January 1, 2020. The adoption did not have a material impact on its financial position, results of operations and cash flows upon adoption.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) whereas a lessee is required to recognize in the statement of financial position a lease liability related to making lease payments and a right-of-use asset representing its right to control the use of the underlying asset during the lease term, including optional payments that are reasonably certain to occur. The Company adopted Topic 842 effective January 1, 2019 and elected a package of practical expedients allowing it to forgo the reassessment of expired or existing contracts to determine their lease classification, initial direct costs and whether any of such contracts represent or contain leases. The Company also made an accounting policy election to combine lease and non-lease components into a single lease component for each class of underlying assets for the arrangements in which GCP is a lessee, with the exception of a non-lease component related to inventory purchases. The Company separates purchases of raw materials, labor and certain other inventory-related costs from lease components based on their relative standalone values determined based on observable market information. Upon adoption of Topic 842, the Company elected a transition option allowing it to forgo the application of comparative period presentation in the financial statements during the year of adoption. The Company's Consolidated Financial Statements for the years ended December 31, 2020 and 2019 are presented in accordance with Topic 842, while the comparative periods have not been recast based on the new standard. The Company did not elect the hindsight practical expedient related to determining the lease term.
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

Notes to Consolidated Financial Statements (Continued)
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
The impact of the adoption of Topic 606 on the Company's net sales, income from continuing operations before income taxes, and income (loss) from continuing operations was immaterial for the year ended December 31, 2018. The cumulative impact on the Company's retained earnings at January 1, 2018 was also not material. Please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers" for further information on the Company's revenue recognition policies.
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

Notes to Consolidated Financial Statements (Continued)
2. Revenue from Lessor Arrangements and Contracts with Customers
Short-Term Arrangements
    The majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its SCC operating segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its SBM operating segment. The products sold are priced based on the costs of producing goods and the value delivered to the customer. In these arrangements, the customer generally pays GCP for the contract price agreed upon within a short period of time, which is between thirty and sixty days. For such arrangements, the transfer of control takes place at a point in time when products are shipped or delivered to the customer. The evaluation of transfer of control for these goods does not involve significant judgment. Revenue from these contracts with customers is therefore typically recognized upon shipment of the product or delivery at the customer’s site depending on the shipping terms, provided the transaction price can be estimated appropriately and the Company expects to collect the consideration to which it is entitled in exchange for the products it ships.
    The Company generates revenue from short-term arrangements within its SCC operating segment which involve selling concrete admixtures and providing dispensers to customers. Such arrangements contain a lease element due to the customer’s right to control the use of the dispensers over a period of time in exchange for consideration. The Company has elected to apply the practical expedient to the dispenser asset class and combine lease and non-lease components related to dispenser maintenance services which are accounted for as one component due to the same timing and pattern of transfer and the lease component being classified as an operating lease. The combined component is accounted for in accordance with Topic 842 since the lease component is predominant. Concrete admixtures sold as a part of these arrangements do not get combined with the lease component since they do not meet the defined criteria. The Company allocates contract consideration between the lease component and concrete admixtures based on their relative stand-alone selling prices determined based on a cost plus a reasonable margin approach for the lease component and standalone selling prices for the concrete admixtures. The Company recognizes revenue for the concrete admixtures at a point of time when the control is transferred to the customer. The lease component is considered to have a short non-cancelable lease term which is generally thirty days or less and classified as an operating lease. GCP records dispensers as fixed assets and depreciates them over their estimated useful life of 10 years.
Long-Term Arrangements
    The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI® and Ductilcrete sales arrangements.
    VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The installed equipment represents a lease since the customer has the right to control the equipment use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a non-lease component. The Company classifies these leases as operating and accounts for the lease and the non-lease components separately since it did not elect to apply the practical expedient to combine them for the VERIFI® equipment asset class. Contract consideration for VERIFI® sales arrangements consists primarily of fixed installation fees and other fixed payments and gets allocated between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The Company recognizes revenue for the lease component on a straight line basis over the lease term. VERIFI® equipment is recorded within "Properties and equipment, net" in the Consolidated Balance Sheets and depreciated over an estimated useful life of 7 years. The services included within the non-lease component represent the Company’s stand-ready promise to perform a series of daily distinct services, which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI® sales arrangement consists of fixed installation fees and other fixed payments included in the contract consideration, as well as slump management fees which are dependent on the quantity of material poured and represent variable consideration. The Company allocates the contract consideration and the variable consideration between the lease and non-lease components based on their relative stand-alone selling prices. Revenue related to variable consideration for the lease and non-lease components is recorded at the time

Notes to Consolidated Financial Statements (Continued)
the services are performed and constrained by the amount for which a significant revenue reversal is not probable to occur. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the years ended December 31, 2020, 2019 and 2018.
Ductilcrete sales arrangements include licenses without significant standalone functionality and usage fees received upfront, both of which represent separate performance obligations for which revenue is recognized over the period of related services. Additional performance obligations included in these arrangements are related to other fees and product sales for which revenue is recognized at a point in time once such performance obligations are satisfied. Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the years ended December 31, 2020, 2019 and 2018.
The Company's revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial and will be earned as revenue over the remaining term of these contracts, which is generally one to four years.
Lease elements within sales arrangements
    Certain sales arrangements within the SCC operating segment related to certain admixture contracts and VERIFI® include lease components, as discussed above.
    The following table summarizes the revenue recognized for these sales arrangements for the years ended December 31, 2020, 2019 and 2018 and distinguishes between the lease and non-lease components:

	Year Ended December 31,
(In millions)	2020	2019	2018
Lease revenue(1):
Lease payments revenue	$28.8	$26.8	$26.4
Variable lease revenue	10.3	7.8	6.7
Total lease revenue	$39.1	$34.6	$33.1

Service revenue(2):
Fixed installation revenue	$1.2	$0.1	$0.1
Variable revenue	6.4	4.9	4.1
Total service revenue	$7.6	$5.0	$4.2
Total revenue	$46.7	$39.6	$37.3
________________________________
(1)Lease revenue consists of dispensers lease revenue, as well as an allocated portion of VERIFI® fixed fees and variable slump management fees. Lease revenue is included within "Net Sales" in the Consolidated Statements of Operations.
(2)Service revenue consists of an allocated portion of VERIFI® fixed fees and variable slump management fees. Service revenue is included within "Net Sales" in the Consolidated Statements of Operations.
The future minimum lease payments receivable under the operating leases were not material as of December 31, 2020.
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

Notes to Consolidated Financial Statements (Continued)
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
3. Inventories, net
The following is a summary of inventories presented in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019:

	December 31,
(In millions)	2020	2019
Raw materials	$41.3	$40.0
In process	4.2	4.0
Finished products and other	52.9	51.9
Total inventories	$98.4	$95.9
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $9.1 million and $10.6 million, respectively, as of December 31, 2020 and December 31, 2019.

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
As of December 31, 2020, the Company was a party to four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually starting on June 14, 2021 through June 17, 2024. During the year ended December 31, 2020, GCP settled one contract with a notional amount of €10.0 million upon its maturity and entered into a new contract with a notional amount of €10.0 million maturing on June 17, 2024. These contracts will settle in US Dollars upon maturity.

Notes to Consolidated Financial Statements (Continued)
The forward contracts are designated and qualify as net investment hedges for which effectiveness is assessed based on the spot rate method. Changes in hedge fair values attributable to the differences between the forward rate and the spot rate at inception are excluded from the effectiveness assessment. The initial value of such amounts is measured at contract inception and recognized in earnings within “Other (income) expenses, net” in the Consolidated Statements of Operations, consistent with the Company's accounting policy election to amortize it on a straight-line basis over the hedging instruments' contractual term. The change in the fair value of the net investment hedges included in their effectiveness assessment is recognized within "Currency translation adjustments, net of income taxes" of Other Comprehensive Income (Loss) until the hedged net investments in foreign operations are sold or substantially liquidated.
    The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges as of December 31, 2020 and 2019:

(In millions)	December 31, 2020	December 31, 2019
Derivative asset(1):
Foreign exchange forward contracts	$—	$1.1
Derivative liability(1):
Foreign exchange forward contracts	$(1.8)	$—
__________________________
(1)The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy. As of December 31, 2020, fair value of derivative liabilities of $0.4 million and $1.4 million, respectively, is recorded within "Other Current Liabilities" and "Other Liabilities" in the accompanying Consolidated Balance Sheets. As of December 31, 2019, fair value of derivative assets of $0.3 million and $0.8 million, respectively, is recorded within "Other Current Assets" and "Other Assets" in the accompanying Consolidated Balance Sheets.
The following table summarizes the amounts recorded in the Company's Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) related to forward contracts designated as net investment hedges for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
(In millions)	2020		2019
	Other (income) expenses, net	Currency Translation Adjustments(1)	Other (income) expenses, net	Currency Translation Adjustments(1)
Gains (losses) on foreign exchange forward contracts	$1.0	$(2.6)	$0.6	$0.4
__________________________
(1)The amount is presented net of tax benefit of $0.9 million and net of tax expense of $0.1 million, respectively, for the years ended December 31, 2020 and 2019.

Notes to Consolidated Financial Statements (Continued)
5. Properties and Equipment
The following is a summary of properties and equipment presented in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019:

	December 31,
(In millions)	2020	2019
Land	$8.1	$8.5
Buildings	116.7	138.1
Machinery, equipment and other	455.8	436.1
Information technology and equipment	86.5	82.5
Projects under construction	12.9	24.8
Properties and equipment, gross	680.0	690.0
Accumulated depreciation	(454.4)	(445.0)
Properties and equipment, net	$225.6	$245.0
Depreciation expense related to properties and equipment was $37.4 million, $33.7 million and $32.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

6. Lessee Arrangements
    The Company leases manufacturing and office facilities, as well as certain vehicles and equipment, under operating leases. Certain manufacturing facilities are leased under land and building lease arrangements where lease terms as of December 31, 2020 consist of a remaining non-cancelable lease term of up to 3.5 years and renewal options that are reasonably certain to be exercised for an additional term of up to 17.6 years. The weighted average remaining lease term for operating leases was 12.8 years and 13.5 years, respectively, as of December 31, 2020 and 2019. During the year ended December 31, 2019, the Company reassessed a lease term for one of its office facilities since it was no longer reasonably certain that the lease would be extended beyond its non-cancelable term ending on September 30, 2020. The lease liability and the right-of-use asset were each decreased by $4.2 million due to the lease term decrease of 30.8 years. As of December 31, 2019, the lease liability and the right-of-use asset were immaterial following the lease term reassessment.

Notes to Consolidated Financial Statements (Continued)
    The following table summarizes components of lease expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In millions)	2020	2019
Operating lease expense	$13.7	$12.6
Variable lease expense	5.9	4.4
Short-term lease expense	3.0	2.4
Total lease expense	$22.6	$19.4
The following table summarizes lease liability maturities as of December 31, 2020:

(In millions)	Amount
2021	$9.4
2022	6.5
2023	4.0
2024	2.5
2025	2.0
Thereafter	21.3
Total undiscounted lease payments	45.7
Less: imputed interest	(11.5)
Present value of lease payments	$34.2
Less: operating lease obligations payable within one year	(8.0)
Long-term operating lease obligations	$26.2
    The following table summarizes supplemental cash flow information related to leases during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.2	$12.6
Operating lease right of use assets obtained in exchange for new lease obligations:
Upon adoption of Topic 842	$—	$40.8
During the remainder of the period	14.8	5.9
Total	$14.8	$46.7
    GCP's rent expense for operating leases was $14.3 million during the year ended December 31, 2018.
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

Notes to Consolidated Financial Statements (Continued)
The lease of GCP's corporate headquarters is classified as an operating lease and has an initial rent-free term of    eighteen months. The lease commenced on July 31, 2020 and can be extended for an additional six months at GCP's option, subject to monthly rental payments of $0.6 million. The exercise of the extension option was not reasonably certain as of December 31, 2020. Pursuant to the terms of the lease, GCP is required to make certain payments for real estate taxes and other operating expenses related to the leased property which are recognized as variable lease expenses over the lease term. Fair value of $8.6 million related to the initial rent-free lease term was recognized as an Operating lease right-of-use asset in the Consolidated Balance Sheets on the lease commencement date as a result of a non-cash transaction and is being amortized as operating lease expense on a straight-line basis over the lease term.
The fair value of assets sold and the fair value of the Operating lease right-of-use asset related to free rent were determined based on Level 3 inputs. In determining fair value, the highest and best use of the assets sold differs from GCP’s current use of the assets as its’ corporate headquarters due to higher lease income that could potentially be generated by market participants based on the highest and best use of the premises.

Notes to Consolidated Financial Statements (Continued)
7. Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each operating segment and the changes in those balances during the years ended December 31, 2020 and 2019, are as follows:

(In millions)	SCC	SBM	Total GCP
Balance, December 31, 2018	$62.3	$145.6	$207.9
Foreign currency translation	(0.7)	1.7	1.0
Balance, December 31, 2019	$61.6	$147.3	$208.9
Foreign currency translation	1.6	4.5	6.1
Balance, December 31, 2020	$63.2	$151.8	$215.0
Other Intangible Assets
    As of December 31, 2020 and 2019, technology and other intangible assets of $70.9 million and $80.7 million, respectively, consisted of finite-lived intangible assets of $66.5 million and $76.5 million, respectively, and indefinite-lived intangible assets of $4.4 million and $4.2 million, respectively.
    The following is a summary of the finite-lived intangible assets presented in the Consolidated Balance Sheets as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$88.4	$42.0	$46.4	$87.4	$35.3	$52.1
Technology	39.5	22.8	16.7	41.0	20.0	21.0
Trademarks	12.9	10.8	2.1	11.9	9.9	2.0
Other	6.7	5.4	1.3	6.5	5.1	1.4
Total	$147.5	$81.0	$66.5	$146.8	$70.3	$76.5
Total indefinite-lived intangible assets consisted of purchased technology, trademarks and trade names and amounted to $4.4 million and $4.2 million, respectively, at December 31, 2020 and 2019. Amortization expense related to finite-lived intangible assets was $9.0 million, $9.5 million and $9.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018.
As of December 31, 2020, the estimated future annual amortization expense for intangible assets is as follows:

(In millions)	Amount
Year ending December 31,
2021	$8.9
2022	8.9
2023	8.5
2024	8.4
2025	7.8
Thereafter	24.0
Total	$66.5

Notes to Consolidated Financial Statements (Continued)
8. Debt and Other Borrowings
Components of Debt
    The following is a summary of obligations related to the senior notes and other borrowings at December 31, 2020 and December 31, 2019:

	Year Ended December 31,
(In millions)	2020	2019
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $3.3 million and $3.9 million, respectively, at December 31, 2020 and 2019	$346.6	$346.1
Revolving credit facility due in 2023(1)	—	—
Other borrowings(2)	5.1	3.1
Total debt	351.7	349.2
Less debt payable within one year	2.8	2.7
Debt payable after one year	$348.9	$346.5
Weighted average interest rates on total debt obligations outstanding	5.5%	5.5%
__________________________
(1)Represents borrowings under the Revolving Credit Facility with an aggregate principal amount of $350.0 million as of December 31, 2020 and 2019.
(2)Represents borrowings of $2.1 million and $1.8 million, respectively, at December 31, 2020 and 2019, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, as well as $3.0 million and $1.3 million, respectively, of finance lease obligations.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at December 31, 2020:

(In millions)
Year ending December 31,	Amount
2021	$2.8
2022	0.8
2023	0.8
2024	0.6
2025	0.1
Thereafter	346.6
Total debt	$351.7
Debt Refinancing
    On April 10, 2018, GCP fully redeemed its then existing 9.5% Senior Notes with an aggregate principal amount of $525.0 million due in 2023 (the “9.5% Senior Notes”). On April 10, 2018, the Company also issued 5.5% Senior Notes with an aggregate principal amount of $350.0 million maturing on April 15, 2026 (the "5.5% Senior Notes") and amended its Credit Agreement to, among other things, (i) increase the aggregate principal amount available under its Revolving Credit Facility to $350.0 million, (ii) extend the maturity date of the revolving credit facility thereunder to April 2023 and (iii) make certain other changes to the covenants and other provisions therein. Additionally, on April 10, 2018, the Company borrowed $50.0 million in aggregate principal amount of revolving loans under the Credit Agreement which was fully repaid during the three months ended June 30, 2018. The aggregate cash payment of $587.9 million, which consisted of: (i) proceeds of $350.0 million from the issuance of the 5.5% Senior Notes, net of loan origination fees of $3.1 million, (ii) borrowings of $50.0 million under the Credit Agreement, and (iii) a cash payment of $191.0 million was used to redeem all of the then outstanding 9.5% Senior Notes in accordance with the terms of the indenture governing the 9.5% Senior Notes.

Notes to Consolidated Financial Statements (Continued)
The redemption of the 9.5% Senior Notes was accounted for as a debt extinguishment in accordance with provisions of ASC Topic 470-50, Debt Modifications and Extinguishments. During the year ended December 31, 2018, GCP recognized a loss on debt extinguishment of $59.4 million which was included in "Interest expense and related financing costs" in the Consolidated Statements of Operations. In connection with the redemption of the 9.5% Senior Notes with then outstanding principal balance of $525.0 million, GCP paid total cash proceeds of $587.9 million, including $53.3 million of a redemption premium and $9.6 million of accrued interest unpaid thereon through the redemption date, and wrote off $6.1 million of previously deferred debt issuance costs. The total loss recognized on the debt refinancing transaction was $59.8 million which was included in "Interest expense and related financing costs" in the Consolidated Statements of Operations and consisted of $59.4 million related to the extinguishment of the 9.5% Senior Notes and $0.4 million of deferred issuance costs write-off related to a financial institution that exited the syndicate upon the Credit Agreement amendment.
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
The Indenture contains covenants that limit the ability of GCP and its subsidiaries, subject to certain exceptions and qualifications set forth therein, to (i) create or incur liens on certain assets, (ii) incur additional debt, (iii) make certain investments and acquisitions, (iv) consolidate, merge, or convey, transfer, or lease all or substantially all of their assets, (v) sell certain assets, (vi) pay dividends on or make distributions in respect of GCP’s capital stock or make other restricted payments, (vii) enter into certain transactions with GCP’s affiliates and (viii) place restrictions on distributions from and other actions by subsidiaries. As of December 31, 2020 and 2019, the Company was in compliance with all covenants and conditions under the Indenture.
The Indenture provides for customary events of default which are subject in certain cases to customary grace periods and include, among others: (i) nonpayment of principal or interest, (ii) breach of other agreements in the Indenture, (iii) failure to pay certain other indebtedness, (iv) certain events of bankruptcy or insolvency, (v) failure to discharge final judgments aggregating in excess of $50.0 million rendered against GCP or certain of its subsidiaries, (vi) and failure of the guarantee of the 5.5% Senior Notes by any of GCP’s significant subsidiaries to be in full force and effect. There are no events of default under the Indenture as of December 31, 2020 and 2019.

Notes to Consolidated Financial Statements (Continued)
Credit Agreement
    On April 10, 2018, GCP amended its Credit Agreement and increased the aggregate principal amount available under its Revolving Credit Facility from $250.0 million and to $350.0 million. GCP incurred debt issuance costs of $4.8 million due to the amendment of the Credit Agreement.
    The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default. Customary affirmative covenants include, but are not limited to (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) payment of taxes; (iv) delivery of notices of defaults and certain other material events; and (v) maintenance of adequate insurance. Customary negative covenants include, but are not limited to (i) restrictions on dividends on and redemptions of, equity interests and other restricted payments; (ii) liens; (iii) loans and investments; (iv) the sale, transfer or disposition of assets and businesses; (v) transactions with affiliates; and (vi) maintaining a maximum total leverage ratio and a minimum interest coverage ratio. Certain debt covenants may restrict the Company's ability as it relates to dividends, acquisitions and other borrowings. Events of default under the Credit Agreement include, but are not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests. The Company was in compliance with all covenant terms as of December 31, 2020 and 2019. There are no events of default as of December 31, 2020 and 2019.
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
    The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.5% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.5% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios. As of December 31, 2020 and 2019, there were no outstanding borrowings on the Revolving Credit Facility and approximately $2.6 million and $5.9 million, respectively, in outstanding letters of credit, which resulted in available credit of $347.4 million and $344.1 million, respectively, under the Revolving Credit Facility. There were no interest payments on the Revolving Credit Facility during the years ended December 31, 2020 and 2019.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the Consolidated Statements of Operations. The remaining unamortized debt issuance costs related to the Revolving Credit Facility were $2.2 million and $3.1 million, respectively, as of December 31, 2020 and 2019.
Debt issuance costs of $4.7 million, including loan origination fees of $3.1 million paid at the closing, are directly associated with issuing the 5.5% Senior Notes and presented as a reduction of the principal balance in the Consolidated Balance Sheets. Such costs are amortized over the term of the 5.5% Senior Notes and included in “Interest expense and related financing costs” in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, the remaining unamortized debt issuance costs related to the 5.5% Senior Notes were $3.3 million and $3.9 million, respectively.

Notes to Consolidated Financial Statements (Continued)
Debt Fair Value
At December 31, 2020 and 2019, the carrying amounts and fair values of GCP's debt are as follows:

	December 31, 2020		December 31, 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$346.6	$362.0	$346.1	$366.3
Other borrowings	5.1	5.1	3.1	3.1
Total debt	$351.7	$367.1	$349.2	$369.4
Fair value is determined based on Level 2 inputs, including expected future cash flows discounted at market interest rates, estimated current market prices and quotes from financial institutions. As of December 31, 2020, the fair value was higher than the carrying amount due to higher bond market prices. The carrying amount represents the aggregate principal amount at maturity reduced by the unamortized debt issuance costs.

9. Income Taxes
Provision for Income Taxes
The components of income from continuing operations before income taxes and the related provision (benefit) for income taxes for 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Income from continuing operations before income taxes:
Domestic	$103.1	$15.2	$5.6
Foreign	34.6	20.0	4.6
Total	$137.7	$35.2	$10.2
Provision (benefit) for income taxes:
Federal—current	$2.7	$(13.4)	$16.8
Federal—deferred	14.0	1.4	(0.6)
State and local—current	3.9	1.0	(0.2)
State and local—deferred	3.0	(0.4)	(0.4)
Foreign—current	10.9	6.4	12.1
Foreign—deferred	2.2	(1.0)	(1.4)
Total	$36.7	$(6.0)	$26.3
Tax Reform
The 2017 Tax Act (the "Act") continues to impact the Company as the Internal Revenue Service ("IRS") publishes additional guidance and regulations around the global intangible low-taxed income ("GILTI"), foreign derived intangible income ("FDII"), foreign tax credits, and deduction of the interest expense. On March 27, 2020, then President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. Economy. The CARES Act allows for increased net operating loss periods, alternative minimum tax credit refunds, and favorable modifications to the net interest deduction limitation. Additionally, the CARES Act made technical corrections to tax depreciation methods for qualified improvement property.
During the year ended December 31, 2020, as a result of the additional deductions and net operating loss carryback allowable to GCP under the CARES Act, GCP recorded a net tax benefit of $5.5 million, an increase in current US income tax receivable of $1.8 million, a decrease in US deferred tax assets of $9.3 million, and a decrease to GCP’s long-term tax payable of $13.0 million.
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
During the year ended December 31, 2018, the Company recorded an increase to the provisional net charge of $17.9 million which was comprised of an expense of $20.2 million related to certain capital gains recognized resulting from the application of the Transition Tax, a $2.5 million benefit related to the Transition Tax, and an expense of $0.2 million for the effect on U.S. deferred taxes.

Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2020, the unpaid balance of the Transition Tax obligation is $28.4 million long term income tax payable, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2023 and April 2025.
Effective Tax Rate
The difference between the provision for income taxes at the U.S. federal income tax rates of 21% and GCP's overall income tax provision (benefit) are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Tax provision at U.S. federal income tax rate	$28.9	$7.4	$2.1
Change in provision resulting from:
2017 Tax Act	—	3.9	(2.5)
Recognition of outside basis differences	1.1	(0.3)	0.3
U.S. foreign income inclusions	(0.7)	1.2	0.7
Effect of tax rates in foreign jurisdictions	2.6	3.6	3.2
Valuation allowance	1.1	1.0	6.8
State and local income taxes, net	5.5	0.9	(0.3)
Nondeductible expenses and non-taxable items	3.7	1.7	—
U.S. foreign income tax credits	(1.5)	(2.0)	(5.7)
Research and other state credits	(0.8)	(1.3)	(1.2)
Brazil refund	—	(3.2)	—
Change in rate	(4.5)	—	0.7
Unrecognized tax benefits (1)	(1.1)	(20.3)	20.7
Equity compensation	0.4	(0.2)	(0.5)
Other	2.0	1.6	2.0
Provision (benefit) for income taxes	$36.7	$(6.0)	$26.3
__________________________
(1)Amounts in 2018 and 2019 are primarily related to an unrecognized tax benefit increase of $20.2 million in 2018 and the subsequent $20.2 million reversal in 2019 due to the regulatory clarification of the 2017 Tax Act in January 2019.
Provision (benefit) for income taxes for the years ended December 31, 2020, 2019, and 2018 was $36.7 million, ($6.0) million and $26.3 million, respectively, representing effective tax rates of 26.7%, 17.0%, and 257.8%, respectively.
The change in the Company's effective tax rate for the year ended December 31, 2020 compared to 2019 was primarily due to higher state taxes as a result of the gain on sale of corporate headquarters, the non-recurrence of the 2019 unrecognized tax benefit from the finalization of Transition Tax regulations issued in January 2019, as well as the 2020 non-deductibility of executive compensation, and a UK rate change, offset by tax benefits resulting from the carryback of losses at the higher 35% U.S. tax rate applicable in prior years.

Notes to Consolidated Financial Statements (Continued)
The Company's 2020 effective tax rate of 26.7% differed from the 21% U.S. statutory rate primarily due to tax provisions from non-deductible executive compensation of $1.9 million, the gain on sale of corporate headquarters which resulted in a higher blended state tax provision of $5.2 million and rate changes in the UK of $1.0 million, partially offset by a U.S. tax benefit of $5.5 million due to the net operating loss carrybacks to earlier years at the higher 35% U.S. tax rate as allowed under the CARES Act.

The change in the Company's tax rate for the year ended December 31, 2019 compared to 2018 was primarily due to the unrecognized benefit from the finalization of Transition Tax regulations issued in January 2019, as well as the benefit in 2019 of a Brazilian income tax refund and a lower valuation allowance.

The Company's 2019 effective tax rate of 17.0% differed from the 21% U.S. statutory rate primarily due to the reversal of unrecognized benefits from the finalization of Transition Tax regulations issued in January 2019, resulting in a tax benefit of $20.2 million, as well as the benefit of a Brazilian income tax refund of $3.2 million and U.S. foreign tax credits generated of $2.0 million. These benefits were partially offset by a tax provision of $3.9 million due to changes to GCP's 2017 income tax liability and Transition Tax as well as the effect of foreign rate differential of $3.6 million, non-deductible expenses of $1.7 million and a valuation allowance increase of $1.0 million.

The Company's 2018 effective tax rate of 257.8% differed from the 21% U.S. statutory rate primarily due to impacts of the 2017 Tax Act of $17.9 million and an increase in valuation allowance of $6.8 million resulting from net operating losses in Germany, France, India, Turkey and Mexico that do not benefit the effective tax rate.

Notes to Consolidated Financial Statements (Continued)
Deferred Tax Assets and Liabilities
The components of the deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

(In millions)	December 31, 2020	December 31, 2019
Deferred tax assets:
Foreign net operating loss carryforwards	$14.8	$16.8
Research and development	—	0.7
Reserves and allowances	13.1	10.2
Pension benefits	8.8	11.0
Intangible assets/goodwill	—	—
Stock compensation	1.9	2.2
Interest Limitation Carryover	0.1	10.3
Operating Lease Obligations	8.7	7.4
Foreign tax credit carryforwards	1.5	1.2
Other	2.1	1.3
Total deferred tax assets	51.0	61.1
Deferred tax liabilities:
Properties and equipment	(18.3)	(14.3)
Other	(1.5)	(1.2)
Operating Lease Right of Use	(8.7)	(7.4)
Intangible assets/goodwill	(2.2)	(1.1)
Outside basis difference in Verifi®	(9.3)	(6.9)
Total deferred tax liabilities	(40.0)	(30.9)
Valuation Allowance:
Foreign net operating loss carryforwards	(14.8)	(16.0)
Foreign tax credit carryforwards	(1.5)	(1.2)
Total Valuation Allowance	(16.3)	(17.2)
Net deferred tax assets (liabilities)	$(5.3)	$13.0
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
At December 31, 2020, GCP recorded a deferred tax asset of $0.3 million for excess U.S. foreign tax credit carryovers. These credits may be carried back one year and forward ten years. Management believes it is not more likely than not that these credits will be utilized and has recorded a full valuation allowance against the deferred tax asset.
At December 31, 2019, GCP recorded a deferred tax asset of $1.2 million for excess U.S. foreign tax credit carryovers. These credits may be carried back one year and forward ten years. Management believes it is not more likely than not that these credits will be utilized and has recorded a full valuation allowance against the deferred tax asset.

Notes to Consolidated Financial Statements (Continued)
At December 31, 2020 and 2019, GCP has recorded a valuation allowance of $16.3 million and $17.2 million respectively, to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. GCP believes it is more likely than not that the remaining deferred tax assets will be realized. If GCP were to determine that it would not be able to realize a portion of its deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if GCP were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.
In 2020, the Company decreased valuation allowances by $0.9 million. Valuation allowances on foreign net operating losses decreased by a net $1.2 million which was comprised of decreases of $1.2 million related to foreign exchange impact primarily in Brazil. Foreign valuation allowances also decreased by $0.5 million due to releases of valuation allowances, the impact of which was offset by valuation allowance increases on U.S foreign tax credit carryovers of $0.3 million and valuation allowance increases on foreign net operating losses of $1.3 million. Foreign valuation allowances were further reduced by $0.8 million due to an unrecognized tax benefit recorded as a reduction in GCP's foreign deferred tax assets.
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

As of December 31, 2020, the Company had net operating losses available for carryforward of approximately $53.8 million. These net operating losses consist primarily of Australia, Brazil, Chile, France, and Germany net operating losses of $1.2 million, $17.5 million, $3.9 million, $11.6 million, and $6.6 million respectively, each with an unlimited carryover period, and $8.8 million of India net operating losses that begin to expire in 2021. As of December 31, 2020, the Company had U.S. foreign tax credit carryovers of $1.5 million that will expire in 2029.
Repatriation
In general, it is the Company's practice and intention to permanently reinvest the earnings of its foreign subsidiaries and repatriate earnings only when the tax impact is minimal and that position has not changed subsequent to the one-time transition tax under the Tax Act. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $558.7 million of unremitted earnings from foreign subsidiaries to the U.S. as those earnings continue to be permanently reinvested. The estimated unrecorded tax liability associated with these unremitted earnings is $7.8 million.
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

Notes to Consolidated Financial Statements (Continued)
Unrecognized Tax Benefits
A reconciliation of the unrecognized tax benefits excluding interest and penalties, for the three years ended December 31, 2020, is presented below.

(In millions)	Unrecognized Tax Benefits
Balance, December 31, 2017	$34.1
Additions for prior year tax positions	21.0
Additions for current year tax positions	—
Reductions for expirations of statute of limitations	(2.0)
Reductions for prior year tax positions and reclassifications	(0.3)
Balance, December 31, 2018	$52.8
Additions for prior year tax positions	—
Additions for current year tax positions	—
Reductions for expirations of statute of limitations	(1.5)
Reductions for prior year tax positions and reclassifications	(19.5)
Balance, December 31, 2019	$31.8
Additions for prior year tax positions	0.9
Additions for current year tax positions	—
Reductions for expirations of statute of limitations	(1.9)
Reductions for prior year tax positions and reclassifications	—
Balance, December 31, 2020	$30.8

The balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, that if recognized, would affect GCP’s effective tax rate are $30.0 million, $31.6 million and $52.4 million, respectively, GCP accrues potential interest and any associated penalties related to unrecognized tax benefit within "(Provision) benefit from income taxes" in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on unrecognized tax benefits and included in the Consolidated Balance Sheets as of December 31, 2020 and 2019 was $11.0 million and $10.6 million, respectively, net of applicable federal income tax benefits.
Unrecognized tax benefits from GCP's operations are reflected in its Consolidated Financial Statements, including those that in certain jurisdictions have historically been included in tax returns filed by Grace. In such instances, unrecognized tax benefits related to GCP's operations may be indemnified by Grace. As of December 31, 2020, 2019 and 2018, the amount of unrecognized tax benefits considered obligations of Grace (including both interest and penalties) were $1.2 million, $2.6 million and $3.0 million, respectively. The Company has a corresponding receivable of the same amount from Grace.
The Company believes it is reasonably possible that in the next 12 months due to expiration of statute of limitation that the amount of the liability for unrecognized tax benefits could further decrease by approximately $2.6 million, of which $0.6 million is indemnified by Grace.
GCP files U.S. federal income tax returns, as well as income tax returns, in various state and foreign jurisdictions. Unrecognized tax benefits relate to income tax returns for tax years that remain subject to examination by the relevant tax authorities.
As of December 31, 2020, the tax years for which the Company remains subject to United States federal income tax assessment and state and local income tax assessment upon examination are 2017 and thereafter.
The Company is also subject to taxation in various foreign jurisdictions, including in Europe, the Middle East, Africa, Asia Pacific, Canada and Latin America. As of December 31, 2020, the Company is under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions for tax years 2012 and thereafter.

Notes to Consolidated Financial Statements (Continued)
Foreign jurisdiction audits that have been initiated and/or are ongoing include (i) a Turkish audit relating to GCP Turkey A.S. for taxable year 2018, (ii) a Canadian audit relating to GCP Canada, Inc. for taxable years 2015-2016, (iii) a French audit relating to GCP Produits de Construction SAS for taxable years 2016-2018, (iv) a Vietnam audit relating to GCP Vietnam Company Limited for taxable years 2012-2018, (v) an Indian audit relating to GCP Applied Technologies (India) Pte. Ltd. for taxable years 2019-2020, (vi) a Spain audit relating to GCP Applied Technologies Iberia SL (a Darex entity) for taxable years 2013-2015, and (vi) a Philippines audit relating to GCP Applied Technologies (Philippines) Inc. (a Darex entity) for taxable years 2016. Since GCP Applied Technologies Iberia SL and GCP Applied Technologies (Philippines) Inc. were sold in July 2017, any assessments pursuant to this audit will be reimbursed by GCP to the buyer .

10. Pension Plans and Other Postretirement Benefit Plans
The following discussion of GCP's pension plans and other postretirement benefit plans includes amounts related to continuing operations and discontinued operations as distinguished below.
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
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans in continuing operations:

(In millions)	December 31, 2020	December 31, 2019
Overfunded defined benefit pension plans	$29.7	$25.0
Long-term pension liabilities:
Underfunded defined benefit pension plans	(33.3)	(40.8)
Unfunded defined benefit pension plans	(29.6)	(26.7)
Total long-term pension liabilities related to underfunded and unfunded defined benefit pension plans	(62.9)	(67.5)
Pension liabilities included in other current liabilities	(1.4)	(1.2)
Net funded status	$(34.6)	$(43.7)
U.S. Pension Plans
On May 3, 2017, the Board of Directors approved an amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees that closes the plan to new employees effective January 1, 2018 and freezes the accrual of plan benefits for all plan participants as of December 31, 2022.
There were no curtailment gains recognized during the years ended December 31, 2020, 2019 and 2018 for the U.S. plans.

Notes to Consolidated Financial Statements (Continued)
During the years ended December 31, 2020, 2019 and 2018, pension mark-to-market (MTM) (losses) gains from continuing operations related to annual remeasurements of the U.S. plans' PBO and plan assets were ($3.4) million, ($12.3) million and $9.5 million, respectively.
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
The Company recognized the following curtailment gains related to non-U.S. pension plans:

	Year Ended December 31,
(In millions)	2019	2018
Net curtailment gains:
Total net curtailment gains from continuing operations	$1.2	$0.2
Total net curtailment gains from discontinued operations	0.2	—
Total net curtailment gains	$1.4	$0.2

Notes to Consolidated Financial Statements (Continued)
During the years ended December 31, 2020, 2019 and 2018, pension mark-to-market (MTM) gains (losses) from continuing operations related to annual remeasurements of the Non-U.S. plans' PBO and plan assets were $0.6 million, ($1.0) million and $0.4 million, respectively.
During the years ended December 31, 2020, 2019 and 2018, adjustments for curtailments and pension mark-to-market remeasurements for both the U.S. and non-U.S. plans are presented in "Other income (expenses), net" in the Consolidated Statements of Operations.
Analysis of Plan Accounting and Funded Status
The following table summarizes the changes in benefit obligations, the fair values of retirement plan assets, and funded status during the years ended December 31, 2020 and 2019, including amounts presented in both continuing and discontinued operations.

	Defined Benefit Pension Plans
(In millions)	U.S.		Non-U.S.		Total
	2020	2019	2020	2019	2020	2019
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$171.9	$141.5	$265.6	$246.8	$437.5	$388.3
Service cost	6.1	6.3	1.0	2.6	7.1	8.9
Interest cost	5.0	5.8	4.1	5.4	9.1	11.2
Amendments	—	—	0.3	0.2	0.3	0.2
Settlements/curtailments	—	—	—	(1.4)	—	(1.4)
Actuarial loss (gain)	19.1	27.8	28.3	20.2	47.4	48.0
Benefits paid	(16.8)	(9.5)	(14.7)	(15.4)	(31.5)	(24.9)
Currency exchange translation adjustments	—	—	7.9	7.2	7.9	7.2
Benefit obligation at end of year	$185.3	$171.9	$292.5	$265.6	$477.8	$437.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$123.0	$110.5	$270.8	$250.4	$393.8	$360.9
Actual return on plan assets	22.2	21.9	33.8	25.1	56.0	47.0
Employer contributions	15.9	0.1	1.5	2.6	17.4	2.7
Benefits paid	(16.8)	(9.5)	(14.7)	(15.4)	(31.5)	(24.9)
Currency exchange translation adjustments	—	—	7.5	8.1	7.5	8.1
Fair value of plan assets at end of year	$144.3	$123.0	$298.9	$270.8	$443.2	$393.8
Funded status at end of year (PBO basis)	$(41.0)	$(48.9)	$6.4	$5.2	$(34.6)	$(43.7)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$1.4	$—	$28.3	$25.0	$29.7	$25.0
Current liabilities	(0.6)	(0.4)	(0.8)	(0.8)	(1.4)	(1.2)
Non-current liabilities	(41.8)	(48.5)	(21.1)	(19.0)	(62.9)	(67.5)
Net amount recognized	$(41.0)	$(48.9)	$6.4	$5.2	$(34.6)	$(43.7)
Amounts recognized in Accumulated Other Comprehensive Loss:
Prior service credit	—	—	2.5	2.3	2.5	2.3
Net amount recognized	$—	$—	$2.5	$2.3	$2.5	$2.3

Notes to Consolidated Financial Statements (Continued)

	Defined Benefit Pension Plans
	U.S.		Non-U.S.
	2020	2019	2020	2019
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount rate	2.61%	3.26%	1.17%	1.80%
Rate of compensation increase	3.91%	4.00%	2.47%	3.12%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount rate	3.26%	4.33%	1.80%	2.48%
Expected return on plan assets	5.50%	6.00%	1.85%	2.44%
Rate of compensation increase	4.10%	4.10%	3.13%	3.03%

(In millions)	Year Ended December 31,
Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive (Income) Loss	2020			2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net Periodic Benefit Cost (Income):
Service cost(1)	$6.1	$1.0	$7.1	$6.3	$2.6	$8.9	$7.9	$3.0	$10.9
Interest cost	5.0	4.1	9.1	5.8	5.4	11.2	5.6	5.6	11.2
Expected return on plan assets	(6.5)	(4.7)	(11.2)	(6.5)	(5.9)	(12.4)	(7.6)	(6.9)	(14.5)
Amortization of prior service cost	—	0.2	0.2	—	0.1	0.1	—	—	—
Gain on termination, curtailment and settlement of pension plans	—	—	—	—	(1.4)	(1.4)	—	(0.2)	(0.2)
Pension mark-to-market adjustment	3.4	(0.6)	2.8	12.3	1.0	13.3	(9.5)	(0.4)	(9.9)
Net periodic benefit cost (income)	$8.0	$—	$8.0	$17.9	$1.8	$19.7	$(3.6)	$1.1	$(2.5)
Less: Net periodic benefit income from discontinued operations	—	—	—	—	(0.2)	(0.2)	—	—	—
Net periodic benefit cost (income) from continuing operations	$8.0	$—	$8.0	$17.9	$2.0	$19.9	$(3.6)	$1.1	$(2.5)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss:
Net prior service cost	$—	$0.3	$0.3	$—	$0.2	$0.2	$—	$2.7	$2.7
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$8.0	$0.3	$8.3	$17.9	$2.2	$20.1	$(3.6)	$3.8	$0.2
________________________________
(1)Service cost component of net periodic benefit cost (income) is included in "Selling, general and administrative expenses" and "Cost of goods sold" in the Consolidated Statements of Operations. All other components of net periodic benefit cost (income) are presented in "Other (income) expenses, net," within the Consolidated Statements of Operations.
    The PBO reflects the present value of vested and non-vested benefits earned from employee services to date, based upon current services and estimated future pay increases for active employees. As of December 31, 2020, the measurement date for GCP's defined benefit pension plans, the PBO was $477.8 million compared to $437.5 million as of December 31, 2019. The increase in the PBO was primarily due to a decrease in discount rates. As of December 31, 2020, the PBO was determined using the weighted average discount rates for U.S. plans and non-U.S. plans, which were 2.61%, and 1.17%, respectively. The decrease in the discount rates was primarily due to the lower market rates for a portfolio of U.S. and non-U.S. high quality corporate bonds for which the amount and timing of cash outflow approximate estimated payouts for the pension plans.

Notes to Consolidated Financial Statements (Continued)
    The underfunded status of the U.S. defined pension plans decreased to $41.0 million for the year ended December 31, 2020 compared to $48.9 million in the prior year, while the overfunded status of the non-U.S. defined pension plans increased to $6.4 million for the year ended December 31, 2020 compared to $5.2 million in the prior year. The changes in funded status for the U.S. and non-US pension plans were primarily due to the higher plan assets, partially offset by higher PBO.
    A full remeasurement of pension assets and pension liabilities is performed annually based on GCP's estimates and actuarial valuations. Remeasurements may also be performed during interim periods when significant events occur, such as plan curtailments or terminations. These remeasurements reflect the terms of the plan and use participant-specific information, as well as key assumptions provided by management.
    The accumulated benefit obligation for all defined benefit pension plans, was approximately $473 million and $431 million, respectively, as of December 31, 2020 and 2019.

(In millions)	Year Ended December 31,
	2020	2019
Information for pension plans with projected benefit obligation in excess of plan assets
Projected benefit obligations	$201.0	$199.5
Accumulated benefit obligations	197.3	193.4
Fair value of plan assets	136.7	130.9

(In millions)	Year Ended December 31,
	2020	2019
Information for pension plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligations	$198.3	$197.1
Accumulated benefit obligations	195.5	191.9
Fair value of plan assets	134.3	128.8
    As of December 31, 2020, the estimated expected future benefit payments related to future services are as follows:

(In millions)	Pension Plans		Total Payments
	U.S.	Non-U.S.(1)
Year ending December 31,	Benefit Payments	Benefit Payments
2021	$8.1	$11.0	$19.1
2022	8.3	11.5	19.8
2023	8.7	11.5	20.2
2024	8.7	11.8	20.5
2025	8.9	12.3	21.2
2026 - 2030	$42.9	$60.9	$103.8
________________________________________
(1)Non-U.S. estimated benefit payments for 2021 and future periods have been translated at the applicable December 31, 2020 exchange rates.
Discount Rate Assumption
The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on overall market interest rates. For the U.S. qualified pension plans, the assumed weighted average discount rate of 2.61% as of December 31, 2020 was selected in consultation with independent actuaries and is based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plans.
As of December 31, 2020 and 2019, the benefit obligations of the U.K. pension plan represented approximately 85% of the total benefit obligation of the non-U.S. pension plans. As of December 31, 2020, the assumed weighted average discount rate of 0.98% for the U.K. plan was selected in consultation with

Notes to Consolidated Financial Statements (Continued)
independent actuaries based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plan. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
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
The U.S. qualified pension plans have adopted a diversified set of portfolio management strategies to optimize the risk reward profile of the plans:
•Liability hedging portfolio: primarily invested in intermediate-term and long-term investment grade corporate bonds in actively managed strategies.
•Growth portfolio: invested in a diversified set of assets designed to deliver performance in excess of the underlying liabilities with controls regarding the level of risk.
◦U.S. equity securities- the portfolio contains domestic equities, a portion of which are passively managed and benchmarked to the S&P 500 and Russell 2000 and the remainder of which is allocated to an active portfolio benchmarked to the Russell 2000.
◦Non-U.S. equity securities- the portfolio contains non-U.S. equities in an actively managed strategy. Currency futures and forward contracts may be held for the sole purpose of hedging existing currency risk in the portfolio.
◦Other investments- may include (a) high yield bonds - fixed income portfolio of securities below investment grade; and (b) bank loans and other floating-rate securities. These portfolios combine income generation and capital appreciation opportunities from developed markets globally.
•Liquidity portfolio: invested in short-term assets intended to pay periodic plan benefits and expenses.
The expected long-term rate of return on assets for the U.S. qualified pension plans was 5.50% for the year ended December 31, 2020. The expected return on plan assets for the U.S. qualified pension plans for 2020 was selected in consultation with GCP's independent actuaries using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results.
The target allocation of investment assets at December 31, 2020 and the actual allocation at December 31, 2020 and 2019 for GCP's U.S. qualified pension plans were as follows:

	Target Allocation	Actual Allocation of Plan Assets December 31,
U.S. Qualified Pension Plans Asset Category:	2020	2020	2019
U.S. equity securities	24%	24%	27%
Non-U.S. equity securities	11%	12%	13%
Debt securities	65%	60%	55%
Other investments	—%	4%	5%
Total	100%	100%	100%

Notes to Consolidated Financial Statements (Continued)
The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value, which are held in a trust by GCP, as of December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$34.8	$—	$34.8	$—
Non-U.S. equity group trust funds	17.2	—	17.2	—
Corporate bond group trust funds	70.0	—	70.0	—
Other fixed income group trust funds	22.3	—	22.3	—
Total Assets	$144.3	$—	$144.3	$—

	Fair Value Measurements at December 31, 2019, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. equity group trust funds	$32.7	$—	$32.7	$—
Non-U.S. equity group trust funds	16.4	—	16.4	—
Corporate bond group trust funds	26.6	—	26.6	—
Other fixed income group trust funds	6.8	—	6.8	—
Common/collective trust funds	40.5	—	40.5	—
Total Assets	$123.0	$—	$123.0	$—
Non-U.S. pension plans accounted for approximately 67% of total global pension assets at December 31, 2020 and 2019. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the U.K. pension plan represent approximately 92% and 91%, respectively, of the total non-U.S. pension plan assets for years ended December 31, 2020 and 2019. In determining the expected rate of return for the U.K. pension plan, the trustees' strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2020 expected long-term return assumption of 1.57%.

Notes to Consolidated Financial Statements (Continued)
The target allocation of investment assets at December 31, 2020 and the actual allocation at December 31, 2020 and 2019, for the U.K. pension plan are as follows:

	Target Allocation	Actual Allocation of Plan Assets December 31,
United Kingdom Pension Plan Asset Category:	2020	2020	2019
Diversified growth funds	5%	5%	5%
Return-seeking fixed income investment	5%	5%	5%
U.K. gilts	34%	37%	34%
U.K. corporate bonds	4%	3%	3%
Insurance contracts	52%	50%	53%
Total	100%	100%	100%
The plan assets for the other countries in aggregate represent approximately 8% and 9%, respectively, of total non-U.S. pension plan assets for years ended December 31, 2020 and 2019.
The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value as of December 31, 2020:

	Fair Value Measurements at December 31, 2020, Using
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common/collective trust funds	$144.3	$—	$144.3	$—
Government and agency securities	2.9	—	2.9	—
Corporate bonds	10.5	—	10.5	—
Insurance contracts and other investments(1)	139.0	—	0.3	138.7
Cash	2.2	2.2	—	—
Total Assets	$298.9	$2.2	$158.0	$138.7
_________________________________________
(1)At December 31, 2020, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

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
__________________________________________________
(1)At December 31, 2019, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.
The following table presents a summary of the changes in the fair value of the plans' Level 3 assets for the years ended December 31, 2020 and 2019:

(In millions)	Insurance Contracts
Balance, December 31, 2018	$123.3
Actual return on plan assets	8.2
Transfers out for premium	(7.7)
Currency exchange translation adjustments	4.1
Balance, December 31, 2019	$127.9
Actual return on plan assets	13.7
Purchases, sales and settlements, net	—
Transfers out for premium	(7.5)
Currency exchange translation adjustments	4.6
Balance, December 31, 2020	$138.7
Other Postretirement Benefit (OPEB) Plans
GCP provides postretirement health care benefits for certain qualifying retired employees. During the year ended December 31, 2018, GCP recognized a long-term liability of $2.0 million; accumulated other comprehensive income of $0.6 million, net of related tax impact of $0.2 million; as well as expense of $1.2 million, for the initial recognition of a non-U.S. OPEB retiree health care plan. As of December 31, 2020 and 2019, the related long-term liability of $2.6 million and $2.2 million, respectively, accumulated other comprehensive income of $0.9 million and $0.7 million, respectively, net of related tax impact of $0.3 million and $0.2 million, respectively, are included within the Consolidated Balance Sheets. The related expense for the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.1 million, and $1.3 million, respectively.

Notes to Consolidated Financial Statements (Continued)
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under GAAP. Based on the U.S. qualified pension plans' status as of December 31, 2020, there are no minimum requirements under ERISA for 2021. GCP made contributions of $15.9 million and $0.1 million, respectively, to the U.S. pension plans in 2020 and 2019. During the year ended December 31, 2020, GCP made an accelerated contribution of $15.0 million to the trusts that hold assets of the U.S. qualified pension plans.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. GCP expects to contribute $1.4 million to non-U.S. pension plans during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, GCP contributed $1.5 million and $2.6 million, respectively, to these non-U.S. plans.
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Additionally, GCP contributes up to 2% of a full amount of applicable employee compensation subject to a three year vesting requirement. Applicable employees include those beginning employment with us on or after January 1, 2018 who are not eligible to participate in GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP's costs related to these benefit plans amounted to $4.6 million for each of the years ended December 31, 2020, 2019 and 2018 and are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the Consolidated Statements of Operations.
11. Other Balance Sheet Accounts
The following table summarizes the activity for the allowance for credit losses during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In millions)	2020	2019	2018
Beginning balance	$7.5	$5.8	$5.7
Provision for expected credit losses	0.9	3.5	1.6
Write offs	(1.4)	(1.7)	(1.1)
Foreign currency translation adjustments	—	(0.1)	(0.4)
Ending balance	$7.0	$7.5	$5.8

Notes to Consolidated Financial Statements (Continued)
The following is a summary of other current assets at December 31, 2020 and 2019:

(In millions)	December 31, 2020	December 31, 2019
Other Current Assets:
Non-trade receivables	$20.4	$22.1
Prepaid expenses and other current assets	11.1	13.4
Income taxes receivable	9.7	7.7
Total other current assets	$41.2	$43.2
    The following is a summary of other current liabilities at December 31, 2020 and 2019:

(In millions)	December 31, 2020	December 31, 2019
Other Current Liabilities:
Accrued customer volume rebates	$24.4	$28.4
Accrued compensation(1)	25.0	16.2
Income taxes payable	7.1	10.4
Accrued interest	4.0	4.2
Restructuring liability	18.0	2.7
Pension liabilities	1.4	1.2
Other accrued liabilities	45.9	49.8
Total other current liabilities	$125.8	$112.9
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
    Guarantees and Indemnification Obligations
GCP is a party to many contracts containing guarantees and indemnification obligations which consist primarily of the following arrangements:
•Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide assurances that products will conform to their specifications. GCP accrues a general warranty liability at the time of sale based on historical experience and on a transaction-specific basis according to individual facts and circumstances. As of December 31, 2020 and 2019 and during the periods then ended, warranty-related liabilities and the associated expenses were immaterial to the Consolidated Financial Statements.
•Performance guarantees offered to customers. GCP has not established a liability for these arrangements based on historical experience.
•Contracts providing for the sale of a business unit or a product line in which GCP has agreed to indemnify the buyer against certain liabilities for conditions that existed prior to the closing of the transaction, including environmental and tax liabilities.

Notes to Consolidated Financial Statements (Continued)
•The Tax Sharing Agreement, which may require GCP, in certain circumstances, to indemnify Grace if the Separation, together with certain related transactions, does not qualify under Section 355 and certain other relevant provisions of the Internal Revenue Code (the "Code"). If GCP is required to indemnify Grace under the Tax Sharing Agreement, it could be subject to significant tax liabilities. Please refer to Note 9, "Income Taxes", for further information on this arrangement.
•The Purchase and Sale Agreement with Henkel KGaA regarding the sale of the Darex Business dated July 3, 2017, contains obligations for GCP as sellers to indemnify Henkel as a buyer for certain matters, such as breaches of representations and warranties, taxes, as well as certain covenants and liabilities.
Environmental Matters
    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous waste and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of December 31, 2020 and 2019, GCP did not have any material environmental liabilities.
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
    Financial Assurances
    Financial assurances have been established for a variety of purposes, including insurance, environmental and other matters. At December 31, 2020 and 2019, GCP had gross financial assurances issued and outstanding of approximately $6.8 million and $5.9 million, respectively, which were comprised of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations as of December 31, 2020 and 2019. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Lawsuits and Investigations
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of such pending matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such matters will have a material adverse effect on its overall financial condition, results of operations or cash flows for the year ended December 31, 2020. However, the results of such pending legal matters and claims cannot be predicted with sufficient certainty since unfavorable resolutions are possible and could materially affect GCP's financial position, results of operations, or cash flows. In the event of unexpected subsequent developments and due to the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome. An adverse outcome in certain matters could, from time to time, have a material adverse effect on GCP's consolidated financial position, results of operations and cash flows in particular quarterly or annual periods.
GCP Brazil Indirect Tax Claim
During the year ended December 31, 2019, the Superior Judicial Court of Brazil (the "Court") filed its final ruling in favor of GCP Brazil related to a claim whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The Court decision is final and not subject to any appeals. The ruling allows the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from May 2012 to September 2017, including interest. Timing of the realization of these tax credits is dependent upon the generation of federal tax liabilities eligible for the offset. The Brazilian tax authorities have

Notes to Consolidated Financial Statements (Continued)
sought before the Court clarification of certain matters, including whether these credits should be recognized on a gross or net basis, and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits. During the year ended December 31, 2019, the Company recorded in "Other (income) expenses, net" a pre-tax gain of $1.3 million, net of $0.4 million of legal fees and other charges, as a result of the favorable Court decision. No amounts have been recognized in GCP's results of operations for the credits calculated based on the higher gross basis due to uncertainty related to the recoverability of such amounts and the timing of the recovery. As of December 31, 2020, GCP has fully utilized the tax credits previously recognized on a net basis.
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
Share Repurchase Program

Notes to Consolidated Financial Statements (Continued)
    On July 30, 2020, the Board authorized a program to repurchase up to $100 million of the Company’s common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at the Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. The Company plans to fund repurchases from its existing cash balance. No shares were repurchased by the Company during the year ended December 31, 2020.

14. Restructuring and Repositioning Expenses, Asset Write Offs
GCP's Board of Directors (the "Board") approves all major restructuring and repositioning programs. Major restructuring programs may involve reorganizations, the discontinuation of significant product lines, the shutdown of significant facilities, or other major strategic initiatives. From time to time, GCP takes additional restructuring actions, including involuntary employee terminations that are not a part of a major program. Repositioning activities generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint.

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
2019 Phase 2 Restructuring and Repositioning Plan (the “2019 Phase 2 Plan")
On July 31, 2019, the Board approved a business restructuring and repositioning plan to further optimize the design and footprint of the Company's global organization, primarily with respect to its general administration and business support functions, and streamline cross-functional activities (the “2019 Phase 2 Plan”). The 2019 Phase 2 Plan is expected to result in the net reduction of approximately 8%-10% of the Company's workforce. The program is expected to be substantially completed by March 31, 2021.
2019 Restructuring and Repositioning Plan (the “2019 Plan”)
    On February 22, 2019, the Board approved a business restructuring and repositioning plan (the “2019 Plan”). The 2019 Plan is focused on GCP’s global supply chain strategy, processes and execution, including its manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses GCP’s service delivery model, primarily in North America, to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities. The program was substantially completed as of December 31, 2020.
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
2018 Restructuring and Repositioning Plan (the “2018 Plan”)
On August 1, 2018, the Board approved a business restructuring and repositioning plan. The 2018 Plan was designed to streamline operations and improve profitability primarily within the concrete admixtures product line of the SCC segment by focusing on the Company's core markets, rationalizing non-profitable geographies, reducing its global cost structure and accelerating the integration of VERIFI® into the Company’s global admixtures business. Substantially all of the restructuring actions were completed as of December 31, 2019 and resulted in the net reductions of approximately 8%-10% of the Company's workforce.

Notes to Consolidated Financial Statements (Continued)
2017 Restructuring and Repositioning Plan (the “2017 Plan”)
On June 28, 2017, the Board approved a restructuring and repositioning plan to streamline GCP's operations, reduce its global cost structure and reposition itself as a construction product technologies company. Restructuring activities were substantially completed as of December 31, 2018.
The following table illustrates a summary of the charges incurred and planned in connection with restructuring and repositioning plans discussed above:

(In millions)	Severance /Employee Costs	Asset Write Offs	Other Associated Costs	Total Restructuring	Repositioning	Total Costs	Capital Expenditures
2019 Plan: (1)
Estimated Total Costs	$1	$1	$0-1	$2-3	$11	$13-14	$2-3
Cumulative Costs incurred to Date	$0.9	$0.9	$0.3	$2.1	$10.5	$12.6	$2.1
2019 Phase 2 Plan: (2)
Estimated Total Costs	$25-29	$1	$—	$26-30	$6-7	$32-37	$2
Cumulative Costs incurred to Date	$25.2	$0.4	$—	$25.6	$6.0	$31.6	$0.4
2018 Plan:
Cumulative Costs incurred to Date	$11.5	$7.9	$2.3	$21.7	$10.7	$32.4	$1.5
2017 Plan:
Cumulative Costs incurred to Date	$17.4	$1.4	$0.2	$19.0	$9.6	$28.6	$13.5

Notes to Consolidated Financial Statements (Continued)
(1)As of December 31, 2020, the cumulative restructuring costs incurred under the 2019 Plan since its inception were $2.1 million, of which $1.7 million was related to the SCC segment and $0.4 million was related to the SBM segment. During 2020, estimated total pre-tax costs expected to be incurred in connection with the 2019 Plan decreased by $2.0 million due to lower severance and other associated costs.
(2)As of December 31, 2020, the cumulative restructuring costs recognized under the 2019 Phase 2 Plan since its inception were $25.6 million, of which $6.9 million was attributable to the SCC segment, $6.9 million was attributable to the SBM segment, and $11.8 million was attributable to the Corporate. During 2020, estimated total pre-tax costs expected to be incurred in connection with the 2019 Phase 2 Plan increased by approximately $2.0 million from the prior estimate due to higher severance and other employee-related costs associated with the departure from the Company of its CEO, as well as certain executives and key employees. During 2020, the Company incurred $15.4 million of severance and employee-related costs in connection with such separation, including $2.4 million associated with accelerated vesting of stock options and RSUs.
The following tables represent the repositioning expenses incurred and cash payments made under the plans discussed above and other plans during each period:

	December 31, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$1.7	$3.6	$—	$0.1	$—	$5.4
Cash Paid for Repositioning Expenses	4.9	4.1	1.1	—	0.2	10.3
Capital Expenditures	1.3	0.3	—	0.6	1.1	3.3
Cash Paid for Capital Expenditures	1.4	0.4	—	0.7	1.6	4.1

	December 31, 2019
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$8.8	$2.4	$3.1	$5.3	$0.8	$20.4
Cash Paid for Repositioning Expenses	5.6	1.0	2.0	10.5	2.1	21.2
Capital Expenditures	0.8	0.1	—	0.9	5.0	6.8
Cash Paid for Capital Expenditures	0.6	—	—	0.8	4.6	6.0

	December 31, 2018
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$—	$—	$—	$5.3	$4.3	$9.6
Cash Paid for Repositioning Expenses	—	—	—	0.2	5.3	5.5
Capital Expenditures	—	—	—	—	5.5	5.5
Cash Paid for Capital Expenditures	—	—	—	—	6.8	6.8

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan
Cumulative Repositioning Expenses	$10.5	$6.0	$3.1	$10.7	$9.6
Cumulative Cash Paid for Repositioning Expenses	10.5	5.1	3.1	10.7	9.6
Cumulative Capital Expenditure	2.1	0.4	—	1.5	13.5
Cumulative Cash Paid for Capital Expenditures	2.0	0.4	—	1.5	12.9

Restructuring Expenses and Asset Write Offs
The following restructuring expenses and asset write off charges were incurred during each period:

	Year Ended December 31,
(In millions)	2020	2019	2018
Severance and other employee costs	$22.3	$4.1	$10.1
Facility exit costs	—	—	0.6
Asset write offs	2.6	4.3	4.5
Other associated costs	(0.1)	$1.8	$—
Total restructuring expenses and asset write offs	$24.8	$10.2	$15.2
Less: restructuring expenses and asset write offs reflected in discontinued operations	(0.1)	0.3	0.4
Total restructuring expenses and asset write offs from continuing operations	$24.9	$9.9	$14.8
GCP incurred restructuring expenses and asset write off charges related to its two operating segments and Corporate function as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
SCC	$7.8	$4.5	$12.5
SBM	5.3	3.9	1.9
Corporate	11.8	1.5	0.4
Total restructuring expenses and asset write offs from continuing operations	$24.9	$9.9	$14.8
Restructuring expenses and asset write offs reflected in discontinued operations	(0.1)	0.3	0.4
Total restructuring expenses and asset write offs	$24.8	$10.2	$15.2
Restructuring liabilities were $18.0 million and $2.7 million, respectively, as of December 31, 2020 and 2019. These liabilities are included within “Other current liabilities” in the Consolidated Balance Sheets. GCP settled in cash substantially all of the remaining liabilities related to the 2017 Plan during the year ended December 31, 2019.

Notes to Consolidated Financial Statements (Continued)
The following table summarizes the Company’s restructuring liability activity:

	2019 Plan		2019 Phase 2 Plan	2018 Plan		2017 Plan
(In millions)	Severance and Other Employee Costs	Other Costs	Severance and Other Employee Costs	Severance and Other Employee Costs	Other Costs	Severance and Other Employee Costs	Other Costs	Other Plans	Total
Balance, December 31, 2017	$—	$—	$—	$—	$—	$11.6	$0.1	$1.1	$12.8
Expenses(1)	—	—	—	11.4	0.6	(1.9)	—	0.6	10.7
Payments	—	—	—	(3.6)	(0.4)	(7.5)	(0.1)	(1.2)	(12.8)
Impact of foreign currency and other	—	—	—	(0.1)	—	(0.4)	—	—	(0.5)
Balance, December 31, 2018	$—	$—	$—	$7.7	$0.2	$1.8	$—	$0.5	$10.2
Expenses(1)	0.7	—	3.1	0.1	0.7	—	—	0.2	4.8
Payments	(0.5)	—	(2.2)	(6.6)	(0.5)	(1.7)	—	(0.6)	(12.1)
Impact of foreign currency and other	—	—	—	(0.2)	—	0.1	—	(0.1)	(0.2)
Balance, December 31, 2019	$0.2	$—	$0.9	$1.0	$0.4	$0.2	$—	$—	$2.7
Expenses(1)	0.2	0.3	19.7	—	0.1	—	—	—	20.3
Payments	(0.3)	(0.2)	(3.3)	(0.4)	(0.4)	(0.2)	—	—	(4.8)
Impact of foreign currency and other	—		—	(0.1)	(0.1)	—	—	—	(0.2)
Balance, December 31, 2020	$0.1	$0.1	$17.3	$0.5	$—	$—	$—	$—	$18.0
__________________________
(1)Asset write off charges of $2.6 million, $4.3 million and $4.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018 related to the restructuring activities described above are recorded with a corresponding reduction to "Properties and equipment, net" in the Consolidated Balance Sheets. During the year ended December 31, 2020, GCP recognized asset write off charges of $2.6 million, of which $2.5 million was attributable to the SCC segment and $0.1 million was attributable to the SBM segment. During the year ended December 31, 2019, GCP recognized asset write off charges of $4.3 million, of which $1.2 million was attributable to the SCC segment and $3.1 million was attributable to the SBM segment. During the year ended December 31, 2018, GCP recognized asset write off charges of $4.5 million, of which $4.3 million was attributable to the SCC segment and $0.2 million was attributable to the SBM segment.
During the year ended December 31, 2020, other associated costs of $(0.4) million related to the 2018 Plan were attributable to the SBM segment and recorded with a corresponding reduction to "Operating Lease Obligation" in the Consolidated Balance Sheet. During the year ended December 31, 2019, other associated costs of $1.1 million related to the 2018 Plan were attributable to the SCC segment and consisted of: (i) $0.6 million of inventory write-offs recorded with a corresponding reduction to "Inventories, net" in the Consolidated Balance Sheets and (ii) $0.5 million of accounts receivable write-offs recorded with a corresponding reduction to "Trade Accounts Receivable" in the Consolidated Balance Sheets. These expenses are not recorded with a corresponding reduction to the restructuring liability and therefore, are not included in the table above.
Stock based compensation expense of $2.4 million for the year ended December 31, 2020 is related to accelerated vesting of stock options and RSUs resulting from the termination of certain executive leadership members. Such expense is not recognized as a corresponding adjustment to the restructuring liability and therefore, is not included in the table above.

15. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax benefit (expense) and after-tax components of GCP's other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service cost	$(0.5)	$0.1	$(0.4)
Benefit plans, net	(0.5)	0.1	(0.4)
Currency translation adjustments(1)	5.9	0.9	6.8
Gain from hedging activities	0.1	—	0.1
Other comprehensive income attributable to GCP shareholders	$5.5	$1.0	$6.5

	Year Ended December 31, 2019
(In millions)	Pre-Tax Amount	Tax Benefit /(Expense)	After-Tax Amount
Defined benefit pension and other postretirement plans:
Net unrealized actuarial loss and prior service cost	$(0.6)	$0.1	$(0.5)
Benefit plans, net	(0.6)	0.1	(0.5)
Currency translation adjustments(1)	3.7	(0.1)	3.6
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive income attributable to GCP shareholders	$3.0	$—	$3.0

	Year Ended December 31, 2018
(In millions)	Pre-Tax Amount	Tax (Expense) /Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans:
Assumption of net prior service credit	$(3.2)	$0.6	$(2.6)
Benefit plans, net	(3.2)	0.6	(2.6)
Currency translation adjustments	(31.8)	—	(31.8)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(34.9)	$0.6	$(34.3)
__________________________
(1)Currency translation adjustments related to the net investment hedge are presented net of income taxes, as discussed in Note 4, "Derivative Instruments."

Notes to Consolidated Financial Statements (Continued)
The following tables present the changes in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020, 2019 and 2018.

	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
(In millions)
Balance, December 31, 2019	$(2.7)	$(114.2)	$(0.1)	$(117.0)
Other comprehensive (loss) income before reclassifications	(0.4)	6.8	(0.1)	6.3
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Net current-period other comprehensive (loss) income	(0.4)	6.8	0.1	6.5
Balance, December 31, 2020	$(3.1)	$(107.4)	$—	$(110.5)

	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
(In millions)
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
Current-period other comprehensive (loss) income	(0.5)	3.6	(0.1)	3.0
Balance, December 31, 2019	$(2.7)	$(114.2)	$(0.1)	$(117.0)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2017	$0.4	$(86.0)	$(0.1)	$(85.7)
Other comprehensive (loss) income before reclassifications	(2.6)	(31.8)	0.2	(34.2)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.1)	(0.1)
Net current-period other comprehensive (loss) income	(2.6)	(31.8)	0.1	(34.3)
Balance, December 31, 2018	$(2.2)	$(117.8)	$—	$(120.0)
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
Related Party Transaction
During the year ended December 31, 2020, Starboard Value LP and certain of its affiliates ('Starboard") with an ownership interest of approximately 9% of the Company's outstanding common shares, filed a proxy statement with the SEC seeking an election of eight of its nominees to the GCP Board of Directors at the Company’s 2020 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting held on May 28, 2020, GCP stockholders voted to elect all eight nominees designated by Starboard to serve on GCP's Board of Directors. During the year ended December 31, 2020, the Company reimbursed Starboard for $2.0 million of fees and expenses it incurred in connection with the election of its nominees.

Notes to Consolidated Financial Statements (Continued)
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes, including any related interest, penalties or audit adjustments, reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes, including any related interest, penalties or audit adjustments, reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of December 31, 2020 and 2019, GCP has recorded $1.8 million and $3.5 million, respectively, of indemnified receivables in "Other assets" and $1.0 million and $1.0 million, respectively, of indemnified payables in "Other current liabilities" in the Consolidated Balance Sheets.
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
17. Stock Incentive Plans
On October 1, 2020, GCP's Board of Directors adopted the GCP Applied Technologies Inc. 2020 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of its common stock to be used exclusively for grants of awards to induce highly-qualified prospective employees to accept employment and to provide them with a proprietary interest in the Company. On October 1, 2020, GCP filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 1,000,000 shares of Common Stock, par value $0.01 per share, that may be issued under the Inducement Plan. Awards that could be granted under the Inducement Plan consist of stock options, stock appreciation rights, restricted units, restricted stock, or deferred stock units. In accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual, the Company did not seek approval of the Inducement Plan by its stockholders. On October 1, 2020, the Company awarded to the new GCP CEO upon joining the Company, a grant with a value of approximately $5.0 million that consisted of 143,128 shares of restricted stock and 388,348 of stock options pursuant to the terms and conditions of the Inducement Plan.
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

Notes to Consolidated Financial Statements (Continued)
Stock-Based Compensation Accounting
    Total stock-based compensation expense is included in "Income from continuing operations before income taxes" in the Consolidated Statements of Operations and was $7.0 million, $6.2 million and $3.7 million, respectively, during the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, $2.4 million of the stock-based compensation expense is included in "Restructuring expenses and asset write offs" related to accelerated vesting of stock options and RSUs due to the departure from the Company of its CEO, as well as certain executives and key employees. During the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense reductions of $0.6 million, $2.4 million and $5.2 million, respectively, related to remeasurement of PBUs granted in 2020, 2019, 2018 and 2017 based on their estimated expected payout at the end of the applicable performance period.
The total income tax benefits recognized for stock-based compensation arrangements were $0.5 million, $1.5 million and $0.6 million, respectively, during the years ended December 31, 2020, 2019 and 2018.
The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs. In accordance with certain provisions of the Plan, GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the years ended December 31, 2020, 2019 and 2018, GCP withheld and retained approximately 75,000 shares, 151,900 shares and 45,100 shares, respectively, in a non-cash transaction with a cost of $1.7 million, $3.8 million and $1.4 million, respectively, under such provisions which were reflected as "Share Repurchases" in the Consolidated Statements of Equity. During the years ended December 31, 2020, 2019 and 2018, cash payments for such tax withholding obligations were $1.7 million, $3.8 million, and $1.4 million, respectively.
As of December 31, 2020, approximately 7.7 million shares and 0.5 million shares of common stock, respectively, were reserved and available for future grant under the Plan and the Inducement Plan.
    Stock Options
Stock options are non-qualified and are granted at exercise prices not less than 100% of the fair market value on the grant date. The awards issued before February 28, 2017 were granted at the exercise price equal to fair market value on the grant date determined as the average of the high market price and low market price of the Company’s stock from that trading day. The awards issued after February 28, 2017 were granted at the exercise price equal to fair market value on the grant date determined as the market closing price of the Company’s stock on that date. Stock option awards granted typically have a contractual term of five to ten years from the original date of grant. Generally, stock options are granted in three separate vesting tranches, with each tranche vesting over one, two and three years, respectively, from the date of grant. There were no stock option awards granted during 2020.
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP's stock options granted during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
Assumptions used to calculate expense for stock options:	2019	2018
Risk-free interest rate	1.70 - 2.64%	2.68 - 2.80%
Average life of options (years)	5.5 - 6.5	5.5 - 6.5
Volatility	28.02 - 28.59%	27.91 - 30.65%
Weighted average grant date fair value per stock option	$8.66	$10.63

Notes to Consolidated Financial Statements (Continued)
The following table sets forth the information related to stock options denominated in GCP stock during the year ended December 31, 2020:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2019	1,284	$22.66	3.18	$3,171
Options exercised	84	18.29
Options forfeited/expired/canceled	289	19.98
Options granted	—	—
Outstanding, December 31, 2020	911	$23.91	2.49	$2,234
Exercisable, December 31, 2020	836	$23.49	2.42	$2,234
Vested and expected to vest, December 31, 2020	908	$23.90	2.49	$2,234
The weighted average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $8.66 and $10.63, respectively. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP's closing stock price on the last trading day of December 31, 2020 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP's stock. Total intrinsic value of all options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $3.0 million and $4.8 million, respectively.
Stock Options with Market Conditions
During the year ended December 31, 2020, GCP granted 388,348 stock options with market conditions to the newly appointed CEO. Such options are expected to cliff vest in three years based on the achievement of certain targets ranging between 0% and 200% related to the Company’s common stock market price performance over a certain time period relative to the closing market price on the grant date.
The fair value of stock options was determined using a Monte Carlo simulation based on the weighted-average value of options calculated for each performance target based on the following assumptions:

Assumptions used to calculate expense for stock options:	Year Ended December 31, 2020
Risk-free interest rate	0.22%
Average life of options (years)	4.0
Volatility	40%
Weighted average grant date fair value per stock option	$5.15
As of December 31, 2020, weighted average exercise price was $20.96. As of December 31, 2020, there were 388,348 of options outstanding which had a weighted average contractual term of 4.8 years and an aggregate intrinsic value of $1.0 million. Total unrecognized stock-based compensation expense was $1.9 million and is expected to be recognized over the weighted-average period of approximately 2.8 years.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
As of December 31, 2020, $5.3 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining service period of approximately 2 years.

Notes to Consolidated Financial Statements (Continued)
RSUs
The Company grants RSUs which are time-based, non-performance units. RSUs generally vest over a three year period, with some awards vesting in substantially equal amounts each year over three years and some awards vesting 100% after the third year from the date of grant. A smaller number of RSUs were designated as sign-on awards which are used for purposes of attracting key employees and covering outstanding awards from prior employers. The majority of such awards vest 100% after two years from the date of grant.
RSUs are recorded at fair value on the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date.
The following table sets forth the RSU activity for the year ended December 31, 2020:

RSU Activity:	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	156	$27.33
RSU's settled	184	24.46
RSU's forfeited	2	22.83
RSU's granted	335	21.06
Outstanding, December 31, 2020	305	$22.14
Expected to vest as of December 31, 2020	285	$22.18

    The weighted average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $21.06, $26.77 and $29.28 per share, respectively. During the years ended December 31, 2020, 2019 and 2018, GCP distributed 184,000 shares, 302,000 shares and 117,000 shares, respectively, to settle RSUs upon vesting. During the year ended December 31, 2018, GCP also used $1.2 million of cash to settle RSUs upon vesting. GCP expects to settle in stock all future RSU vestings. The fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $4.2 million, $7.4 million and $4.8 million, respectively.
PBUs
    PBUs are performance-based units which are granted by the Company with market conditions. The performance criteria for PBUs granted in 2020 and 2019 include a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company's TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. For PBUs granted in 2017, such metric is modified, up or down, based on the Company's total shareholder return ("TSR") relative to the performance of the Russell 3000 Index. The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to employees. The 2020, 2019 and 2018 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board's Compensation Committee. Vesting is also subject to the employees' continued employment through the vesting date.

Notes to Consolidated Financial Statements (Continued)
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Assumptions used to calculate expense for PBUs:	2020	2019	2018
Expected term (remaining performance period)	2.85 years	2.86 years	2.86 years
Expected volatility	29.85%	28.46%	28.56%
Risk-free interest rate	1.21%	2.48%	2.38%
Expected dividends	—	—	—
Correlation coefficient	53.43%	54.81%	38.98%
Median correlation coefficient of constituents	54.01%	57.09%	39.96%
The following table sets forth the PBU activity for the year ended December 31, 2020:

PBU Activity:	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	382	$29.51
PBU's forfeited	186	26.49
PBU's granted	147	22.43
Outstanding, December 31, 2020	343	$28.10
    The weighted average grant date fair value of PBUs granted during the years ended December 31, 2020, 2019 and 2018 was $22.43, $27.19 and $34.20 per share, respectively. GCP expects to settle in stock all future PBU vestings. The fair value of PBUs vested during the year ended December 31, 2019 was $2.0 million.

18. Operating Segment and Geographic Information
GCP is engaged in the production and sale of specialty construction chemicals and specialty building materials through its two operating and reportable segments. Specialty Construction Chemicals ("SCC") operating segment provides products, services and technologies to the concrete and cement industries, including concrete add-mixtures and cement, as well as in-transit monitoring and management systems, which reduce the cost and improve the performance and quality of cement, concrete, mortar, masonry, and other cementitious-based construction materials. Specialty Building Materials ("SBM") operating segment manufactures and markets sheet and liquid membrane systems that protect structures from water, air and vapor penetration, as well as fireproofing and other products designed to protect the building envelope.
Operating Segment Data
The following table presents information related to GCP's operating segments:

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(In millions)	2020	2019	2018
Net Sales
Specialty Construction Chemicals	$518.9	$579.1	$643.5
Specialty Building Materials	384.3	434.4	481.9
Total net sales	$903.2	$1,013.5	$1,125.4
Segment Operating Income
Specialty Construction Chemicals segment operating income	$52.9	$56.9	$40.2
Specialty Building Materials segment operating income	71.1	86.3	113.4
Total segment operating income	$124.0	$143.2	$153.6
Depreciation and Amortization
Specialty Construction Chemicals	$27.6	$24.4	$24.2
Specialty Building Materials	14.9	14.8	14.7
Corporate	3.9	4.0	3.1
Total depreciation and amortization	$46.4	$43.2	$42.0
Capital Expenditures
Specialty Construction Chemicals	$25.5	$44.2	$28.8
Specialty Building Materials	4.9	7.9	12.8
Corporate	5.7	4.6	13.4
Total capital expenditures	$36.1	$56.7	$55.0
Total Assets
Specialty Construction Chemicals	$444.4	$431.9	$408.6
Specialty Building Materials	408.3	424.1	428.1
Corporate	564.9	444.8	441.5
Assets held for sale	—	0.5	4.1
Total assets	$1,417.6	$1,301.3	$1,282.3
Reconciliation of Operating Segment Data to Financial Statements
Corporate expenses directly related to the operating segments are allocated to the segment's operating income. GCP excludes from the segments' operating income certain functional costs, certain impacts of foreign currency exchange (related primarily to Argentina for the year ended December 31, 2018, as discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies"), as well as certain corporate costs and other costs included in the table below. GCP also excludes from the segment's operating income certain ongoing defined benefit pension costs recognized during each reporting period, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance since such costs are not managed at an operating segment level.
Total segment operating income for the years ended December 31, 2020, 2019 and 2018 is reconciled below to "Income from continuing operations before income taxes" presented in the Consolidated Statements of Operations:

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(In millions)	2020	2019	2018
Total segment operating income	$124.0	$143.2	$153.6
Corporate costs	(26.2)	(32.8)	(27.4)
Certain pension costs	(5.2)	(7.8)	(7.6)
Gain on sale of corporate headquarters	110.2	—	—
Shareholder activism and other related costs (2)	(9.5)	(5.3)	—
Gain on Brazil tax recoveries, net (1)	—	0.6	—
Repositioning expenses	(5.4)	(20.4)	(9.6)
Restructuring expenses and asset write offs	(24.9)	(9.9)	(14.8)
Pension MTM adjustment and other related costs, net	(2.8)	(13.3)	8.7
Gain on termination and curtailment of pension and other postretirement plans	—	1.2	0.2
Legacy product, environmental and other claims	(0.6)	(0.1)	—
Third-party and other acquisition-related costs	(0.7)	(0.1)	(2.5)
Tax indemnification adjustments	(1.6)	(0.5)	(0.5)
Currency losses in Argentina	—	—	(1.1)
Amortization of acquired inventory fair value adjustment	—	—	(0.2)
Interest expense, net(3)	(20.1)	(20.0)	(88.9)
Net income attributable to noncontrolling interests	0.5	0.4	0.3
Income from continuing operations before income taxes	$137.7	$35.2	$10.2
______________________________
(1)Gain on Brazil tax recoveries, net primarily consists of a $1.7 million pre-tax gain related to indirect tax recoveries, and $1.1 million of legal fees and other charges relating to indirect and income tax recoveries. Please refer to Note 9, "Income Taxes" and Note 12, "Commitments and Contingencies" for further information.
(2)Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of GCP shareholders seeking changes in the composition of the Company's Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders' Meetings, as well as other related matters.
(3)Interest expense, net includes a loss of $59.8 million as a result of debt refinancing transaction completed on April 10, 2018. Please refer to Note 8, "Debt and Other Borrowings" for further information on the transaction.
    Sales by Product Group
    The following table sets forth sales by product group within the SCC operating segment and the SBM operating segment during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In millions)	2020	2019	2018
Specialty Construction Chemicals:
Concrete	$393.1	$434.8	$478.9
Cement	125.8	144.3	164.6
Total SCC Sales	$518.9	$579.1	$643.5
Specialty Building Materials:
Building Envelope	$206.3	$246.3	$284.4
Residential Building Products	73.8	81.2	80.9
Specialty Construction Products	104.2	106.9	116.6
Total SBM Sales	$384.3	$434.4	$481.9
Total Sales	$903.2	$1,013.5	$1,125.4

Notes to Consolidated Financial Statements (Continued)
Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data
The following table sets forth net sales information related to the geographic areas in which GCP operates:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net Sales
United States	$474.0	$505.0	$538.8
Canada and Other	28.5	32.4	32.2
Total North America	502.5	537.4	571.0
Europe Middle East Africa	172.6	193.5	240.7
Asia Pacific	180.8	222.5	245.6
Latin America	47.3	60.1	68.1
Total	$903.2	$1,013.5	$1,125.4
Sales are attributed to geographic areas based on customer locations. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the years ended December 31, 2020, 2019 and 2018. There were no customers that individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, 2020, 2019 and 2018. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of December 31, 2020 and 2019.

Notes to Consolidated Financial Statements (Continued)
Disaggregation of Long-Lived Assets
    The following table sets forth long-lived asset information related to the geographic areas in which GCP operates:

	Year Ended December 31,
(In millions)	2020	2019
Properties and Equipment, net
United States	$145.4	$166.7
Canada and Other	3.0	3.1
Total North America	148.4	169.8
Europe Middle East Africa (EMEA)	25.5	24.8
Asia Pacific	45.4	41.9
Latin America	6.3	8.5
Total	$225.6	$245.0
Operating lease right-of-use assets
United States	$18.0	$12.7
Canada	0.4	0.1
Total North America	18.4	12.8
Europe, Middle East, and Africa	11.7	7.0
Asia Pacific	9.4	8.4
Latin America	0.5	1.1
Total	$40.0	$29.3
Goodwill, Intangibles and Other Assets
United States	$100.6	$107.9
Canada and Other	7.4	7.9
Total North America	108.0	115.8
Europe Middle East Africa (EMEA)	171.9	167.9
Asia Pacific	19.8	17.9
Latin America	21.3	26.0
Total	$321.0	$327.6
    Total long-lived assets located in the United Kingdom represented approximately 20% of total long-lived assets as of December 31, 2020 and 2019. With the exception of the U.S. and the United Kingdom, there are no other individually significant countries with long-lived assets exceeding 10% of total long-lived assets as of December 31, 2020 and 2019.

Notes to Consolidated Financial Statements (Continued)
19. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Numerators
Income (loss) from continuing operations attributable to GCP shareholders	$100.5	$40.8	$(16.4)
(Loss) income from discontinued operations, net of income taxes	(0.3)	5.7	31.3
Net income attributable to GCP shareholders	$100.2	$46.5	$14.9
Denominators
Weighted average common shares—basic calculation	73.0	72.6	72.1
Dilutive effect of employee stock awards(2)	0.1	0.3	—
Weighted average common shares—diluted calculation	73.1	72.9	72.1
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to GCP shareholders	$1.38	$0.56	$(0.23)
Income from discontinued operations, net of income taxes	$—	$0.08	$0.43
Net income attributable to GCP shareholders(1)	$1.37	$0.64	$0.21
Diluted earnings (loss) per share(2)
Income (loss) from continuing operations attributable to GCP shareholders	$1.37	$0.56	$(0.23)
Income from discontinued operations, net of income taxes	$—	$0.08	$0.43
Net income attributable to GCP shareholders(1)	$1.37	$0.64	$0.21
_______________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect not applicable to the periods in which GCP generated a loss from continuing operations.
GCP uses the treasury stock method to compute diluted earnings (loss) per share. During each of the years ended December 31, 2020 and 2019, 0.6 million of anti-dilutive stock awards were excluded from the computation of diluted earnings per share based on the treasury stock method as a result of income from continuing operations generated during the periods. During the year ended December 31, 2018, there were no anti-dilutive shares based on the treasury stock method as a result of a loss from continuing operations incurred during the period then ended. As of December 31, 2018, total outstanding options of 1.5 million and total outstanding RSUs of 0.4 million were excluded from the computation of diluted loss per share.

20. Acquisitions
    The Company did not complete any material acquisitions during the year ended December 31, 2020 and 2019. Please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies" for further discussion regarding the accounting treatment for business acquisitions.

Notes to Consolidated Financial Statements (Continued)
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
At the closing of the acquisition of RIW, a portion of the consideration was placed into escrow which was ascribed to the purchase price and fully released to the sellers subsequent to December 31, 2020 based on the provisions of the related agreement. The escrow was related to the sellers’ satisfaction of indemnity claims and general representations and warranties.
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

Notes to Consolidated Financial Statements (Continued)
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
Other Acquisitions
On May 17, 2017, GCP acquired 100% of the share capital of Stirling Lloyd Plc (the "Stirling Lloyd"), a UK-based global supplier of high-performance liquid waterproofing and coatings products, for total consideration of $91.1 million, net of $16.1 million of cash acquired. During the year ended December 31, 2018, the Company reached a settlement with the sellers of Stirling Lloyd related to certain warranty claims and received $3.1 million of proceeds released from an escrow account as a result of such settlement. The proceeds of $3.1 million were received after finalizing the purchase price allocation and completion of the measurement period. GCP recognized the proceeds in the results of operations during the year ended December 31, 2018, of which $2.6 million was included in "Other (income) expenses, net" in the Consolidated Statements of Operations

Notes to Consolidated Financial Statements (Continued)
21. Discontinued Operations
    On July 3, 2017, the Company completed the sale of Darex to Henkel for $1.06 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the year ended December 31, 2020, the Company completed the final remaining delayed closing in Venezuela which did not result in a gain or a loss recognized during the period then ended. During the year ended December 31, 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain of $7.2 million. During the year ended December 31, 2018, the Company completed the delayed closings in Argentina, Colombia, Peru and China and recorded an after-tax gain of $31.5 million on the sale of the delayed close entities in these countries. Up to the time of the delayed closings, the results of the operations of the Darex business within the delayed close countries are reported as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Operations, with the exception of operations in Venezuela which were deconsolidated during 2017.

As of December 31, 2019, an asset of $0.5 million related to operations in Venezuela and a liability of $0.5 million related to the deferred sale proceeds received on July 3, 2017 were recognized in "Non-current assets held for sale" and “Other current liabilities” in the Consolidated Balance Sheets. During the year ended December 31, 2020, GCP derecognized the entire asset and liability amounts due to completing the delayed closing in Venezuela and recognizing the related sale proceeds. As of December 31, 2020, there were no remaining assets held for sale and no remaining liabilities for the consideration received on July 3, 2017 related to the delayed closings in connection with the sale of Darex.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities recorded during the years ended December 31, 2019, and 2018:

	Year Ended December 31,
(In millions)	2019	2018
Net proceeds included in gain	$12.7	$55.4
Transaction costs	—	—
Net assets derecognized	(3.1)	(11.9)
Gain recognized before income taxes	9.6	43.5
Tax effect of gain recognized	(2.4)	(12.0)
Gain recognized after income taxes	$7.2	$31.5
In connection with the Disposition and the related gain, as noted above, the Company recorded tax expense of $2.4 million and $12.0 million, respectively, within discontinued operations during the years ended December 31, 2019 and 2018.
In connection with the Disposition, the Company and Henkel also entered into a Transition Services Agreement pursuant to which Henkel and the Company were to provide various services to each other in connection with the transition of the Darex business to Henkel. The services were related to real estate, information technology, accounts payable, payroll and other finance functions, as well as administrative services and covered various periods up to 36 months following the closing date. The services substantially ended during the year ended December 31, 2018. The charges for such services generally allow the servicing party to recover all out-of-pocket costs and expenses and are recorded in "Other (income) expenses, net" in the Consolidated Statements of Operations.
Additionally, in connection with the Disposition, the Company and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold in order to manufacture and prepare for shipping certain products related to product lines that the Company continues to own. The agreement expires in June 2024.

Notes to Consolidated Financial Statements (Continued)
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. As of December 31, 2020 and 2019, GCP has recorded an indemnification payable of $0.6 million and $0.9 million, respectively, as a result of the Disposition.
The following table sets forth the components of "(Loss) income from discontinued operations, net of income taxes" in the Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net sales	$—	$—	$15.7
Cost of goods sold	—	—	15.9
Gross profit	—	—	(0.2)
Selling, general and administrative expenses	0.4	1.6	5.8
Restructuring expenses and asset impairments	(0.1)	0.3	0.4
Gain on sale of business	—	(9.6)	(43.5)
Other expenses (income), net	0.1	0.1	(4.1)
(Loss) income from discontinued operations before income taxes	(0.4)	7.6	41.2
Benefit (provision) for income taxes	0.1	(1.9)	(9.9)
(Loss) income from discontinued operations, net of income taxes	$(0.3)	$5.7	$31.3

Notes to Consolidated Financial Statements (Continued)
22. Revisions of Previously Issued Consolidated Financial Statements
As described in Note 1, “Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies,” in connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified freight expense accrual and other errors in its previously filed 2019 and 2018 annual consolidated financial statements and unaudited quarterly consolidated financial statements for the first three quarterly periods of 2020 and each of the quarterly periods of 2019.
The Company has corrected the immaterial errors by revising previously filed 2019 and 2018 annual consolidated financial statements in connection with the filing of this 2020 Annual Report on Form 10-K. The following tables present the impact of the revisions on the previously filed 2019 and 2018 annual consolidated financial statements to correct the prior period errors. Additionally, please refer to Note 23, “Quarterly Financial Information (Unaudited),” for the impact of these revisions on each of the quarterly periods.

GCP Applied Technologies Inc. Consolidated Statements of Operations
	Year Ended December 31, 2019
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$1,013.5	$—	$1,013.5
Cost of goods sold	630.4	(0.6)	629.8
Gross profit	383.1	0.6	383.7
Selling, general and administrative expenses	273.0	(0.2)	272.8
Research and development expenses	18.4	—	18.4
Interest expense and related financing costs	22.7	—	22.7
Repositioning expenses	20.4	—	20.4
Restructuring expenses and asset write offs	9.9	—	9.9
Other expenses, net	4.3	—	4.3
Total costs and expenses	348.7	(0.2)	348.5
Income from continuing operations before income taxes	34.4	0.8	35.2
Benefit from income taxes	6.6	(0.6)	6.0
Income from continuing operations	41.0	0.2	41.2
Income from discontinued operations, net of income taxes	5.7	—	5.7
Net income	46.7	0.2	46.9
Less: Net income attributable to noncontrolling interests	(0.4)	—	(0.4)
Net income attributable to GCP shareholders	$46.3	$0.2	$46.5
Amounts Attributable to GCP Shareholders:
Income from continuing operations attributable to GCP shareholders	$40.6	$0.2	$40.8
Income from discontinued operations, net of income taxes	5.7	—	5.7
Net income attributable to GCP shareholders	$46.3	$0.2	$46.5
Earnings Per Share Attributable to GCP Shareholders:
Basic earnings per share:
Income from continuing operations attributable to GCP shareholders	$0.56	$—	$0.56
Income from discontinued operations, net of income taxes	$0.08	$—	$0.08
Net income attributable to GCP shareholders	$0.64	$—	$0.64
Weighted average number of basic shares	72.6	—	72.6
Diluted earnings per share:
Income from continuing operations attributable to GCP shareholders	$0.56	$—	$0.56
Income from discontinued operations, net of income taxes	$0.08	$—	$0.08
Net income attributable to GCP shareholders	$0.64	$—	$0.64
Weighted average number of diluted shares	72.9	—	72.9

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc. Consolidated Statements of Comprehensive Income
	Year Ended December 31, 2019
(In millions)	As Previously Reported	Adjustments	As Revised
Net income	$46.7	$0.2	$46.9
Other comprehensive income:
Defined benefit pension and other postretirement plans, net of income taxes	(0.5)	—	(0.5)
Currency translation adjustments, net of income taxes	3.6	—	3.6
Loss from hedging activities, net of income taxes	(0.1)	—	(0.1)
Total other comprehensive income	3.0	—	3.0
Comprehensive income	49.7	0.2	49.9
Less: Comprehensive income attributable to noncontrolling interests	(0.4)	—	(0.4)
Comprehensive income attributable to GCP shareholders	$49.3	$0.2	$49.5

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc. Consolidated Balance Sheets
	As of Year Ended December 31, 2019
(In millions, except par value and shares)	As Previously Reported	Adjustments	As Revised
ASSETS
Current Assets
Cash and cash equivalents	$325.0	$—	$325.0
Trade accounts receivable (net of allowances of $7.5 million)	183.7	—	183.7
Inventories, net	95.9	—	95.9
Other current assets	43.7	(0.5)	43.2
Total Current Assets	648.3	(0.5)	647.8
Properties and equipment, net	245.3	(0.3)	245.0
Operating lease right-of-use assets	29.3	—	29.3
Goodwill	208.9	—	208.9
Technology and other intangible assets, net	80.7	—	80.7
Deferred income taxes	26.1	—	26.1
Overfunded defined benefit pension plans	25.0	—	25.0
Other assets	38.0	—	38.0
Non-current assets held for sale	0.5	—	0.5
Total Assets	$1,302.1	$(0.8)	$1,301.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2.7	$—	$2.7
Operating lease obligations payable within one year	8.1	—	8.1
Accounts payable	88.4	—	88.4
Other current liabilities	113.6	(0.7)	112.9
Total Current Liabilities	212.8	(0.7)	212.1
Debt payable after one year	346.5	—	346.5
Operating lease obligations	21.6	—	21.6
Income taxes payable	41.4	—	41.4
Deferred income taxes	13.1	—	13.1
Unrecognized tax benefits	42.2	—	42.2
Underfunded and unfunded defined benefit pension plans	67.5	—	67.5
Other liabilities	15.9	—	15.9
Total Liabilities	761.0	(0.7)	760.3
Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $0.01; 50,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 72,850,268	0.7	—	0.7
Paid-in capital	53.4	—	53.4
Accumulated earnings	610.2	(0.1)	610.1
Accumulated other comprehensive loss	(117.0)	—	(117.0)
Treasury stock	(8.6)	—	(8.6)
Total GCP Stockholders' Equity	538.7	(0.1)	538.6
Noncontrolling interests	2.4	—	2.4
Total Stockholders' Equity	541.1	(0.1)	541.0
Total Liabilities and Stockholders' Equity	$1,302.1	$(0.8)	$1,301.3

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc. Consolidated Statements of Stockholders' Equity
(In millions)	As Previously Reported	Adjustments	As Revised
Total Stockholders' Equity:
Balance, December 31, 2018	$481.4	$(0.3)	$481.1
Net income	46.7	0.2	46.9
Issuance of common stock in connection with stock plans	—	—	—
Share-based compensation	6.2	—	6.2
Exercise of stock options	7.6	—	7.6
Share repurchases	(3.8)	—	(3.8)
Other comprehensive income	3.0	—	3.0
Balance, December 31, 2019	$541.1	$(0.1)	$541.0

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc. Consolidated Statements of Cash Flows
	Year Ended December 31, 2019
(In millions)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net income	$46.7	$0.2	$46.9
Less: Income from discontinued operations	5.7	—	5.7
Income from continuing operations	41.0	0.2	41.2
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	43.2	—	43.2
Amortization of debt discount and financing costs	1.4	—	1.4
Unrealized loss on foreign currency	0.1	—	0.1
Stock-based compensation expense	6.2	—	6.2
Gain on termination and curtailment of pension and other postretirement benefit plans	(1.2)	—	(1.2)
Deferred income taxes	(19.3)	0.6	(18.7)
Gain on disposal of property and equipment	(0.7)	—	(0.7)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	13.1	—	13.1
Inventories	13.9	—	13.9
Accounts payable	(26.8)	—	(26.8)
Pension assets and liabilities, net	18.9	—	18.9
Other assets and liabilities, net	(11.8)	(1.1)	(12.9)
Net cash provided by operating activities from continuing operations	78.0	(0.3)	77.7
Net cash used in operating activities from discontinued operations	(13.7)	—	(13.7)
Net cash provided by operating activities	64.3	(0.3)	64.0
INVESTING ACTIVITIES
Capital expenditures	(61.6)	0.3	(61.3)
Other investing activities	0.5	—	0.5
Net cash used in investing activities from continuing operations	(61.1)	0.3	(60.8)
Net cash used in investing activities from discontinued operations	(0.4)	—	(0.4)
Net cash used in investing activities	(61.5)	0.3	(61.2)
FINANCING ACTIVITIES
Repayments under credit arrangements	(7.6)	—	(7.6)
Payments of tax withholding obligations related to employee equity awards	(3.8)	—	(3.8)
Proceeds from exercise of stock options	7.6	—	7.6
Payments on finance lease obligations	(0.8)	—	(0.8)
Other financing activities	(0.4)	—	(0.4)
Net cash used in financing activities from continuing operations	(5.0)	—	(5.0)
Effect of currency exchange rate changes on cash and cash equivalents	1.1	—	1.1
Decrease in cash and cash equivalents	(1.1)	—	(1.1)
Cash and cash equivalents, beginning of period	326.1	—	326.1
Cash and cash equivalents, end of period	$325.0	$—	$325.0
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$12.7	$—	$12.7
Cash paid for interest on note and credit arrangements	$19.9	$—	$19.9
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$5.7	$—	$5.7

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc. Consolidated Statements of Operations
	Year Ended December 31, 2018
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$1,125.4	$—	$1,125.4
Cost of goods sold	715.5	(0.2)	715.3
Gross profit	409.9	0.2	410.1
Selling, general and administrative expenses	289.1	0.5	289.6
Research and development expenses	20.2	—	20.2
Interest expense and related financing costs	92.4	—	92.4
Repositioning expenses	9.6	—	9.6
Restructuring expenses and asset write offs	14.8	—	14.8
Other income, net	(26.7)	—	(26.7)
Total costs and expenses	399.4	0.5	399.9
Income from continuing operations before income taxes	10.5	(0.3)	10.2
Provision for income taxes	(26.3)	—	(26.3)
Loss from continuing operations	(15.8)	(0.3)	(16.1)
Income from discontinued operations, net of income taxes	31.3	—	31.3
Net income	15.5	(0.3)	15.2
Less: Net income attributable to noncontrolling interests	(0.3)	—	(0.3)
Net income attributable to GCP shareholders	$15.2	$(0.3)	$14.9
Amounts Attributable to GCP Shareholders:
Loss from continuing operations attributable to GCP shareholders	$(16.1)	$(0.3)	$(16.4)
Income from discontinued operations, net of income taxes	31.3	—	31.3
Net income attributable to GCP shareholders	$15.2	$(0.3)	$14.9
(Loss) Earnings Per Share Attributable to GCP Shareholders:
Basic (loss) earnings per share:
Loss from continuing operations attributable to GCP shareholders	$(0.22)	$(0.01)	$(0.23)
Income from discontinued operations, net of income taxes	$0.43	$—	$0.43
Net income attributable to GCP shareholders(1)	$0.21	$—	$0.21
Weighted average number of basic shares	72.1	$—	72.1
Diluted (loss) earnings per share:(2)
Loss from continuing operations attributable to GCP shareholders	$(0.22)	$(0.01)	$(0.23)
Income from discontinued operations, net of income taxes	$0.43	$—	$0.43
Net income attributable to GCP shareholders(1)	$0.21	$—	$0.21
Weighted average number of diluted shares	72.1	$—	72.1

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Loss
	Year Ended December 31, 2018
(In millions)	As Previously Reported	Adjustments	As Revised
Net income	$15.5	$(0.3)	$15.2
Other comprehensive loss:
Defined benefit pension and other postretirement plans, net of income taxes	(2.6)	—	(2.6)
Currency translation adjustments	(31.8)	—	(31.8)
Gain from hedging activities, net of income taxes	0.1	—	0.1
Total other comprehensive loss	(34.3)	—	(34.3)
Comprehensive loss	(18.8)	(0.3)	(19.1)
Less: Comprehensive income attributable to noncontrolling interests	(0.3)	—	(0.3)
Comprehensive loss attributable to GCP shareholders	$(19.1)	$(0.3)	$(19.4)

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity
	Year Ended December 31, 2018
(In millions)	As Previously Reported	Adjustments	As Revised
Balance, December 31, 2017	$492.0	$—	$492.0
Net income	15.5	(0.3)	15.2
Issuance of common stock in connection with stock plans	—	—	—
Share-based compensation	4.2	—	4.2
Exercise of stock options	5.5	—	5.5
Share repurchases	(1.4)	—	(1.4)
Other comprehensive loss	(34.3)	—	(34.3)
Dividends and other changes in noncontrolling interest	(0.1)	—	(0.1)
Balance, December 31, 2018	$481.4	$(0.3)	$481.1

Notes to Consolidated Financial Statements (Continued)

GCP Applied Technologies Inc. Consolidated Statements of Cash Flows
	Year Ended December 31, 2018
(In millions)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net income	$15.5	$(0.3)	$15.2
Less: Income from discontinued operations	31.3	—	31.3
Loss from continuing operations	(15.8)	(0.3)	(16.1)
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	42.0	—	42.0
Amortization of debt discount and financing costs	1.6	—	1.6
Unrealized loss on foreign currency	0.6	—	0.6
Stock-based compensation expense	3.7	—	3.7
Gain on termination and curtailment of pension and other postretirement benefit plans	(0.2)	—	(0.2)
Deferred income taxes	3.2	—	3.2
Loss on debt refinancing	59.8	—	59.8
Gain on disposal of property and equipment	(0.9)	—	(0.9)
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	9.3	(0.3)	9.0
Inventories	(7.8)	—	(7.8)
Accounts payable	(9.7)	—	(9.7)
Pension assets and liabilities, net	(7.0)	—	(7.0)
Other assets and liabilities, net	(3.4)	0.6	(2.8)
Net cash provided by operating activities from continuing operations	75.4	—	75.4
Net cash used in operating activities from discontinued operations	(133.0)	—	(133.0)
Net cash used in operating activities	(57.6)	—	(57.6)
INVESTING ACTIVITIES
Capital expenditures	(55.0)	—	(55.0)
Businesses acquired, net of cash acquired	(29.5)	—	(29.5)
Other investing activities	(2.4)	—	(2.4)
Net cash used in investing activities from continuing operations	(86.9)	—	(86.9)
Net cash provided by investing activities from discontinued operations	0.1	—	0.1
Net cash used in by investing activities	(86.8)	—	(86.8)
FINANCING ACTIVITIES
Borrowings under credit arrangements	56.3	—	56.3
Repayments under credit arrangements	(69.6)	—	(69.6)
Proceeds from issuance of long term note obligations	350.0	—	350.0
Repayments of long term note obligations	(578.3)	—	(578.3)
Cash paid for debt financing costs	(6.9)	—	(6.9)
Payments of tax withholding obligations related to employee equity awards	(1.4)	—	(1.4)
Proceeds from exercise of stock options	5.5	—	5.5
Noncontrolling interest dividend	(0.1)	—	(0.1)
Other financing activities	(2.8)	—	(2.8)
Net cash used in by financing activities	(247.3)	—	(247.3)
Effect of currency exchange rate changes on cash and cash equivalents	(3.7)	—	(3.7)
Decrease in cash and cash equivalents	(395.4)	—	(395.4)
Cash and cash equivalents, beginning of period	721.5	—	721.5
Cash and cash equivalents, end of period	$326.1	$—	$326.1
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$23.1	$—	$23.1
Cash paid for interest on note and credit arrangements	$46.3	$—	$46.3
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$10.3	$—	$10.3

Notes to Consolidated Financial Statements (Continued)
23. Quarterly Financial Information (Unaudited)
The amounts presented below reflect the revisions to previously filed unaudited interim consolidated financial data to correct immaterial prior period errors as discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies” and Note 22, “Revisions of Previously Issued Consolidated Financial Statements”. The revisions to the 2020 first, second and third quarterly unaudited interim consolidated financial statements, including the correction of the previously issued unaudited Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and related footnote disclosures, will be made in connection with the Company's future filings of its unaudited interim consolidated financial statements on Form 10-Q in 2021.

	Three Months Ended,				Year Ended,
(In millions, except per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020 (1)	December 31, 2020	December 31, 2020

Net sales	$216.7	$195.4	$248.4	$242.7	$903.2
Gross profit	82.8	77.4	101.8	95.9	357.9
Net income (loss)	1.8	(0.6)	100.1	(0.6)	100.7
Income (loss) from continuing operations attributable to GCP shareholders	2.0	(0.7)	100.0	(0.8)	100.5
Loss (income) from discontinued operations, net of income taxes:	(0.3)	—	(0.1)	0.1	(0.3)
Net income (loss) attributable to GCP shareholders	$1.7	$(0.7)	$99.9	$(0.7)	$100.2
Earnings (loss) per share attributable to GCP shareholders
Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to GCP shareholders	$0.03	$(0.01)	$1.37	$(0.01)	$1.38
Loss (income) from discontinued operations, net of income taxes:	$—	$—	$—	$—	$—
Net income (loss) attributable to GCP shareholders	$0.02	$(0.01)	$1.37	$(0.01)	$1.37
Diluted earnings (loss) per share(2):
Income (loss) from continuing operations attributable to GCP shareholders	$0.03	$(0.01)	$1.37	$(0.01)	$1.37
Loss (income) from discontinued operations, net of income taxes:	$—	$—	$—	$—	$—
Net income (loss) attributable to GCP shareholders	$0.02	$(0.01)	$1.36	$(0.01)	$1.37
________________________________
(1)During the three months ended September 30, 2020, GCP recognized a gain of $110.2 million on the sale of its corporate headquarters. Please refer to Note 6, "Lessee Arrangements" for further information on this transaction.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended,				Year Ended,
(In millions, except per share amounts)	March 31, 2019(1)(2)	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019

Net sales	$226.1	$262.2	$266.9	$258.3	$1,013.5
Gross profit	82.0	98.8	104.8	98.1	383.7
Net income	21.2	2.9	16.3	6.5	46.9
Income from continuing operations attributable to GCP shareholders	14.2	3.4	16.6	6.6	40.8
Income (loss) from discontinued operations, net of income taxes:	6.8	(0.5)	(0.4)	(0.2)	5.7
Net income attributable to GCP shareholders	$21.0	$2.9	$16.2	$6.4	$46.5
Earnings (loss) per share attributable to GCP shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.20	$0.05	$0.23	$0.09	$0.56
Income (loss) from discontinued operations, net of income taxes	$0.09	$(0.01)	$(0.01)	$—	$0.08
Net income attributable to GCP shareholders	$0.29	$0.04	$0.22	$0.09	$0.64
Diluted earnings (loss) per share(3):
Income from continuing operations attributable to GCP shareholders	$0.20	$0.05	$0.23	$0.09	$0.56
Income (loss) from discontinued operations, net of income taxes	$0.09	$(0.01)	$(0.01)	$—	$0.08
Net income attributable to GCP shareholders	$0.29	$0.04	$0.22	$0.09	$0.64
(1)During the three months ended March 31, 2019, GCP recognized a tax benefit of $20.2 million from the release of an uncertain tax position due to the finalization of the Transition Tax regulations issued in January 2019.
(2)During the three months ended March 31, 2019, GCP recognized an after tax gain of $7.2 million on the sale of the delayed close entity in Indonesia related to Darex. Please refer to Note 21, "Discontinued Operations" for further information on these transactions.
(3)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations. Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.
The following tables set forth the effects of the revisions of previously issued unaudited quarterly consolidated financial data to correct the prior period errors, as discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies” and Note 22, “Revisions of Previously Issued Consolidated Financial Statements”:

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2020
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$248.4	$—	$248.4
Gross profit	101.4	0.4	101.8
Net income	99.6	0.5	100.1
Income from continuing operations attributable to GCP shareholders	99.5	0.5	100.0
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.1)
Net income attributable to GCP shareholders	$99.4	$0.5	$99.9
Earnings (loss) per share attributable to GCP shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$1.36	$0.01	$1.37
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders	$1.36	$0.01	$1.37
Diluted earnings (loss) per share:
Income from continuing operations	$1.36	$0.01	$1.37
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders	$1.36	$—	$1.36

	Three Months Ended June 30, 2020
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$195.4	$—	$195.4
Gross profit	76.4	1.0	77.4
Net loss	(1.2)	0.6	(0.6)
Loss from continuing operations attributable to GCP shareholders	(1.3)	0.6	(0.7)
Net loss attributable to GCP shareholders	$(1.3)	$0.6	$(0.7)
Earnings (loss) per share attributable to GCP shareholders
Basic loss per share:
Loss from continuing operations attributable to GCP shareholders	$(0.02)	$0.01	$(0.01)
Net loss attributable to GCP shareholders	$(0.02)	$0.01	$(0.01)
Diluted loss per share:
Loss from continuing operations attributable to GCP shareholders	$(0.02)	$0.01	$(0.01)
Net loss attributable to GCP shareholders	$(0.02)	$0.01	$(0.01)

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2020
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$216.7	$—	$216.7
Gross profit	81.9	0.9	82.8
Net income	1.2	0.6	1.8
Income from continuing operations attributable to GCP shareholders	1.4	0.6	2.0
Loss from discontinued operations, net of income taxes	(0.3)	—	(0.3)
Net income attributable to GCP shareholders	$1.1	$0.6	$1.7
Earnings (loss) per share attributable to GCP shareholders
Basic earnings per share:
Income from continuing operations attributable to GCP shareholders	$0.02	$0.01	$0.03
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders	$0.02	$—	$0.02
Diluted earnings per share:
Income from continuing operations attributable to GCP shareholders	$0.02	$0.01	$0.03
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders	$0.02	$—	$0.02

	Three Months Ended December 31, 2019
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$258.3	$—	$258.3
Gross profit	96.8	1.3	98.1
Net income	5.8	0.7	6.5
Income from continuing operations attributable to GCP shareholders	5.9	0.7	6.6
Loss from discontinued operations, net of income taxes	(0.2)	—	(0.2)
Net income attributable to GCP shareholders	$5.7	$0.7	$6.4
Earnings (loss) per share attributable to GCP shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.08	$0.01	$0.09
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders	$0.08	$0.01	$0.09
Diluted earnings (loss) (loss per share:
Income from continuing operations attributable to GCP shareholders	$0.08	$0.01	$0.09
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders	$0.08	$0.01	$0.09

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2019
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$266.9	$—	$266.9
Gross profit	105.1	(0.3)	104.8
Net income	16.7	(0.4)	16.3
Income from continuing operations attributable to GCP shareholders	17.0	(0.4)	16.6
Loss from discontinued operations, net of income taxes	(0.4)	—	(0.4)
Net income attributable to GCP shareholders	$16.6	$(0.4)	$16.2
Earnings (loss) per share attributable to GCP shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.23	$—	$0.23
Loss from discontinued operations, net of income taxes	$(0.01)	$—	$(0.01)
Net income attributable to GCP shareholders	$0.23	$(0.01)	$0.22
Diluted earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.23	$—	$0.23
Loss from discontinued operations, net of income taxes	$(0.01)	$—	$(0.01)
Net income attributable to GCP shareholders	$0.23	$(0.01)	$0.22

	Three Months Ended June 30, 2019
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$262.2	$—	$262.2
Gross profit	99.0	(0.2)	98.8
Net income	2.6	0.3	2.9
Income from continuing operations attributable to GCP shareholders	3.1	0.3	3.4
Loss from discontinued operations, net of income taxes	(0.5)	—	(0.5)
Net income attributable to GCP shareholders	$2.6	$0.3	$2.9
Earnings (loss) per share attributable to GCP shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.04	$0.01	$0.05
Loss from discontinued operations, net of income taxes	$(0.01)	$—	$(0.01)
Net income attributable to GCP shareholders	$0.04	$—	$0.04
Diluted earnings (loss) per share:
Income from continuing operations	$0.04	$0.01	$0.05
Loss from discontinued operations, net of income taxes	$(0.01)	$—	$(0.01)
Net income attributable to GCP shareholders	$0.04	$—	$0.04

Notes to Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2019
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$226.1	$—	$226.1
Gross profit	82.2	(0.2)	82.0
Net income	21.6	(0.4)	21.2
Income from continuing operations attributable to GCP shareholders	14.6	(0.4)	14.2
Income from discontinued operations, net of income taxes	6.8	—	6.8
Net income attributable to GCP shareholders	$21.4	$(0.4)	$21.0
Earnings (loss) per share attributable to GCP shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$0.20	$—	$0.20
Income from discontinued operations, net of income taxes	$0.09	$—	$0.09
Net income attributable to GCP shareholders	$0.30	$(0.01)	$0.29
Diluted earnings (loss) per share:
Income from continuing operations	$0.20	$—	$0.20
Income from discontinued operations, net of income taxes	$0.09	$—	$0.09
Net income attributable to GCP shareholders	$0.29	$—	$0.29

GCP APPLIED TECHNOLOGIES AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

For the Year Ended December 31, 2020

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$7.5	0.9	(1.4)	—	$7.0
Inventory obsolescence reserve	$3.8	5.8	(4.5)	—	$5.1
Valuation allowance for deferred tax assets	$17.2	1.6	(0.5)	(2.0)	$16.3
___________________________________________________________________________________________________________________
(1)Various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2019

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net(1)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$5.8	3.5	(1.7)	(0.1)	$7.5
Inventory obsolescence reserve	$2.7	5.5	(4.4)	—	$3.8
Valuation allowance for deferred tax assets	$18.5	2.3	(1.3)	(2.3)	$17.2
___________________________________________________________________________________________________________________
(1)Various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2018

	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Other, net(2)	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$5.7	1.6	(1.1)	(0.4)	$5.8
Inventory obsolescence reserve	$2.4	5.0	(4.7)	—	$2.7
Valuation allowance for deferred tax assets	$23.9	6.8	(10.8)	(1.4)	$18.5
___________________________________________________________________________________________________________________
(1)Deductions from valuation allowance for deferred tax assets include $10.6 million related to the forfeiture of the Company’s 2017 Japan net operating loss resulting from the sale of Darex Japan.
(2)Various miscellaneous adjustments against reserves and effects of currency translation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2020.
During the 2020 financial close process, the finance and accounting team identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not consistently maintain a sufficient complement of professionals with an appropriate degree of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses:
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries. This material weakness resulted in the revisions of our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and our quarterly condensed consolidated financial information for the first three quarters of the year ended December 31, 2020 and for each of the quarters in the year ended December 31, 2019.
•We did not design and maintain effective controls over the completeness and accuracy of price and quantity information for revenue recognition. Specifically, we did not design and maintain effective controls to verify sales orders are approved and validated against agreements with customers. The timeliness, level of precision, and appropriate segregation of duties in our review processes over revenue transactions was not sufficient to timely identify and correct potential misstatements. This material weakness did not result in misstatements to our interim or annual financial statements.

•We did not design and maintain effective controls over certain information technology (“IT”) general controls for our online order entry system which processed approximately 7% of net sales in 2020. Specifically, we did not (i) design and maintain program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) design and maintain user access controls to ensure appropriate segregation of duties and that adequately restrict user access and data to appropriate personnel; and (iii) design and maintain computer operations controls to ensure that a critical interface was monitored. This material weakness did not result in misstatements to our interim or annual financial statements.
Additionally, these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financials that would not be prevented or detected.
Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as described above in Management’s Report on Internal Control over Financial Reporting under Item 308 of Regulation S-K.
Remediation Activities
During 2020, as part of other changes in the senior management at the Company, the Company named a new chief financial officer in August, and hired a new chief accounting officer in October, and additional members of the finance and accounting team. During the 2020 year end close process, with this reorganization in accounting, the team completed a review of the Company’s accounting policies and controls and discovered that certain internal controls were not effective. Based upon the evaluation and as a result of the material weaknesses noted above, the principal executive officer, principal financial officer and principal accounting officer concluded that our internal control over financial reporting is not effective as of December 31, 2020.
The revenue recognition and IT remediation will include:
•Redesigning and maintaining effective controls over the completeness and accuracy of price and quantity information as compared to agreements with customers that is used for revenue recognition. This will include appropriate IT access, interface and change controls over our online order entry system, segregation of duties and enhanced sales order review processes.
The close process remediation will include:
•Redesigning and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
Management will report regularly to the Audit Committee regarding the status of the implementation activities and continue to review and make necessary changes to the overall design of the Company’s internal control environment to improve the overall effectiveness of internal control over financial reporting. Management believes the measures described above and others that will be implemented will remediate the material weaknesses identified and strengthen the Company’s internal control over financial reporting. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of our Board of Directors will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders ("2021 Proxy Statement") under the captions “Proposal One: Election of Directors” and “Corporate Governance” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant." The information contained in the 2021 Proxy Statement under the captions “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and ”Corporate Governance - Audit Committee” is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics will be contained in our 2021 Proxy Statement under the caption “Corporate Governance-Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors will be contained in our 2021 Proxy Statement under the caption “Corporate Governance - Director Nomination Process; Shareholder Recommendations for Director Nominees” and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
This information will be contained in our 2021 Proxy Statement under the captions “Executive Compensation” and “Corporate Governance - Director Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table provides certain information as of December 31, 2020 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,538,190	$23.91	7,660,736
Equity compensation plans not approved by security holders (GCP Applied Technologies Inc. 2020 Inducement Plan)	531,476	20.96	468,524
Total	2,069,666	$23.03	8,129,260
__________________________
(1)Under the Equity and Incentive Plan, there are 910,850 shares of GCP common stock to be issued upon the exercise of outstanding options, 465,558 shares to be issued upon completion of the performance period for stock-settled PBUs, based on achievement against the performance targets for PBUs granted during the year ended December 31, 2018, and the maximum number of shares that could be earned with respect to PBUs granted during the years ended December 31, 2020 and 2019, and 161,782 shares to be issued upon completion of the vesting period for stock-settled restricted stock unit awards (“RSUs”). Under the GCP Applied Technologies Inc. 2020 Inducement Plan, there are 388,348 shares of GCP common stock to be issued upon the exercise of outstanding options and 143,128 shares to be issued upon completion of the vesting period for stock-settled RSUs. Please refer to Note 17, "Stock Incentive Plans," in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K for additional information regarding the GCP Applied Technologies Inc. 2020 Inducement Plan.
(2)The calculation of weighted-average exercise price does not include outstanding PBUs and RSUs.

The additional information regarding security ownership of certain beneficial owners, as well as for directors and executive officers will be contained in our 2021 Proxy Statement under the caption “Other Information - Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information will be contained in our 2021 Proxy Statement under the captions “Other Information - Transactions with Related Persons,” “Proposal One: Election of Directors” and “Corporate Governance - Number and Independence of Directors” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information will be contained in our 2021 Proxy Statement under the caption “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules.
(1) and (2)    The required information is set forth in Item 8—"Financial Statements and Supplementary Data."
    (3)        Exhibit Index:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W.R. Grace & CO., W.R. Grace & Co. - Conn., and GCP Applied Technologies Inc.	8-K	2.1	1/28/16
2.2	Amended and Restated Stock and Asset Purchase Agreement dated as of June 30, 2017, between GCP Applied Technologies Inc. and Henkel AG & Co. KGaA.	8-K	2.1	7/3/17
3.1	Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc., dated February 3, 2016.	8-K	3.1	2/4/16
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc. dated May 3, 2018	8-K	3.1	5/3/18
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of GCP Applied Technologies Inc.	8-K	3.1	3/15/19
3.4	Amended and Restated Bylaws of GCP Applied Technologies Inc. effective as of May 3, 2018.	8-K	3.2	5/3/18
4.1	Indenture, dated as of April 10, 2018, among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	4/10/18
4.2	Form of 5.500% Note due 2026 (included as Exhibit A to Exhibit 4.1).	8-K	4.2	4/10/18
4.3	Rights Agreement, dated as of March 15, 2019, between GCP Applied Technologies Inc. and Equiniti Trust Company, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	4.1	3/15/19
4.4	First Amendment to Rights Agreement, dated as of March 13, 2020, between GCP Applied Technologies Inc. and Equiniti Trust Company	8-K	4.1	3/13/20
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.4	2/27/20
10.1	Tax Sharing Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.1	1/28/16
10.2	Employee Matters Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.2	1/28/16
10.3	Transition Services Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.3	1/28/16
10.4	Cross-License Agreement, dated January 27, 2016, by and among GCP Applied Technologies Inc., W.R. Grace & Co. - Conn. and Grace GmbH & Co. KG.	8-K	10.4	1/28/16
10.5	Grace Transitional License Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.5	1/28/16

		Incorporated by Reference
10.6	Credit Agreement, dated February 3, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, Grace NV, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	2/4/16
10.7	First Amendment to Credit Agreement, dated August 25, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, GCP Applied Technologies NV (Formerly Grace NV), the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	8/25/16
10.8	Second Amendment to Credit Agreement, dated as of April 10, 2018, by and among GCP Applied Technologies Inc., GCP Applied Technologies (UK) Limited, GCP Applied Technologies N.V., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.	8-K	10.1	4/10/18
10.9	GCP Applied Technologies Inc. 2016 Stock Incentive Plan.*	8-K	10.5	2/4/16
10.10	Severance Plan for Leadership Team Officers of GCP Applied Technologies Inc.*	8-K	10.2	2/4/16
10.11	GCP Applied Technologies Inc. Supplemental Executive Retirement Plan.*	10-K	10.10	3/2/17
10.12	GCP Applied Technologies Inc. Executive Salary Protection Plan.*	8-K	10.3	2/4/16
10.13	Form of GCP Applied Technologies Inc. Change in Control Severance Agreement.*	8-K	10.4	2/4/16
10.14	GCP Applied Technologies Inc. Executive Annual Incentive Compensation Plan.*	10-K	10.11	3/30/16
10.15	Form of 2014 Nonstatutory Stock Option Agreement.*	S-8	4.4	1/28/16
10.16	Form of 2015 Nonstatutory Stock Option Agreement.*	S-8	4.5	1/28/16
10.17	Form of 2015 Restricted Stock Unit Agreement.*	S-8	4.6	1/28/16
10.18	Form of Leadership Grant Nonstatutory Stock Option Agreement.*	8-K	10.2	2/11/16
10.19	Form of Leadership Grant Restricted Stock Unit Agreement.*	8-K	10.1	2/11/16
10.20	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-K	10.17	3/30/16
10.21	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-K	10.18	3/30/16
10.22	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-K	10.19	3/30/16
10.23	GCP Applied Technologies Inc. Equity and Incentive Plan as amended and restated on February 28, 2017*	8-K	10.1	5/5/17
10.24	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-Q	10.1	5/9/17
10.25	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-Q	10.2	5/9/17
10.26	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-Q	10.3	5/9/17
10.27	GCP Applied Technologies 2020 Inducement Plan*	S-8	99.1	10/1/20
10.29	Employment Agreement between GCP Applied Technologies Inc. and Simon Bates, dated as of September 11, 2020*	8-K	10.1	9/14/20
10.30	Form of GCP Applied Technologies Inc. Change in Control Agreement for Executive Officers appointed on or after September 18, 2019.	10-K	10.32	2/27/20
10.31	GCP Applied Technologies Inc. Form of Change in Control Severance Agreement for Executive Officers appointed on or after January 18, 2021*			Filed herewith
10.32	GCP Applied Technologies Inc. Amended and Restated Equity Incentive Plan*	10-Q	10.4	11/6/20
10.33	Real Estate Purchase and Sale Agreement by and between GCP Applied Technologies Inc. and IQHQ, L.P. with an effective date of July 2, 2020	8-K	10.1	7/8/20

Incorporated by Reference
10.34	Lease, by and between GCP Applied Technologies Inc. and IQHQ-Alewife, LLC, with an effective date of July 31, 2020	10-Q	10.2	11/6/20
21	List of Subsidiaries of GCP Applied Technologies Inc.			Filed herewith
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.			Filed herewith
32
Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)			Filed herewith
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

GCP Applied Technologies Inc. (Registrant)

By:	/s/ SIMON M. BATES
Simon M. Bates President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CRAIG A. MERRILL
Craig A. Merrill Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ JAMES M. WADDELL
James M. Waddell Vice President and Chief Accounting Officer (Principal Accounting Officer)
Dated: March 8, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2021.

/s/ SIMON M. BATES	President and Chief Executive Officer (Principal Executive Officer)
(Simon M. Bates)

/s/ CRAIG A. MERRILL	Vice President and Chief Financial Officer (Principal Financial Officer)
(Craig A. Merrill)

/s/ JAMES M. WADDELL	Vice President and Chief Accounting Officer (Principal Accounting Officer)
(James M. Waddell)

/s/ MARRAN H. OGILVIE	Director
(Marran H. Ogilvie)

/s/ CLAY H. KIEFABER	Director
(Clay H. Kiefaber)

/s/ PETER A. FELD	Non-Executive Chairman of the Board
(Peter A. Feld)

/s/ JANET P. GIESSELMAN	Director
(Janet P. Giesselman)

/s/ ARMAND F. LAUZON	Director
(Armand F. Lauzon)

/s/ LINDA J. WELTY	Director
(Linda J. Welty)

/s/ ROBERT H. YANKER	Director
(Robert H. Yanker)

/s/ ANDREW M. ROSS	Director
(Andrew M. Ross)