Form 10-Q
period 2021-06-30
GCP Applied Technologies Inc.
filed 2021-08-05
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-37533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Class	Trading Symbol	Exchange on which registered
Common Stock, $0.01 par value per share	GCP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common Stock, $0.01 par value per share	73,484,008

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net sales	$253.4	$195.4	$476.2	$412.1
Cost of goods sold	160.3	118.0	296.6	251.9
Gross profit	93.1	77.4	179.6	160.2
Selling, general and administrative expenses	64.2	66.0	130.8	134.1
Research and development expenses	4.3	3.7	8.8	8.6
Interest expense and related financing costs	5.6	5.0	11.2	10.7
Repositioning expenses	0.5	1.0	1.8	3.7
Restructuring expenses and asset write offs	6.5	0.4	14.1	3.5
Other income, net	(5.5)	(2.7)	(7.2)	(4.9)
Total costs and expenses	75.6	73.4	159.5	155.7
Income from continuing operations before income taxes	17.5	4.0	20.1	4.5
Provision for income taxes	(7.0)	(4.6)	(8.0)	(3.0)
Income (loss) from continuing operations	10.5	(0.6)	12.1	1.5
Loss from discontinued operations, net of income taxes	(0.2)	—	(0.2)	(0.3)
Net income (loss)	10.3	(0.6)	11.9	1.2
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.2)
Net income (loss) attributable to GCP shareholders	$10.2	$(0.7)	$11.7	$1.0
Amounts Attributable to GCP Shareholders:
Income (loss) from continuing operations attributable to GCP shareholders	10.4	(0.7)	11.9	1.3
Loss from discontinued operations, net of income taxes	(0.2)	—	(0.2)	(0.3)
Net income (loss) attributable to GCP shareholders	$10.2	$(0.7)	$11.7	$1.0
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$0.14	$(0.01)	$0.16	$0.02
Loss from discontinued operations, net of income taxes	$—	$—	$—	$—
Net income (loss) attributable to GCP shareholders(1)	$0.14	$(0.01)	$0.16	$0.01
Weighted average number of basic shares	73.4	72.9	73.2	72.9
Diluted earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$0.14	$(0.01)	$0.16	$0.02
Loss from discontinued operations, net of income taxes	$—	$—	$—	$—
Net income (loss) attributable to GCP shareholders(1)	$0.14	$(0.01)	$0.16	$0.01
Weighted average number of diluted shares	73.5	72.9	73.4	73.0
______________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$10.3	$(0.6)	$11.9	$1.2
Other comprehensive income (loss):
Defined benefit pension and other postretirement plans, net of income taxes	0.1	—	0.1	0.1
Currency translation adjustments, net of income taxes	4.9	4.9	(3.1)	(28.9)
(Loss) gain from hedging activities, net of income taxes	—	(0.1)	—	0.1
Total other comprehensive income (loss)	5.0	4.8	(3.0)	(28.7)
Comprehensive income (loss)	15.3	4.2	8.9	(27.5)
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.2)
Comprehensive income (loss) attributable to GCP shareholders	$15.2	$4.1	$8.7	$(27.7)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Balance Sheets (unaudited)

(In millions, except par value and shares)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$488.9	$482.7
Trade accounts receivable, net of allowance for credit losses of $6.2 million and $7.0 million, respectively	167.7	169.4
Inventories, net	128.3	98.4
Other current assets	46.3	41.2
Total Current Assets	831.2	791.7
Properties and equipment, net	216.8	225.6
Operating lease right-of-use assets	35.1	40.0
Goodwill	214.5	215.0
Technology and other intangible assets, net	66.6	70.9
Deferred income taxes	11.2	9.6
Overfunded defined benefit pension plans	30.4	29.7
Other assets	33.4	35.1
Total Assets	$1,439.2	$1,417.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$2.4	$2.8
Operating lease obligations payable within one year	7.2	8.0
Accounts payable	107.4	87.8
Other current liabilities	116.7	125.8
Total Current Liabilities	233.7	224.4
Debt payable after one year	348.9	348.9
Income taxes payable	23.2	28.4
Deferred income taxes	16.7	14.9
Operating lease obligations	24.7	26.2
Unrecognized tax benefits	41.1	41.0
Underfunded and unfunded defined benefit pension plans	64.4	62.9
Other liabilities	16.8	16.8
Total Liabilities	769.5	763.5
Commitments and Contingencies - Note 10
Stockholders' Equity
Preferred stock, par value $0.01; 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 73,482,394 and 73,082,066, respectively	0.7	0.7
Paid-in capital	70.2	61.9
Accumulated earnings	722.0	710.3
Accumulated other comprehensive loss	(113.5)	(110.5)
Treasury stock	(12.3)	(10.7)
Total GCP's Shareholders' Equity	667.1	651.7
Noncontrolling interests	2.6	2.4
Total Stockholders' Equity	669.7	654.1
Total Liabilities and Stockholders' Equity	$1,439.2	$1,417.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock
(In millions)	Number of Shares(1)	Par Value	Number of Shares(1)	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Stockholders' Equity
Balance, December 31, 2019	73.2	$0.7	0.3	$(8.6)	$53.4	$610.1	$(117.0)	$2.4	$541.0
Net income	—	—	—	—	—	1.0	—	0.2	1.2
Issuance of common stock in connection with stock plans(1)	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.8	—	—	—	2.8
Exercise of stock options (1)	—	—	—	—	0.7	—	—	—	0.7
Share repurchases(3)	—	—	0.1	(0.3)	—	—	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	—	(28.7)	—	(28.7)
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance, June 30, 2020	73.3	$0.7	0.4	$(8.9)	$56.9	$611.1	$(145.7)	$2.2	$516.3
Balance, December 31, 2020	73.5	$0.7	0.4	$(10.7)	$61.9	$710.3	$(110.5)	$2.4	$654.1
Net income	—	—	—	—	—	11.7	—	0.2	11.9
Issuance of common stock in connection with stock plans(1)	0.2	—	—	—	—	—	—	—	—
Share-based compensation(2)	—	—	—	—	4.0	—	—	—	4.0
Exercise of stock options (1)	0.3	—	—	—	4.3	—	—	—	4.3
Share repurchases(3)	—	—	0.1	(1.6)	—	—	—	—	(1.6)
Other comprehensive loss	—	—	—	—	—	—	(3.0)	—	(3.0)
Balance, June 30, 2021	74.0	$0.7	0.5	$(12.3)	$70.2	$722.0	$(113.5)	$2.6	$669.7
________________________________
(1)The par value of common shares issued may not be included in the table due to rounding. Total share amounts for common stock and treasury stock may not sum due to rounding.
(2)During the six months ended June 30, 2021, $0.9 million of the stock-based compensation expense is included in "Restructuring expenses and asset write offs" related to accelerated vesting of stock options, RSUs and PBUs.
(3)Relates to shares withheld for tax payments on exercise of stock options and vesting of RSUs and PBUs. Refer to Note 14, “Stock Incentive Plans”, for further information.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
OPERATING ACTIVITIES
Net income	$11.9	$1.2
Less: Loss from discontinued operations	(0.2)	(0.3)
Income from continuing operations	12.1	1.5
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	22.4	22.7
Amortization of debt discount and financing costs	0.8	0.7
Stock-based compensation expense	2.5	2.3
Unrealized (gain) loss on foreign currency	(2.1)	1.6
Deferred income taxes	(1.6)	(5.4)
Loss on disposal of property and equipment	1.5	0.1
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	0.4	30.3
Inventories	(30.7)	(5.1)
Accounts payable	20.3	(13.5)
Pension assets and liabilities, net	1.8	1.6
Other assets and liabilities, net	(6.4)	(16.9)
Net cash provided by operating activities from continuing operations	21.0	19.9
Net cash used in operating activities from discontinued operations	(0.2)	(2.3)
Net cash provided by operating activities	20.8	17.6
INVESTING ACTIVITIES
Capital expenditures	(14.9)	(18.8)
Other investing activities	0.1	0.4
Net cash used in investing activities from continuing operations	(14.8)	(18.4)
FINANCING ACTIVITIES
Repayments under credit arrangements	(0.3)	—
Payments on finance lease obligations	(0.3)	(0.4)
Payments of tax withholding obligations related to employee equity awards	(1.6)	(0.3)
Proceeds from exercise of stock options	4.3	0.7
Payments of dividends to noncontrolling interests	—	(0.4)
Net cash provided by (used in) financing activities from continuing operations	2.1	(0.4)
Effect of currency exchange rate changes on cash and cash equivalents	(1.9)	(5.6)
Increase (decrease) in cash and cash equivalents	6.2	(6.8)
Cash and cash equivalents, beginning of period	482.7	325.0
Cash and cash equivalents, end of period	$488.9	$318.2
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$5.5	$5.3

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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X for interim financial information.
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in GCP's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K"). The Consolidated Balance Sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP's annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards discussed below. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations for the year ending December 31, 2021.
Revisions of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2020, the Company identified an error in the freight expense accrual and other errors in its previously filed unaudited quarterly consolidated financial statements for the first three quarterly periods of 2020.
The Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections (“ASC 250”), ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“ASC 250-10-S99-2”) in evaluating whether the Company’s previously issued unaudited consolidated financial statements were materially misstated. The Company concluded the errors were not material individually or in the aggregate to the previously issued consolidated financial statements. In accordance with ASC 250-10-S99-2, the Company has corrected these errors by revising previously filed unaudited quarterly consolidated financial statements for the three and six months ended June 30, 2020 in connection with the filing of this Form 10-Q.

Notes to Consolidated Financial Statements (unaudited) - Continued
The accompanying footnotes have been corrected to reflect the impact of the revisions of the previously filed unaudited quarterly consolidated financial statements for the three and six months ended June 30, 2020.
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
On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus ("COVID-19") a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where GCP generates the majority of its revenue have adopted such policies. GCP has been closely monitoring the impact of COVID-19 and working to manage the effects on its business globally. Despite progress in vaccination efforts, it is difficult to estimate with reasonable certainty at this time the duration and extent of the impact of the evolving COVID-19 pandemic on the global economy, the Company's business, financial position and results of operations. GCP has made certain estimates within its financial statements related to the impact of COVID-19, including allowances for credit losses related to the estimated amount of receivables not expected to be collected and excess, obsolete or damaged inventories, future expected cash flows related to impairment assessments of goodwill and long-lived assets, incentive compensation accruals, contingent liabilities, and sales allowances related to volume rebates recognized based on anticipated sales volume. There may be changes to the Company's estimates in future periods due to uncertainty associated with the impact of COVID-19, the extent of which will depend largely on future developments, including new information which may emerge concerning the resurgence of the COVID-19 pandemic, as well as additional and unanticipated actions by government authorities to further contain the spread of COVID-19, which may result in extended ongoing business disruptions.

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

Notes to Consolidated Financial Statements (unaudited) - Continued
Discontinued Operations
On July 3, 2017 (the "Closing Date"), GCP completed the sale of its Darex Packaging Technologies ("Darex") business to Henkel AG & Co. KGaA (“Henkel”) for $1.06 billion in cash (the "Disposition"). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provided for a series of delayed closings in certain non-U.S. jurisdictions. Darex results of operations and cash flows have been reclassified and reflected as "discontinued operations" in the accompanying unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, the information throughout the Notes to the accompanying unaudited Consolidated Financial Statements pertains only to the continuing operations of GCP.
Other
During the three and six months ended June 30, 2021, except as discussed above, there were no material changes to the Company's significant accounting and financial reporting policies from those reflected in the Annual Report on Form 10-K for the year ended December 31, 2020. For further information with regard to the Company’s Significant Accounting Policies, please refer to Note 1, "Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies," to the Company’s Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K.
2. Revenue from Lessor Arrangements and Contracts with Customers
The majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its Specialty Construction Chemicals ("SCC") operating segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its Specialty Building Materials ("SBM") operating segment. Short-term arrangements within its SCC operating segment involve selling concrete admixtures and providing dispensers to customers. Such arrangements contain a lease element due to the customer's right to control the use of dispensers over a period of time in exchange for consideration. For arrangements within the SBM operating segment, the transfer of control takes place at a point in time when products are shipped to the customer.
The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI® and Ductilcrete sales arrangements.
VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company recognizes lease and service revenue for these arrangements. Revenue generated from VERIFI® sales arrangements represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2021 and 2020.
During the three months ended June 30, 2021 and 2020, the Company recognized lease revenue of $9.8 million and $9.1 million, respectively, and service revenue of $2.3 million and $1.6 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized lease revenue of $19.2 million and $17.9 million, respectively, and service revenue of $4.3 million and $3.0 million, respectively. Lease revenue consists of dispenser lease revenue of $6.1 million and $6.4 million during the three months ended June 30, 2021 and 2020, respectively, and $12.2 million and $13.1 million during the six months ended June 30, 2021 and 2020, respectively, as well as an allocated portion of VERIFI® fixed fees and variable slump management fees. Service revenue consists of an allocated portion of VERIFI® fixed fees and variable slump management fees. Lease and service revenue is included within "Net sales" in the accompanying unaudited Consolidated Statements of Operations.
Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2021 and 2020.
The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.1 million, including the estimated transaction price to be earned as revenue over the remaining term of these contracts, which is generally one to five years. The Company’s contract assets and liabilities resulting from its contracts in

Notes to Consolidated Financial Statements (unaudited) - Continued
the SCC or SBM operating segments were not material as of June 30, 2021 and December 31, 2020. Additionally, the amounts recorded in the accompanying unaudited Consolidated Statements of Operations during the three and six months ended June 30, 2021 and 2020 related to changes in the contract assets and liabilities were not material.
For further information on revenue recognition related to product sale arrangements, please refer to Note 2, "Revenue from Lessor Arrangements and Contracts with Customers", to the Company’s Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K.
3. Inventories, net
The following is a summary of inventories presented in the accompanying unaudited Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$58.4	$41.3
In process	5.1	4.2
Finished products and other	64.8	52.9
Total inventories, net	$128.3	$98.4
The "Finished products and other" category presented in the table above includes "other" inventories, which consist of finished products purchased rather than produced by GCP of $10.1 million and $9.1 million, respectively, as of June 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
4. Derivative Instruments
The Company uses derivative instruments to partially offset its business exposure to foreign currency risk on net investments in certain foreign subsidiaries. The Company enters into foreign currency forward contracts to offset a portion of the changes in the carrying amounts of its net investments in foreign operations due to fluctuations in foreign currency exchange rates. As of June 30, 2021, the Company was a party to four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying unaudited Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually starting on June 13, 2022 through June 13, 2025. During the three months ended June 30, 2021, GCP settled one contract with a notional amount of €10.0 million upon its maturity on June 14, 2021 and entered into a new contract with a notional amount of €10.0 million maturing on June 13, 2025. The forward contracts are designated and qualify as net investment hedges for which effectiveness is assessed based on the spot rate method. Please refer to Note 4, "Derivative Instruments", to the Company’s Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K for further information on net investment hedges.
The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges as of June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Derivative assets(1):
Foreign exchange forward contracts	$0.6	$—
Derivative liability(1):
Foreign exchange forward contracts	$(0.8)	$(1.8)
__________________________
(1)The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy. As of June 30, 2021, fair value of derivative assets of $0.3 million and $0.3 million, respectively, is recorded within "Other current assets" and "Other assets" in the accompanying unaudited Consolidated Balance Sheets, and fair value of derivative liability of $0.8 million is recorded within "Other Liabilities" in the accompanying unaudited Consolidated Balance Sheets. As of December 31, 2020, fair value of derivative liabilities of $0.4 million and $1.4 million, respectively, is recorded within "Other current liabilities" and "Other liabilities" in the accompanying unaudited Consolidated Balance Sheets.
The following table summarizes the amounts recorded in the Company's accompanying unaudited Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss related to forward contracts designated as net investment hedges for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In millions)	Other Income, net	Cumulative Translation Adjustments(1)	Other Income, net	Cumulative Translation Adjustments(1)
Gains (losses) on foreign exchange forward contracts	$0.2	$(0.5)	$0.2	$(0.8)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In millions)	Other Income, net	Cumulative Translation Adjustments(1)	Other Income, net	Cumulative Translation Adjustments(1)
Gains on foreign exchange forward contracts	$0.4	$0.9	$0.5	$0.5
(1)The amount is presented net of tax benefit (expense) of $0.1 million and ($0.3) million, respectively, for the three and six months ended June 30, 2021. The amount is presented net of tax benefit (expense) of $0.2 million and ($0.2) million, respectively, for the three and six months ended June 30, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
5. Debt and Other Borrowings
Components of Debt and Other Borrowings
The following is a summary of obligations under senior notes and other borrowings at June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
5.5% Senior Notes due in 2026, net of unamortized debt issuance costs of $3.1 million and $3.3 million, respectively, at June 30, 2021 and December 31, 2020	$346.9	$346.6
Revolving credit facility due 2023(1)	—	—
Other borrowings(2)	4.4	5.1
Total debt	351.3	351.7
Less: debt payable within one year	2.4	2.8
Debt payable after one year	$348.9	$348.9
Weighted average interest rates on total debt obligations	5.5%	5.5%
__________________________
(1)Represents borrowings under the Revolving Credit Facility with an aggregate available principal amount of $350.0 million as of June 30, 2021 and December 31, 2020.
(2)Represents borrowings of $1.7 million and $2.1 million, respectively, at June 30, 2021 and December 31, 2020, under various lines of credit and other borrowings, primarily by non-U.S. subsidiaries, with a combined maximum borrowing amount of $45.1 million, as well as $2.7 million and $3.0 million, respectively, of finance lease obligations.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at June 30, 2021:

(In millions)	Amount
Remainder of 2021	$2.1
2022	0.8
2023	0.7
2024	0.7
2025	0.1
Thereafter	346.9
Total debt	$351.3
5.5% Senior Notes
GCP's outstanding 5.5% Senior Notes have an aggregate principal amount of $350.0 million maturing on April 15, 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2021.
The Indenture contains certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2020 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture as of June 30, 2021. There are no events of default under the Indenture as of June 30, 2021.
Credit Agreement
As of June 30, 2021 and December 31, 2020, there were no outstanding borrowings on the Revolving Credit Facility. There were $2.6 million in outstanding letters of credit which resulted in available credit of $347.4 million as of June 30, 2021 and December 31, 2020. There were no interest payments on the Revolving Credit Facility during the three and six months ended June 30, 2021 and 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in Note 8, "Debt and Other Borrowings," to the Company's Consolidated Financial Statements included in the 2020 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms as of June 30, 2021. There are no events of default as of June 30, 2021.
Debt Issuance Costs
GCP recognizes expenses directly associated with obtaining the Revolving Credit Facility as debt issuance costs which are presented within "Other assets" in the accompanying unaudited Consolidated Balance Sheets. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense and related financing costs” in the accompanying unaudited Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the remaining unamortized debt issuance costs related to the Revolving Credit Facility were $1.7 million and $2.2 million, respectively.
Debt Fair Value
The carrying amount and fair value of GCP's debt and other borrowings were as follows:

	June 30, 2021		December 31, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.5% Senior Notes due in 2026	$346.9	$361.3	$346.6	$362.0
Other borrowings	4.4	4.4	5.1	5.1
Total debt	$351.3	$365.7	$351.7	$367.1
Fair value is determined based on Level 2 inputs, including expected future cash flows (discounted at market interest rates), estimated current market prices, and quotes from financial institutions. As of June 30, 2021, the fair value was higher than the carrying amount due to higher bond market prices. The carrying amount represents the aggregate principal amount at maturity reduced by the unamortized debt issuance costs.

Notes to Consolidated Financial Statements (unaudited) - Continued
6. Lessee Arrangements
The Company leases manufacturing and office facilities, as well as certain vehicles and equipment under operating leases.
The following table summarizes components of lease expense for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Operating lease expense	$4.1	$3.0	$8.4	$6.2
Variable lease expense	1.5	1.3	2.5	2.4
Short-term lease expense	0.5	0.8	1.2	1.4
Total lease expense	$6.1	$5.1	$12.1	$10.0
The following table summarizes supplemental cash flow information related to leases during the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(In millions)	2021	2020
Cash paid for operating lease liabilities, classified as operating cash flows	$5.3	$6.2
Operating lease right of use assets obtained in exchange for new lease obligations	2.3	11.8
On July 31, 2020, GCP sold its corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts to IQHQ, L.P. and entered into a leaseback transaction with the buyer in conjunction with the sale. The lease of GCP's corporate headquarters is classified as an operating lease and has an initial rent-free term of eighteen months. Fair value of free rent of $8.6 million was recognized as an Operating Lease Right-of-Use Asset as a result of a non-cash transaction.
7. Income Taxes
Income taxes attributable to continuing operations during the three months ended June 30, 2021 and 2020 was an income tax expense of $7.0 million and $4.6 million, respectively, representing effective tax rates of 40.0% and 115.0%, respectively.
Income taxes attributable to continuing operations during the six months ended June 30, 2021 and 2020 was an income tax expense of $8.0 million and $3.0 million, respectively, representing effective tax rates of 39.8% and 66.7%, respectively.
The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2021, was due to income tax expense on the United Kingdom rate change of $2.9 million, non-deductible executive compensation and other expenses of $0.7 million, and foreign rate differential of $1.0 million, offset by income tax benefit on valuation releases of $1.2 million.
The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended June 30, 2020, was primarily due to the reversal of $3.2 million of tax benefit recognized during the three months ended March 31, 2020 related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and tax expense $0.4 million and $0.4 million, respectively, for unrecognized tax benefits and valuation allowances.
The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the six months ended June 30, 2021, was due to income tax expense on the United Kingdom rate change of $2.9 million, non-deductible executive compensation and other expenses of $0.8 million, and foreign rate differential of $1.0 million, offset by income tax benefits on valuation releases of $1.2 million.

Notes to Consolidated Financial Statements (unaudited) - Continued
The difference between the U.S. federal income tax rate of 21.0% and GCP's overall income tax rate for the six months ended June 30, 2020 was primarily due to a tax expense of $0.7 million and $1.0 million, respectively, for increases in unrecognized tax benefits and valuation allowances.
Repatriation
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
During the three and six months ended June 30, 2021 GCP recognized an income tax benefit of $1.2 million for $1.4 million of valuation allowance release on deferred tax assets in France offset by $0.2 million valuation allowance increases. During the three months ended June 30, 2020, GCP recognized $0.4 million of income tax expense on valuation allowance increases. During the six months ended June 30, 2020, GCP recognized income tax expense of $1.0 million for valuation allowances recorded against deferred tax assets for net operating losses primarily in Argentina and Australia.
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

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table presents the funded status of GCP's overfunded, underfunded and unfunded defined pension plans:

(In millions)	June 30, 2021	December 31, 2020
Overfunded defined benefit pension plans	$30.4	$29.7
Underfunded defined benefit pension plans	(35.5)	(33.3)
Unfunded defined benefit pension plans	(28.9)	(29.6)
Total underfunded and unfunded defined benefit pension plans	(64.4)	(62.9)
Pension liabilities included in other current liabilities	(1.3)	(1.4)
Net funded status	$(35.3)	$(34.6)
Components of Net Periodic Benefit Cost
The components of GCP's net periodic benefit cost for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,
	2021			2020
	Pension			Pension
(In millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Service cost	$1.6	$0.2	$1.8	$1.6	$0.2	$1.8
Interest cost	1.2	0.7	1.9	1.2	1.0	2.2
Expected return on plan assets	(1.6)	(0.7)	(2.3)	(1.7)	(1.1)	(2.8)
Amortization of prior service cost	—	0.1	0.1	—	0.1	0.1
Net periodic benefit cost (1)	$1.2	$0.3	$1.5	$1.1	$0.2	$1.3

	Six Months Ended June 30,
	2021			2020
	Pension			Pension
(In millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Service cost	$3.1	$0.5	$3.6	$3.1	$0.4	$3.5
Interest cost	2.4	1.4	3.8	2.5	2.1	4.6
Expected return on plan assets	(3.1)	(1.5)	(4.6)	(3.3)	(2.3)	(5.6)
Amortization of prior service cost	—	0.1	0.1	—	0.1	0.1
Net periodic benefit cost (1)	$2.4	$0.5	$2.9	$2.3	$0.3	$2.6
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
Pension Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For ERISA purposes, funded status is calculated on a different basis than under U.S. GAAP. GCP made contributions of $0.1 million and $0.3 million, respectively, to the U.S. pension plans during the three and six months ended June 30, 2021. GCP made contributions of $0.6 million and $0.7 million, respectively, to the U.S. pension plans during the three and six months ended June 30, 2020.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. During the three and six months ended June 30, 2021, GCP contributed $0.5 million and $0.8 million, respectively, to these non-U.S. plans. During the three and six months ended June 30, 2020, GCP contributed $0.3 million and $0.8 million, respectively, to these non-U.S. plans.

Notes to Consolidated Financial Statements (unaudited) - Continued
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee's salary or wages. Additionally, GCP contributes up to 2% of a full amount of applicable employee compensation subject to a three-year vesting requirement. Applicable employees include those beginning employment with GCP on or after January 1, 2018 who are not eligible to participate in the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which was closed to new hires effective January 1, 2018. GCP's costs related to this benefit plan amounted to $1.3 million and $2.3 million, respectively, during the three and six months ended June 30, 2021 and $0.9 million and $2.2 million, respectively, during the three and six months ended June 30, 2020. These costs are included in "Selling, general and administrative expenses" and "Cost of goods sold" in the accompanying unaudited Consolidated Statements of Operations.
9. Other Balance Sheet Information
The following is a summary of other current assets at June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Other Current Assets:
Non-trade receivables	$21.4	$20.4
Prepaid expenses and other current assets	16.9	11.1
Income taxes receivable	8.0	9.7
Total other current assets	$46.3	$41.2

The following is a summary of other current liabilities at June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Other Current Liabilities:
Accrued customer volume rebates	$18.5	$24.4
Accrued compensation(1)	23.1	25.0
Income taxes payable	7.9	7.1
Accrued interest	4.0	4.0
Pension liabilities	1.3	1.4
Restructuring liability	16.1	18.0
Other accrued liabilities	45.8	45.9
Total other current liabilities	$116.7	$125.8
________________________________
(1)Accrued compensation presented in the table above includes salaries and wages, as well as estimated amounts due under the annual employee incentive programs.
10. Commitments and Contingencies
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described in Note 12, "Commitments and Contingencies" to the Company's Consolidated Financial Statements included in the 2020 Annual Report in the Form 10-K. There have been no material changes to these commitments and obligations during the six months ended June 30, 2021, except as described below. Although the outcome of each of the matters related to loss contingencies and obligations cannot be predicted with certainty, GCP has assessed the risk and has made accounting estimates and disclosures as required under U.S. GAAP.

Notes to Consolidated Financial Statements (unaudited) - Continued
Environmental Matters
GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. As of June 30, 2021 and December 31, 2020, GCP did not have any material environmental liabilities.
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
Financial Assurances
Financial assurances have been established for a variety of purposes, including insurance, environmental matters and other matters. At June 30, 2021 and December 31, 2020, GCP had gross financial assurances issued and outstanding of $6.2 million and $6.8 million, respectively, which were composed of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Brazil Indirect Tax Claim
During the year ended December 31, 2019, the Superior Judicial Court of Brazil (the "Court") filed its final ruling in favor of GCP Brasil Industria e Comercio de Produtos Quimicos ("GCP Brazil") related to a claim as to whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The ruling allows GCP Brazil the right to recover, through offset of federal tax liabilities, amounts collected by the government from May 2012 to September 2017, including interest. In the second quarter, the Court rendered favorable decisions granting GCP Brazil the right to recover $3.3 million of state value-added tax. During the three months ended June 30, 2021, the Company included the recovery in “Other income, net” in the accompanying unaudited Consolidated Statements of Operations.
Lawsuits and Investigations
Henkel AG & Co. KGaA Matters
In July 2017, GCP completed the sale of its Darex business to Henkel. The Stock and Asset Purchase Agreement with Henkel regarding the sale of the Darex Business dated July 3, 2017, (the “Purchase Agreement”) contains obligations for the Company as sellers to indemnify Henkel as buyer for certain matters, such as breaches of representations and warranties, taxes, as well as certain covenants and liabilities.
On March 30, 2021, Henkel filed suit in the United States District Court for the District of Delaware against the Company, seeking indemnification for alleged breaches of representations and warranties under the Purchase Agreement. Henkel is seeking damages of approximately $11 million, which consist of a claim amount of approximately $16 million, net of a contractual deductible of approximately $5 million. The Company believes that it has meritorious defenses against the plaintiff’s claims and intends to defend this action vigorously. Although the Company does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, at this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses, if any, that might result from an adverse resolution of this matter. Fees incurred by the Company in relation to the defense of these claims are classified as discontinued operations in the accompanying unaudited Statements of Operations.

Notes to Consolidated Financial Statements (unaudited) - Continued
Other Matters
From time to time, GCP and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations and proceedings which are managed and defended in the ordinary course of business. While GCP is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, except as disclosed above, will have a material adverse effect on its overall financial condition, results of operations or cash flows for the three and six months ended June 30, 2021. However, the results of such pending legal matters and claims cannot be predicted with sufficient certainty since unfavorable resolutions are possible and could materially affect GCP's financial position, results of operations, or cash flows. In the event of unexpected subsequent developments and due to the inherent unpredictability of these matters, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome. An adverse outcome in certain matters could, from time to time, have a material adverse effect on GCP's consolidated financial position, results of operations and cash flows in particular quarterly or annual periods.

Notes to Consolidated Financial Statements (unaudited) - Continued
11. Stockholders' Equity
Share Repurchase Program
On July 30, 2020, the Board of Directors (the “Board”) of GCP authorized a program to repurchase up to $100 million of the Company’s common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at the Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. The Company plans to fund repurchases from its existing cash balance. No shares were repurchased by the Company during the three and six months ended June 30, 2021.

Notes to Consolidated Financial Statements (unaudited) - Continued
Stockholders' Equity Activity
The following table summarizes the Company’s stockholders' equity activity during the three months ended June 30, 2021 and 2020.

	Common Stock		Treasury Stock
(In millions)	Number of Shares(2)	Par Value	Number of Shares(2)	Cost	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Stockholders' Equity
Balance, March 31, 2020	73.3	$0.7	0.4	$(8.9)	$54.3	$611.8	$(150.5)	$2.5	$509.9
Net (loss) income	—	—	—	—	—	(0.7)	—	0.1	(0.6)
Share-based compensation	—	—	—	—	2.3	—	—	—	2.3
Exercise of stock options(2)	—	—	—	—	0.3	—	—	—	0.3
Other comprehensive income	—	—	—	—	—	—	4.8	—	4.8
Dividends and other changes in noncontrolling interest	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance, June 30, 2020	73.3	$0.7	0.4	$(8.9)	$56.9	$611.1	$(145.7)	$2.2	$516.3
Balance, March 31, 2021	73.7	$0.7	0.5	$(11.4)	$65.5	$711.8	$(118.5)	$2.5	$650.6
Net income	—	—	—	—	—	10.2	—	0.1	10.3
Issuance of common stock in connection with stock plans(2)	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2.6	—	—	—	2.6
Exercise of stock options(2)	0.2	—	—	—	2.1	—	—	—	2.1
Share repurchases(1)	—	—	—	(0.9)	—	—	—	—	(0.9)
Other comprehensive income	—	—	—	—	—	—	5.0	—	5.0
Balance, June 30, 2021	74.0	$0.7	0.5	$(12.3)	$70.2	$722.0	$(113.5)	$2.6	$669.7
.________________________________
(1)Relates to shares withheld for tax payments on exercise of stock options and vesting of RSUs and PBUs. Refer to Note 14, “Stock Incentive Plans”, for further information
(2)The par value of common shares issued may not be included in the table due to rounding. Total share amounts for common stock and treasury stock may not sum due to rounding.

Notes to Consolidated Financial Statements (unaudited) - Continued
12. Restructuring and Repositioning Expenses, Asset Write Offs
GCP's Board approves all major restructuring and repositioning programs. Major restructuring programs may involve reorganizations, the discontinuation of significant product lines, the shutdown of significant facilities, or other major strategic initiatives. From time to time, GCP takes additional restructuring actions, including involuntary employee terminations that are not a part of a major program. Repositioning activities generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint.
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
2021 Restructuring and Repositioning Plan (the “2021 Plan”)
On March 30, 2021, the Board approved a business restructuring and repositioning plan (the “2021 Plan”) related to the relocation of the Company’s corporate headquarters to the Atlanta, Georgia area, the closure of its Cambridge, Massachusetts campus, the build-out of new global research and development locations near the Boston/Cambridge area, as well as the consolidation of other regional facilities and offices, including an organizational redesign, which is expected to lower costs. The program is expected to be completed by June 30, 2022.
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
Please refer to Note 14, " Restructuring and Repositioning Expenses, Asset Write Offs" to the Company's Consolidated Financial Statements included in the 2020 Annual Report in the Form 10-K for further information on additional restructuring and repositioning programs not described above.
The following table illustrates a summary of the charges incurred and planned in connection with restructuring and repositioning plans discussed above:

Notes to Consolidated Financial Statements (unaudited) - Continued

(In millions)	Severance/employee costs	Asset Write Offs	Other Associated Costs	Total Restructuring	Repositioning	Total Costs	Capital Expenditures
2021 Plan: (1)
Estimated Total Costs	$11-13	$8-9	$5	$24-27	$2	$26-29	$6
Cumulative Costs incurred to Date	$9.8	$2.4	$1.1	$13.3	$0.5	$13.8	$—
2019 Plan: (2)
Cumulative Costs incurred to Date	$0.9	$0.9	$0.3	$2.1	$10.5	$12.6	$2.3
2019 Phase 2 Plan: (3)
Cumulative Costs incurred to Date	$25.9	$0.6	$—	$26.5	$7.3	$33.8	$0.4
(1)As of June 30, 2021, the cumulative restructuring costs incurred under the 2021 Plan since its inception were $13.3 million, of which $5.9 million was related to the SCC segment, $3.7 million was related to the SBM segment, and $3.7 million was attributable to the corporate functions.
(2)As of June 30, 2021, the cumulative restructuring costs incurred under the 2019 Plan since its inception were $2.1 million, of which $1.7 million was related to the SCC segment and $0.4 million was related to the SBM segment.
(3)As of June 30, 2021, the cumulative restructuring costs recognized under the 2019 Phase 2 Plan since its inception were $26.5 million, of which $7.1 million was attributable to the SCC segment, $7.0 million was attributable to the SBM segment, and $12.4 million was attributable to the corporate functions.
The following tables represent the repositioning expenses incurred and cash payments made under the Plans discussed above and other plans during each period:

	Three Months Ended June 30, 2021
(In millions)	2021 Plan	2019 Plan	2019 Plan Phase 2	Total
Repositioning Expenses	$0.5	$—	$—	$0.5
Cash Paid for Repositioning Expenses	0.3	—	0.6	0.9
Capital Expenditures	—	0.1	—	$0.1
Cash Paid for Capital Expenditures	—	0.1	—	0.1

	Six Months Ended June 30, 2021
(In millions)	2021 Plan	2019 Plan	2019 Plan Phase 2	Total
Repositioning Expenses	$0.5	$—	$1.3	$1.8
Cash Paid for Repositioning Expenses	0.3	—	2.0	2.3
Capital Expenditures	—	0.2	—	$0.2
Cash Paid for Capital Expenditures	—	0.2	—	0.2

Notes to Consolidated Financial Statements (unaudited) - Continued

	Three Months Ended June 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$0.2	$0.7	$—	$0.1	$—	$1.0
Cash Paid for Repositioning Expenses	1.2	1.3	0.8	—	0.2	3.5
Capital Expenditures	0.5	0.2	—	0.2	0.7	1.6
Cash Paid for Capital Expenditures	0.5	0.1	—	0.3	0.6	1.5

	Six Months Ended June 30, 2020
(In millions)	2019 Plan	2019 Plan Phase 2	Strategic Alternatives Plan	2018 Plan	2017 Plan	Total
Repositioning Expenses	$1.6	$1.9	$—	$0.1	$0.1	$3.7
Cash Paid for Repositioning Expenses	4.5	2.8	1.0	—	0.2	8.5
Capital Expenditures	0.9	0.3	—	0.5	0.9	2.6
Cash Paid for Capital Expenditures	0.8	0.2	—	0.4	1.2	2.6

	As of June 30, 2021
(In millions)	2021 Plan	2019 Plan	2019 Plan Phase 2
Cumulative Repositioning Expenses	$0.5	$10.5	$7.3
Cumulative Cash Paid for Repositioning Expenses	0.3	10.5	7.1
Cumulative Capital Expenditure	—	2.3	0.4
Cumulative Cash Paid for Capital Expenditures	—	2.2	0.4

Restructuring Expenses and Asset Write Offs
The following restructuring expenses and asset write offs were incurred under the Plans discussed above and other plans during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Severance and other employee costs	$5.0	$—	$10.2	$1.9
Asset write offs	0.5	0.2	2.7	1.2
Other associated costs	1.0	0.2	1.2	0.4
Total restructuring expenses and asset write offs	$6.5	$0.4	$14.1	$3.5

Notes to Consolidated Financial Statements (unaudited) - Continued
GCP incurred restructuring expenses and asset write offs related to its two operating segments and corporate functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
SCC	$3.1	$0.3	$6.0	$2.6
SBM	1.9	0.1	3.7	0.9
Corporate	1.5	—	4.4	—
Total restructuring expenses and asset write offs from continuing operations	$6.5	$0.4	$14.1	$3.5
Restructuring liabilities were $16.1 million and $18.0 million, respectively, as of June 30, 2021 and December 31, 2020. These liabilities are included within “Other current liabilities” in the accompanying unaudited Consolidated Balance Sheets.
The following table summarizes the Company’s restructuring liability activity:

	2021 Plan		2019 Plan		2019 Phase 2 Plan	2018 Plan
(In millions)	Severance and other employee costs	Other Costs	Severance and other employee costs	Other Costs	Severance and other employee costs	Severance and other employee costs	Total
Balance, December 31, 2020	$—	$—	$0.1	$0.1	$17.3	$0.5	$18.0
Expense(1)(2)	4.5	—	—	—	0.2	—	4.7
Payments	(0.2)	—	—	—	(5.7)	—	(5.9)
Impact of foreign currency and other	—	—	—	—	(0.1)	—	(0.1)
Balance, March 31, 2021	$4.3	$—	$0.1	$0.1	$11.7	$0.5	$16.7
Expense(1)	5.3	0.9	—	—	(0.1)	(0.3)	5.8
Payments	(1.8)	(0.4)	—	—	(4.1)	(0.1)	(6.4)
Balance, June 30, 2021	$7.8	$0.5	$0.1	$0.1	$7.5	$0.1	$16.1
________________________________
(1)Asset write offs of $0.4 million and $2.5 million attributable to the corporate functions during the three and six months ended June 30, 2021 are related to the 2021 Plan. Additionally, as part of the 2019 Phase 2 Plan, GCP incurred $0.1 million of asset write offs attributable to the SBM segment during the three months ended and $0.1 million of asset write off attributable to the SCC segment during the six months ended June 30, 2021. These asset write offs are recorded with a corresponding reduction to "Properties and equipment, net" in the accompanying unaudited Consolidated Balance Sheets. These expenses are not recorded with a corresponding adjustment to the restructuring liability and therefore, are not included in the table above.

(2)Stock-based compensation expense of $0.2 million related to accelerated vesting of stock options RSUs and PBUs for the three and six months ended June 30, 2021 is attributable to SCC function under the 2021 Plan. Additionally, as part of the 2019 Phase 2 Plan, GCP incurred $0.7 million, attributable to the Corporate segment, related to accelerated vesting of stock options, RSUs, and PBUs for the six months ended June 30, 2021. Such expense is not recognized as a corresponding adjustment to the restructuring liability and therefore, is not included in the table above.

Notes to Consolidated Financial Statements (unaudited) - Continued
13. Other Comprehensive Income (Loss)
The following tables present the pre-tax, tax benefit (expense), and after-tax components of GCP's other comprehensive loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.1	$—	$0.1
Currency translation adjustments (1)	4.8	0.1	4.9
Other comprehensive income attributable to GCP shareholders	$4.9	$0.1	$5.0

	Six Months Ended June 30, 2021
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.1	$—	$0.1
Currency translation adjustments(1)	(2.8)	(0.3)	(3.1)
Other comprehensive loss attributable to GCP shareholders	$(2.7)	$(0.3)	$(3.0)

	Three Months Ended June 30, 2020
(In millions)	Pre-Tax Amount	Tax Benefit	After-Tax Amount
Currency translation adjustments(1)	$4.7	$0.2	$4.9
Loss from hedging activities	(0.1)	—	(0.1)
Other comprehensive income attributable to GCP shareholders	$4.6	$0.2	$4.8

	Six Months Ended June 30, 2020
(In millions)	Pre-Tax Amount	Tax Expense	After-Tax Amount
Defined benefit pension and other postretirement plans	$0.1	$—	$0.1
Currency translation adjustments(1)	(28.7)	(0.2)	(28.9)
Gain from hedging activities	0.1	—	0.1
Other comprehensive loss attributable to GCP shareholders	$(28.5)	$(0.2)	$(28.7)

_____________________
(1)Currency translation adjustments related to the net investment hedge are presented net of income taxes, as discussed in Note 4, "Derivative Instruments."

Notes to Consolidated Financial Statements (unaudited) - Continued
The following tables present the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2021 and 2020:

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2020	$(3.1)	$(107.4)	$—	$(110.5)
Other comprehensive income (loss) before reclassifications	0.1	(3.1)	0.1	(2.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.1)	(0.1)
Current-period other comprehensive income (loss)	0.1	(3.1)	—	(3.0)
Balance, June 30, 2021	$(3.0)	$(110.5)	$—	$(113.5)

(In millions)	Defined Benefit Pension and Other Postretirement Plans	Currency Translation Adjustments	Hedging Activities	Total
Balance, December 31, 2019	$(2.7)	$(114.2)	$(0.1)	$(117.0)
Current period other comprehensive income (loss)	0.1	(28.9)	0.1	$(28.7)
Balance, June 30, 2020	$(2.6)	$(143.1)	$—	$(145.7)
Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans," for a discussion of pension plans and other postretirement benefit plans.
14. Stock Incentive Plans
Stock-Based Compensation Accounting
GCP grants restricted stock units ("RSUs"), as well as stock options and performance-based units ("PBUs") with or without market conditions which vest upon the satisfaction of a performance condition and/or a service condition. Please refer to Note 17, "Stock Incentive Plans" to the Company's Consolidated Financial Statements included in the 2020 Annual Report in the Form 10-K for further information on these awards. Total stock-based compensation expense included in "Income from continuing operations before income taxes" in the accompanying unaudited Consolidated Statements of Operations was $1.8 million and $3.5 million, respectively, during the three and six months ended June 30, 2021 and $1.5 million and $2.3 million, respectively, during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, $0.2 million and $0.9 million, respectively, of the stock-based compensation expense is included in "Restructuring expenses and asset write offs" related to accelerated vesting of stock options and RSUs and PBUs, as described in Note 12, "Restructuring and Repositioning Expenses, Asset Write Offs".
The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs and PBUs. GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During the six months ended June 30, 2021 and 2020, GCP withheld and retained approximately 62,400 shares and 17,300 shares, respectively, in a non-cash transaction with a cost of $0.9 million and $0.3 million, respectively, which were reflected as "Share Repurchases" in the accompanying unaudited Consolidated Statements of Stockholders' Equity. During the six months ended June 30, 2021 and 2020, cash payments for such tax withholding obligations were $1.6 million and $0.3 million, respectively.
As of June 30, 2021, total unrecognized compensation expense of $1.5 million was related to stock options with market conditions and $7.4 million related to the RSU and PBU awards. Such expense is expected to be recognized over the remaining weighted-average service period of approximately 2.3 years for stock options with market conditions and 2.0 years for RSU and PBU awards.

Notes to Consolidated Financial Statements (unaudited) - Continued
Stock Options
Approximately 252,000 options were exercised during the six months ended June 30, 2021 with a weighted average exercise price of $17.17. Total intrinsic value of these options was approximately $2.2 million. There were no options granted during the six months ended June 30, 2021.
Restricted Stock Units
The following table sets forth the RSU activity for the six months ended June 30, 2021:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	305	$22.14
Less: RSUs settled	(174)	22.56
Less: RSUs forfeited	(16)	23.70
RSUs granted	121	25.97
RSUs outstanding, June 30, 2021	236	$23.72
Expected to vest as of June 30, 2021	232	$23.70

The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2021 was $25.99. There were no RSUs granted during the three months ended June 30, 2020. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2021 and 2020 was $25.97 and $21.11, respectively. During the six months ended June 30, 2021 and 2020, GCP distributed 174,000 shares and 48,000 shares, respectively, to settle RSUs upon vesting. The fair value of RSUs vested during the six months ended June 30, 2021 and 2020 was $4.4 million and $1.0 million, respectively.
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
The grant date fair value of PBUs without market conditions is determined based on the closing market price of the Company’s common stock on the date of grant. The grant date fair value of PBUs with market conditions based on TSR is determined using a Monte Carlo simulation model.

Notes to Consolidated Financial Statements (unaudited) - Continued
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
Assumptions used to calculate expense for PBUs:	2021	2020
Expected Term (Remaining Performance Period)	1.81	2.85
Expected volatility	51.48%	29.85%
Risk-free interest rate	0.14%	1.21%
Expected dividends	—	—
Median correlation coefficient of constituents	54.00%	54.01%
The following table sets forth the PBU activity for the six months ended June 30, 2021:

PBU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	343	$28.10
Less: PBU's forfeited	(161)	30.89
PBU's granted	92	27.28
Outstanding, June 30, 2021	274	$26.15

The weighted average grant date fair value of PBUs granted during the six months ended June 30, 2021 and 2020 was $27.28 and $22.41 per share, respectively. GCP expects to settle in stock all future PBU vestings.

Notes to Consolidated Financial Statements (unaudited) - Continued
15. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Numerators
Income (loss) from continuing operations attributable to GCP shareholders	$10.4	$(0.7)	$11.9	$1.3
Loss from discontinued operations, net of income taxes	(0.2)	—	(0.2)	(0.3)
Net income (loss) attributable to GCP shareholders	$10.2	$(0.7)	$11.7	$1.0
Denominators
Weighted average common shares—basic calculation	73.4	72.9	73.2	72.9
Dilutive effect of employee stock awards(2)	0.1	—	0.2	0.1
Weighted average common shares—diluted calculation	73.5	72.9	73.4	73.0
Basic earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$0.14	$(0.01)	$0.16	$0.02
Loss from discontinued operations, net of income taxes	$—	$—	$—	$—
Net income (loss) attributable to GCP shareholders(1)	$0.14	$(0.01)	$0.16	$0.01
Diluted earnings (loss) per share:(2)
Income (loss) from continuing operations attributable to GCP shareholders	$0.14	$(0.01)	$0.16	$0.02
Loss from discontinued operations, net of income taxes	$—	$—	$—	$—
Net income (loss) attributable to GCP shareholders(1)	$0.14	$(0.01)	$0.16	$0.01
________________________________
(1)Amounts may not sum due to rounding.
(2)Dilutive effect is only applicable to the periods during which GCP generated net income from continuing operations.

GCP uses the treasury stock method to compute diluted earnings (loss) per share. During the three and six months ended June 30, 2021, 0.6 million of such anti-dilutive stock awards were excluded from the computation of diluted earnings per share. During the three and six months ended June 30, 2020, 0.9 million and 0.8 million, respectively, of anti-dilutive stock awards were excluded from the computation of diluted earnings per share.

Notes to Consolidated Financial Statements (unaudited) - Continued
16. Related Party Transactions and Transactions with Grace
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Tax Sharing Agreement
In connection with the Separation, the Company and Grace entered into a Tax Sharing Agreement which governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes including any related interest, penalties or audit adjustments reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes including any related interest, penalties or audit adjustments reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. As of June 30, 2021 and December 31, 2020, GCP has recorded $1.8 million of indemnified receivables in "Other assets" and $1.0 million of indemnified payables in "Other current liabilities" in the accompanying unaudited Consolidated Balance Sheets.
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
Operating Segment Data
The following table presents information related to GCP's operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net Sales
Specialty Construction Chemicals	$144.6	$115.9	$268.5	$241.3
Specialty Building Materials	108.8	79.5	207.7	170.8
Total net sales	$253.4	$195.4	$476.2	$412.1
Segment Operating Income
Specialty Construction Chemicals	$15.3	$10.0	$21.4	$18.5
Specialty Building Materials	19.9	11.6	39.3	25.7
Total segment operating income	$35.2	$21.6	$60.7	$44.2
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

Notes to Consolidated Financial Statements (unaudited) - Continued
Total segment operating income for the three and six months ended June 30, 2021 and 2020 is reconciled below to "Income from continuing operations before income taxes" presented in the accompanying unaudited Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total segment operating income(1)	$35.2	$21.6	$60.7	$44.2
Corporate costs	(6.8)	(6.3)	(14.0)	(12.2)
Certain pension costs	(1.5)	(1.3)	(2.9)	(2.6)
Shareholder activism and other related costs(2)	—	(3.8)	—	(7.4)
Repositioning expenses	(0.5)	(1.0)	(1.8)	(3.7)
Restructuring expenses and asset write offs	(6.5)	(0.4)	(14.1)	(3.5)
Third-party and other acquisition-related costs	(0.4)	(0.2)	(0.5)	(0.7)
Gain on Brazil tax recoveries	3.3	—	3.3	—
Net income attributable to noncontrolling interests	0.1	0.1	0.2	0.2
Interest expense, net	(5.4)	(4.7)	(10.8)	(9.8)
Income from continuing operations before income taxes	$17.5	$4.0	$20.1	$4.5

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
Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net Sales
United States	$123.9	$106.3	$236.0	$219.3
Canada and Other	8.2	6.0	14.2	12.2
Total North America	132.1	112.3	250.2	231.5
Europe Middle East Africa	54.1	34.6	98.7	78.9
Asia Pacific	52.6	39.7	99.3	80.0
Latin America	14.6	8.8	28.0	21.7
Total	$253.4	$195.4	$476.2	$412.1

Notes to Consolidated Financial Statements (unaudited) - Continued
Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three and six months ended June 30, 2021 and 2020. There were no customers that individually accounted for 10% or more of the Company’s consolidated operating revenues during the three and six months ended June 30, 2021 and 2020. There were no customers that individually accounted for 10% or more of the Company's accounts receivable balance as of June 30, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited) - Continued
18. Revisions of Previously Issued Consolidated Financial Statements
As described in Note 1, “Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies,” the following tables set forth the impact of the revisions of the previously filed unaudited quarterly consolidated financial statements as of and for the three and six months ended June 30, 2020.
GCP Applied Technologies Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30, 2020
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$195.4	$—	$195.4
Cost of goods sold	119.0	(1.0)	118.0
Gross profit	76.4	1.0	77.4
Selling, general and administrative expenses	65.7	0.3	66.0
Research and development expenses	3.7	—	3.7
Interest expense and related financing costs	5.0	—	5.0
Repositioning expenses	1.0	—	1.0
Restructuring expenses and asset write offs	0.4	—	0.4
Other income, net	(2.7)	—	(2.7)
Total costs and expenses	73.1	0.3	73.4
Income from continuing operations before income taxes	3.3	0.7	4.0
Provision for income taxes	(4.5)	(0.1)	(4.6)
(Loss) income from continuing operations	(1.2)	0.6	(0.6)
Income from discontinued operations, net of income taxes	—	—	—
Net (loss) income	(1.2)	0.6	(0.6)
Less: Net income attributable to non-controlling interests	(0.1)	—	(0.1)
Net (loss) income attributable to GCP shareholders	$(1.3)	$0.6	$(0.7)
Amounts Attributable to GCP Shareholders:
Net (loss) income from continuing operations attributable to GCP shareholders	(1.3)	0.6	$(0.7)
Loss from discontinued operations, net of income taxes	—	—	—
Net (loss) income attributable to GCP shareholders	$(1.3)	$0.6	$(0.7)
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:
Net (loss) income from continuing operations attributable to GCP shareholders	$(0.02)	$0.01	$(0.01)
Loss from discontinued operations, net of income taxes	$—		$—
Net (loss) income attributable to GCP shareholders(1)	$(0.02)	$0.01	$(0.01)
Weighted average number of basic shares	72.9		72.9
Diluted earnings (loss) per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.02)	$0.01	$(0.01)
Loss from discontinued operations, net of income taxes	$—		$—
Net (loss) income attributable to GCP shareholders(1)	$(0.02)	$0.01	$(0.01)
Weighted average number of diluted shares	72.9		72.9
(1)Amounts may not sum due to rounding.

Notes to Consolidated Financial Statements (unaudited) - Continued

	Six Months Ended June 30, 2020
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Revised
Net sales	$412.1	$—	$412.1
Cost of goods sold	253.8	(1.9)	251.9
Gross profit	158.3	1.9	160.2
Selling, general and administrative expenses	133.8	0.3	134.1
Research and development expenses	8.6	—	8.6
Interest expense and related financing costs	10.7	—	10.7
Repositioning expenses	3.7	—	3.7
Restructuring expenses and asset write offs	3.5	—	3.5
Other income, net	(4.9)	—	(4.9)
Total costs and expenses	155.4	0.3	155.7
Income from continuing operations before income taxes	2.9	1.6	4.5
Provision for income taxes	(2.6)	(0.4)	(3.0)
Income from continuing operations	0.3	1.2	1.5
Loss from discontinued operations, net of income taxes	(0.3)	—	(0.3)
Net income	—	1.2	1.2
Less: Net loss attributable to non-controlling interests	(0.2)	—	(0.2)
Net (loss) income attributable to GCP shareholders	$(0.2)	$1.2	$1.0
Amounts Attributable to GCP Shareholders:
Income from continuing operations attributable to GCP shareholders	0.1	$1.2	$1.3
Loss from discontinued operations, net of income taxes	(0.3)	—	(0.3)
Net (loss) income attributable to GCP shareholders	$(0.2)	$1.2	$1.0
Earnings (Loss) Per Share Attributable to GCP Shareholders
Basic earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$—	$0.02	$0.02
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders(1)	$—	$0.01	$0.01
Weighted average number of basic shares	72.9	—	72.9
Diluted earnings (loss) per share:
Income from continuing operations attributable to GCP shareholders	$—	$0.02	$0.02
Loss from discontinued operations, net of income taxes	$—	$—	$—
Net income attributable to GCP shareholders(1)	$—	$0.01	$0.01
Weighted average number of diluted shares	73.0	—	73.0
(1) Amounts may not sum due to rounding

Notes to Consolidated Financial Statements (unaudited) - Continued
GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30, 2020
(In millions)	As Previously Reported	Adjustments	As Revised
Net (loss) income	$(1.2)	$0.6	$(0.6)
Other comprehensive income:
Currency translation adjustments, net of income taxes	4.9	—	4.9
Loss from hedging activities, net of income taxes	(0.1)	—	(0.1)
Total other comprehensive income	4.8	—	4.8
Comprehensive income	3.6	0.6	4.2
Less: Comprehensive loss attributable to noncontrolling interests	(0.1)	—	(0.1)
Comprehensive income attributable to GCP shareholders	$3.5	$0.6	$4.1

	Six Months Ended June 30, 2020
(In millions)	As Previously Reported	Adjustments	As Revised
Net income	$—	$1.2	$1.2
Other comprehensive loss:
Defined benefit pension and other postretirement plans, net of income taxes	0.1	—	0.1
Currency translation adjustments, net of income taxes	(28.9)	—	(28.9)
Gain from hedging activities, net of income taxes	0.1	—	0.1
Total other comprehensive loss	(28.7)	—	(28.7)
Comprehensive loss	(28.7)	1.2	(27.5)
Less: Comprehensive loss attributable to noncontrolling interests	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to GCP shareholders	$(28.9)	$1.2	$(27.7)

Notes to Consolidated Financial Statements (unaudited) - Continued
GCP Applied Technologies Inc.
Consolidated Statements of Stockholders' Equity (unaudited)

(In millions)	As Previously Reported	Adjustments	As Revised
Total Stockholders' Equity:
Balance, December 31, 2019	$541.1	$(0.1)	$541.0
Net income	—	1.2	1.2
Share-based compensation	2.8	—	2.8
Exercise of stock options	0.7	—	0.7
Share repurchases	(0.3)	—	(0.3)
Dividends and other changes in non-controlling interest	(0.4)	—	(0.4)
Other comprehensive loss	(28.7)	—	(28.7)
Balance, June 30, 2020	$515.2	$1.1	$516.3

Notes to Consolidated Financial Statements (unaudited) - Continued
GCP Applied Technologies Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30, 2020
(In millions)	As Previously Reported	Adjustments	As Revised
OPERATING ACTIVITIES
Net income	$—	$1.2	$1.2
Less: Loss from discontinued operations	(0.3)	—	(0.3)
Income from continuing operations	0.3	1.2	1.5
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	22.7	—	22.7
Amortization of debt discount and financing costs	0.7	—	0.7
Stock-based compensation expense	2.3	—	2.3
Unrealized loss on foreign currency	1.6	—	1.6
Deferred income taxes	(5.8)	0.4	(5.4)
Loss on disposal of property and equipment	0.1	—	0.1
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	30.3	—	30.3
Inventories	(5.1)	—	(5.1)
Accounts payable	(13.5)	—	(13.5)
Pension assets and liabilities, net	1.6	—	1.6
Other assets and liabilities, net	(15.3)	(1.6)	(16.9)
Net cash provided by operating activities from continuing operations	19.9	—	19.9
Net cash used in operating activities from discontinued operations	(2.3)	—	(2.3)
Net cash provided by operating activities	17.6	—	17.6
INVESTING ACTIVITIES
Capital expenditures	(18.8)	—	(18.8)
Other investing activities	0.4	—	0.4
Net cash used in investing activities	(18.4)	—	(18.4)
FINANCING ACTIVITIES
Payments on finance lease obligations	(0.4)	—	(0.4)
Payments of tax withholding obligations related to employee equity awards	(0.3)	—	(0.3)
Proceeds from exercise of stock options	0.7	—	0.7
Payments of dividends to noncontrolling interests	(0.4)	—	(0.4)
Net cash used in financing activities from continuing operations	(0.4)	—	(0.4)
Effect of currency exchange rate changes on cash and cash equivalents	(5.6)	—	(5.6)
Decrease in cash and cash equivalents	(6.8)	—	(6.8)
Cash and cash equivalents, beginning of period	325.0	—	325.0
Cash and cash equivalents, end of period	$318.2	$—	$318.2
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases unpaid and included in accounts payable	$5.3	$—	$5.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We generally refer to the quarter ended June 30, 2021 as the "second quarter", the quarter ended June 30, 2020 as the "prior-year quarter", the quarter ended March 31, 2021 as the "first quarter", and the quarter ending September 30, 2021 as the "third quarter". Additionally, we generally refer to the six months ended June 30, 2021 as the "six months" and the six months ended June 30, 2020 as the "prior-year period". See Analysis of Operations for a discussion of our non-GAAP performance measures.
The unaudited Consolidated Financial Statements for the three and six months ended June 30, 2020 have been revised to correct prior period errors as discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies” and Note 18, “Revisions of Previously Issued Unaudited Consolidated Financial Statements” in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" on this Quarterly Report on Form 10-Q. Accordingly, the tables presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) reflect the impact of those revisions.
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

RESULTS OF OPERATIONS
Business Description Summary
We are engaged in the production and sale of specialty construction chemicals and specialty building materials through two global operating segments:
•Specialty Construction Chemicals. Our SCC operating segment provides products, services and technologies to the concrete and cement industries, including concrete add-mixtures and cement, as well as in-transit monitoring and management systems, which reduce the cost and improve the performance and quality of cement, concrete, mortar, masonry, and other cementitious-based construction materials.
•Specialty Building Materials. Our SBM operating segment produces and sells sheet and liquid membrane systems and other products that protect both new and existing structures from water, air, and vapor penetration, as well as from fire damage. We also manufacture and sell specialized cementitious and chemical grouts used for soil consolidation and leak-sealing applications in addition to a moisture barrier system and installation tools for the flooring industry.
We operate our business on a global scale. During the six months, approximately 50% of our sales were generated outside of the U.S. We operate and have locations in over 30 countries and transact business in over 30 currencies. We manage our operating segments on a global basis to serve global markets. Currency fluctuations affect our reported results of operations, cash flows, and financial position.
Impact of COVID-19 Pandemic
The global health crisis caused by the COVID-19 outbreak and its resurgences has and will continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. We have been closely monitoring the impact of COVID-19 and managing its effects on our business globally as the situation continues to evolve. During the six months, we saw an improvement in business conditions and construction market activity as global economies began to reopen. The impact of COVID-19 on our business varied across different geographies and product lines, with accelerated improvement seen during the second quarter when compared to the first quarter.
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
The following is an overview of our financial performance for the second quarter and six months compared with the prior-year periods.

(In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$253.4	$195.4	29.7%	$476.2	$412.1	15.6%
Cost of goods sold	160.3	118.0	35.8%	296.6	251.9	17.7%
Gross profit	93.1	77.4	20.3%	179.6	160.2	12.1%
Gross margin	36.7%	39.6%	(290) bps	37.7%	38.9%	(120) bps
Selling, general and administrative expenses	64.2	66.0	(2.7)%	130.8	134.1	(2.5)%
Research and development expenses	4.3	3.7	16.2%	8.8	8.6	2.3%
Interest expense and related financing costs	5.6	5.0	12.0%	11.2	10.7	4.7%
Repositioning expenses	0.5	1.0	(50.0)%	1.8	3.7	(51.4)%
Restructuring expenses and asset write offs	6.5	0.4	NM	14.1	3.5	NM
Other income, net	(5.5)	(2.7)	NM	(7.2)	(4.9)	46.9%
Total costs and expenses	75.6	73.4	3.0%	159.5	155.7	2.4%
Income from continuing operations before income taxes	17.5	4.0	NM	20.1	4.5	NM
Provision for income taxes	(7.0)	(4.6)	52.2%	(8.0)	(3.0)	NM
Income (loss) from continuing operations	10.5	(0.6)	NM	12.1	1.5	NM
Loss from discontinued operations, net of income taxes	(0.2)	—	(100.0)%	(0.2)	(0.3)	(33.3)%
Net income (loss)	10.3	(0.6)	NM	11.9	1.2	NM
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	—%	(0.2)	(0.2)	—%
Net income (loss) attributable to GCP shareholders	$10.2	$(0.7)	NM	$11.7	$1.0	NM
Income (loss) from continuing operations attributable to GCP shareholders	$10.4	$(0.7)	NM	$11.9	$1.3	NM
Diluted EPS from continuing operations attributable to GCP shareholders	$0.14	$(0.01)	NM	$0.16	$0.02	NM
Net sales:
Specialty Construction Chemicals	$144.6	$115.9	24.8%	$268.5	$241.3	11.3%
Specialty Building Materials	108.8	79.5	36.9%	207.7	170.8	21.6%
Total GCP net sales	$253.4	$195.4	29.7%	$476.2	$412.1	15.6%
Net sales by region:
North America	$132.1	$112.3	17.6%	$250.2	$231.5	8.1%
Europe Middle East Africa (EMEA)	54.1	34.6	56.4%	98.7	78.9	25.1%
Asia Pacific	52.6	39.7	32.5%	99.3	80.0	24.1%
Latin America	14.6	8.8	65.9%	28.0	21.7	29.0%
Total net sales by region	$253.4	$195.4	29.7%	$476.2	$412.1	15.6%

Second Quarter Performance Summary
Following is a summary of our financial performance for the second quarter compared with the prior-year quarter.
•Net sales increased 29.7% to $253.4 million.
•Gross profit increased 20.3% to $93.1 million; gross margin decreased approximately 290 basis points to 36.7%.
•Selling, general, and administrative expenses decreased 2.7% to $64.2 million.
•Income from continuing operations attributable to GCP shareholders was $10.4 million, or $0.14 per diluted share, compared to a loss from continuing operations attributable to GCP shareholders of $0.7 million, or $0.01 per diluted share, for the prior-year quarter.
GCP Overview
Net Sales and Gross Margin

The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the period.

	Three Months Ended June 30, 2021 as a Percentage Increase (Decrease) from Three Months Ended June 30, 2020
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	18.6%	1.9%	4.3%	24.8%
Specialty Building Materials	32.3%	—%	4.6%	36.9%
Net sales	24.1%	1.2%	4.4%	29.7%
By Region:
North America	16.1%	0.8%	0.7%	17.6%
Europe Middle East Africa	40.8%	2.5%	13.1%	56.4%
Asia Pacific	25.8%	(1.5)%	8.2%	32.5%
Latin America	53.4%	12.3%	0.2%	65.9%

	Six Months Ended June 30, 2021 as a Percentage Increase (Decrease) from Six Months Ended June 30, 2020
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
Specialty Construction Chemicals	8.0%	0.8%	2.5%	11.3%
Specialty Building Materials	18.3%	(0.1)%	3.4%	21.6%
Net sales	12.3%	0.4%	2.9%	15.6%
By Region:
North America	7.7%	—%	0.4%	8.1%
Europe Middle East Africa	14.5%	1.1%	9.5%	25.1%
Asia Pacific	18.7%	(1.2)%	6.6%	24.1%
Latin America	30.2%	8.1%	(9.3)%	29.0%
Net sales of $253.4 million for the second quarter increased $58.0 million, or 29.7%, from the prior-year quarter primarily due to higher sales volumes and favorable impact of foreign currency translation. Sales volumes were higher in the second quarter due to increased construction activity in all regions.
Gross profit of $93.1 million for the second quarter increased $15.7 million, or 20.3%, from the prior-year quarter primarily due to higher sales volumes. Gross margin decreased 290 basis points to 36.7% primarily due to higher raw material and logistics costs, partially offset by improved operational productivity and the favorable impact of higher volumes and price.
Net sales of $476.2 million for the six months increased $64.1 million, or 15.6%, compared with the prior-year period primarily due to higher sales volumes in SCC and SBM and the favorable impact of foreign currency translation. Sales volumes were higher in the six months due to increased construction activity in all regions.
Gross profit of $179.6 million for the six months increased $19.4 million, or 12.1%, compared with the prior-year period, primarily due to higher sales volumes in SCC and SBM. Gross margin decreased 120 basis points to 37.7% primarily due to higher raw material and logistics costs, partially offset by improved operational productivity and the favorable impact of higher volumes.

Selling, General, and Administration Expenses
Selling, general and administrative costs of $64.2 million decreased $1.8 million, or 2.7%, for the second quarter compared to the prior-year quarter primarily due to shareholder activism and other related costs incurred during the prior-year quarter and lower employee-related costs resulting from restructuring programs. These favorable impacts were partially offset by higher employee incentive compensation costs and higher facility costs related to the corporate headquarters.
Selling, general and administrative costs of $130.8 million decreased $3.3 million, or 2.5%, for the six months compared to the prior-year period primarily due shareholder activism and other related costs incurred during the prior-year period and lower employee-related costs resulting from restructuring programs. These favorable impacts were partially offset by higher employee incentive compensation costs and higher facility costs related to corporate headquarters relocation.

Restructuring and Repositioning Expenses
2021 Restructuring Plan
On March 30, 2021, the Board approved a business restructuring and repositioning plan related to the relocation of our corporate headquarters to the Atlanta, Georgia area, the closure of the Cambridge, Massachusetts campus, the build-out of new global research and development locations near the Boston /Cambridge area, as well as the consolidation of other regional facilities and offices, including an organizational redesign, which is expected to lower costs.
Cumulative costs incurred under the 2021 Plan since its inception were $13.8 million with expected total costs of $26 million-$29 million. We have achieved total annualized pre-tax cost savings through a reduction in general and administrative expenses and a reduction in overhead costs under the 2021 Plan of approximately $5 million as of June 30, 2021, which benefited both the SCC and the SBM operating segments and corporate functions. We expect to realize total pre-tax cost structure savings associated with the 2021 Plan of approximately $13 million to $15 million mostly in general, administrative and overhead costs, with most of the savings occurring in 2022. Substantially all of the restructuring actions under the 2021 Plan are expected to be completed by June 30, 2022. With the exception of asset write offs, substantially all of the restructuring and repositioning activities are expected to be settled in cash.
2019 Restructuring and Repositioning Plan
On February 22, 2019, the Board approved a business restructuring and repositioning plan. The 2019 Plan is focused on our global supply chain strategy, processes and execution, including our manufacturing, purchasing, logistics, and warehousing operations. The plan also addresses our service delivery model, primarily in North America, to streamline the Company’s pursuit of combined admixture and VERIFI® opportunities. The program was substantially completed as of December 31, 2020.
Cumulative costs incurred under the 2019 Plan since its inception were $12.6 million. We achieved annualized pre-tax cost savings of approximately $18 million through a reduction in cost of goods sold as a result of supply chain, warehouse operations, and logistical enhancements that benefited both the SCC and SBM operating segments under the 2019 Plan. We expect to achieve total estimated cost savings of approximately $18 million. Substantially all of the activities under the 2019 Plan were completed as of December 31, 2020.
2019 Phase 2 Restructuring and Repositioning Plan
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
Cumulative costs incurred under the 2019 Phase 2 Plan since its inception were $33.8 million. We have achieved total annualized pre-tax cost savings through a reduction in general and administrative expenses under the 2019 Phase 2 Plan of approximately $19 million as of June 30, 2021, which benefited both the SCC and the SBM operating segments and corporate functions. We expect to achieve total estimated cost savings of approximately $21 million. With the exception of asset write offs, substantially all of the restructuring and repositioning activities are expected to be settled in cash.
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
"Certain pension costs" represent ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits. Certain pension costs during the second quarter and six months were $1.5 million and $2.9 million, respectively compared with $1.3 million and $2.6 million, respectively, for the corresponding prior-year periods. The increase was primarily due to the increase in the expected return on plan assets. We did not incur any "pension mark-to-market adjustment and other related costs" in the second quarter or the prior-year quarter.
Other Income, Net
Other income, net consists primarily of interest income, foreign currency exchange gains (losses), defined benefit pension expenses exclusive of service costs, income from our Transition Services Agreement related to the sale of Darex, and other items.
Other income, net was $5.5 million and $2.7 million, respectively, during the second quarter and the prior-year quarter. The increase of $2.8 million was primarily due to an indirect tax recovery in Brazil and higher interest income recognized in the second quarter. The impact of these items was partially offset by a lower foreign currency exchange gains in the second quarter when compared to the prior-year quarter.
Other income, net was $7.2 million and $4.9 million, respectively, during the six months and the prior-year period. The increase of $2.3 million was primarily due to an indirect tax recovery in Brazil and higher interest income recognized in the second quarter. The impact of these items was partially offset by a lower foreign currency exchange gains in the second quarter when compared to the prior-year quarter.
Income Taxes
Income taxes attributable to continuing operations during the second quarter and the prior-year quarter was income tax expense of $7.0 million and $4.6 million, respectively, representing effective tax rates of 40.0% and 115.0%, respectively.
Income tax attributable to continuing operations during the six months and the prior-year period was an income tax expense of $8.0 million and $3.0 million, respectively, representing effective tax rates of 39.8% and 66.7%, respectively.
The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the for the second quarter and the six months was primarily due to an income tax rate change in the United Kingdom, non-deductible executive compensation and other expenses, and foreign rate differential, offset by a valuation release in France.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when tax efficient.

Income from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $10.4 million for the second quarter compared to a loss from continuing operations attributable to GCP shareholders of $0.7 million of the prior-year quarter. The increase was primarily attributable to higher gross profit, partially offset by higher restructuring costs.
Income from continuing operations attributable to GCP shareholders was $11.9 million for the six months compared to $1.3 million for the prior-year period. The increase was primarily attributable to higher gross profit and decreased selling, general and administrative expenses, partially offset by higher restructuring costs and an increase in the provision for income taxes.
On July 3, 2017, we completed the sale of our Darex business to Henkel. The results of operations of the Darex segment are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Unless otherwise noted, the discussion and analysis pertains only to our continuing operations.

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
Specialty Construction Chemicals (SCC)
Net Sales and Gross Margin
Net sales were $144.6 million for the second quarter, an increase of $28.7 million, or 24.8%, compared with the prior-year quarter. The increase was primarily due to higher sales volumes and the favorable impact of foreign currency translation. Sales volumes increased 18.6% in the second quarter compared with the prior-year quarter. Concrete and Cement volumes increased 17.9% and 20.4%, respectively.
Gross profit was $52.2 million for the second quarter, an increase of $6.5 million, or 14.2%, compared with the prior-year quarter, primarily due to higher sales volumes. Gross margin decreased 330 basis points to 36.1% compared with the prior-year quarter primarily due to higher raw material costs, partially offset by improved operational productivity.
Net sales were $268.5 million for the six months, an increase of $27.2 million, or 11.3%, compared with the prior-year period. The increase was primarily due to higher sales volumes in EMEA, Asia Pacific, and Latin America, as well as the favorable impact of foreign currency translation.
Sales volumes increased 8.0% for the six months compared with the prior-year period due to higher construction and manufacturing activity. Concrete and Cement volumes increased 7.4% and 9.8%, respectively, for the six months compared with the prior-year period.

Gross profit was $97.6 million for the six months, an increase of $4.3 million, or 4.6%, compared with the prior-year period, primarily due to higher sales volumes. Gross margin decreased 230 basis points to 36.4% compared with the prior-year period primarily due to higher raw material costs, partially offset by improved operational productivity.

Segment Operating Income and Operating Margin
Segment operating income of $15.3 million for the second quarter increased $5.3 million, or 53.0%, compared with the prior-year quarter primarily due to higher gross profit. Segment operating margin of 10.6% increased 200 basis points compared with the prior-year quarter primarily due to higher sales volumes positively impacting operating leverage, partially offset by lower gross margin.

Segment operating income of $21.4 million for the six months increased $2.9 million, or 15.7%, compared with the prior-year period primarily due to higher gross profit, partially offset by higher depreciation and amortization costs and increased expenses related to our growth initiatives. Segment operating margin of 8.0% increased 30 basis points compared with the prior-year period primarily due to higher sales volumes positively impacting operating leverage, partially offset by lower gross margin.

Specialty Building Materials (SBM)
Net Sales and Gross Margin
Net sales were $108.8 million for the second quarter, an increase of $29.3 million, or 36.9%, compared with the prior-year quarter primarily due to higher sales volumes in all regions, as well as the favorable impact of foreign currency translation.
Residential volumes increased 44.0% for the second quarter driven by the strong demand in North America for roofing materials. Building Envelope and Specialty Construction Products volumes increased 29.8% and 30.1%, respectively, in the second quarter compared with the prior-year quarter primarily due to higher construction activity.
Gross profit was $41.4 million for the second quarter, an increase of $9.2 million, or 28.6%, from the prior-year quarter, while gross margin decreased 240 basis points to 38.1% primarily due to higher raw material costs.
Net sales were $207.7 million for the six months, an increase of $36.9 million, or 21.6%, compared with the prior-year period primarily due to higher sales volumes in all regions and the favorable impact of foreign currency translation.
Sales volumes increased 18.3% in the six months compared with the prior-year period due to higher construction and manufacturing activity in all regions. Residential volumes increased 57.1% for the six months driven by the strong demand in North America for roofing materials. Building Envelope and Specialty Construction Products volumes increased 10.3% and 12.6%, respectively, for the six months compared with the prior-year period primarily due to higher construction activity.
Gross profit was $82.8 million for the six months, an increase of $15.0 million, or 22.1%, primarily due to higher sales volumes. Gross margin increased 20 basis points to 39.9% from the prior-year period primarily due to higher raw material costs, partially offset the improved productivity related to raw material utilization.

Segment Operating Income and Operating Margin
Segment operating income of $19.9 million for the second quarter increased by $8.3 million, or 71.6%, compared with the prior-year quarter primarily due to higher gross profit. Segment operating margin increased 370 basis points to 18.3% primarily due primarily due to higher sales volumes resulting in improved operating leverage.
Segment operating income of $39.3 million for the six months increased by $13.6 million, or 52.9%, compared with the prior-year period primarily due to higher gross profit. Segment operating margin increased 390 basis points to 18.9% primarily due to higher sales volumes resulting in improved operating leverage.
Analysis of Operations
We have set forth in the table below our key operating statistics with percentage changes for the second quarter and six months compared to the corresponding prior-year periods. In the Analysis of Operations (the "table"), we present financial information in accordance with U.S. GAAP, as well as certain non-GAAP financial measures, which we describe below in further detail.
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

Analysis of Operations (In millions, except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Profitability performance measures:
Adjusted EBIT (A):
Specialty Construction Chemicals segment operating income	$15.3	$10.0	53.0%	$21.4	$18.5	15.7%
Specialty Building Materials segment operating income	19.9	11.6	71.6%	39.3	25.7	52.9%
Corporate costs (B)	(6.8)	(6.3)	7.9%	(14.0)	(12.2)	14.8%
Certain pension costs (C)	(1.5)	(1.3)	15.4%	(2.9)	(2.6)	11.5%
Adjusted EBIT (non-GAAP)	$26.9	$14.0	92.1%	$43.8	$29.4	49.0%
Repositioning expenses	(0.5)	(1.0)	(50.0)%	(1.8)	(3.7)	(51.4)%
Restructuring expenses and asset write offs	(6.5)	(0.4)	NM	(14.1)	(3.5)	NM
Shareholder activism and other related costs (D)	—	(3.8)	100.0%	—	(7.4)	100.0%
Third-party and other acquisition-related costs	(0.4)	(0.2)	100.0%	(0.5)	(0.7)	(28.6)%
Gain on Brazil tax recoveries (E)	3.3	—	100.0%	3.3	—	100.0%
Interest expense, net	(5.4)	(4.7)	14.9%	(10.8)	(9.8)	10.2%
Provision for income taxes	(7.0)	(4.6)	52.2%	(8.0)	(3.0)	NM
Income (loss) from continuing operations attributable to GCP shareholders	$10.4	$(0.7)	NM	$11.9	$1.3	NM
Income (loss) from continuing operations attributable to GCP shareholders as a percentage of net sales	4.1%	(0.4)%	450 bps	2.5%	0.3%	220 bps
Diluted EPS from continuing operations (U.S. GAAP)	$0.14	$(0.01)	NM	$0.16	$0.02	NM
Adjusted EPS (non-GAAP)	$0.22	$0.10	NM	$0.33	$0.20	65.0%

Analysis of Operations (In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Gross Profit:
Specialty Construction Chemicals	$52.2	$45.7	14.2%	$97.6	$93.3	4.6%
Specialty Building Materials	41.4	32.2	28.6%	82.8	67.8	22.1%
Adjusted Gross Profit (non-GAAP)	93.6	77.9	20.2%	180.4	161.1	12.0%
Corporate costs and pension costs in cost of goods sold (C)	(0.5)	(0.5)	—%	(0.8)	(0.9)	(11.1)%
Total GCP Gross Profit (U.S. GAAP)	$93.1	$77.4	20.3%	$179.6	$160.2	12.1%
Gross Margin:
Specialty Construction Chemicals	36.1%	39.4%	(330) bps	36.4%	38.7%	(230) bps
Specialty Building Materials	38.1%	40.5%	(240) bps	39.9%	39.7%	20 bps
Adjusted Gross Margin (non-GAAP)	36.9%	39.9%	(300) bps	37.9%	39.1%	(120) bps
Corporate costs and pension costs in cost of goods sold	(0.2)%	(0.3)%	10 bps	(0.2)%	(0.2)%	— bps
Total GCP Gross Margin (U.S. GAAP)	36.7%	39.6%	(290) bps	37.7%	38.9%	(120) bps
Adjusted EBIT (A)(B)(C):
Specialty Construction Chemicals segment operating income	$15.3	$10.0	53.0%	$21.4	$18.5	15.7%
Specialty Building Materials segment operating income	19.9	11.6	71.6%	39.3	25.7	52.9%
Corporate and certain pension costs	(8.3)	(7.6)	9.2%	(16.9)	(14.8)	14.2%
Total GCP Adjusted EBIT (non-GAAP)	$26.9	$14.0	92.1%	$43.8	$29.4	49.0%
Depreciation and amortization:
Specialty Construction Chemicals	$6.8	$6.8	—%	$13.7	$13.2	3.8%
Specialty Building Materials	3.8	3.6	5.6%	7.6	7.2	5.6%
Corporate	0.5	1.3	(61.5)%	1.1	2.3	(52.2)%
Total GCP depreciation and amortization	$11.1	$11.7	(5.1)%	$22.4	$22.7	(1.3)%
Adjusted EBITDA:
Specialty Construction Chemicals	$22.1	$16.8	31.5%	$35.1	$31.7	10.7%
Specialty Building Materials	23.7	15.2	55.9%	46.9	32.9	42.6%
Corporate and certain pension costs	(7.8)	(6.3)	23.8%	(15.8)	(12.5)	26.4%
Total GCP Adjusted EBITDA (non-GAAP)	$38.0	$25.7	47.9%	$66.2	$52.1	27.1%
Adjusted EBIT Margin:
Specialty Construction Chemicals	10.6%	8.6%	200 bps	8.0%	7.7%	30 bps
Specialty Building Materials	18.3%	14.6%	370 bps	18.9%	15.0%	390 bps
Total GCP Adjusted EBIT Margin (non-GAAP)	10.6%	7.2%	340 bps	9.2%	7.1%	210 bps
Adjusted EBITDA Margin:
Specialty Construction Chemicals	15.3%	14.5%	80 bps	13.1%	13.1%	— bps
Specialty Building Materials	21.8%	19.1%	270 bps	22.6%	19.3%	330 bps
Total GCP Adjusted EBITDA Margin (non-GAAP)	15.0%	13.2%	180 bps	13.9%	12.6%	130 bps

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
(E)Gain on Brazil tax recoveries relate to a favorable court decision granting GCP the right to recover $3.3 million of state value-added tax. Refer to Note 10 for additional information.
bps    Basis points, defined as one hundredth of one percent.
NM    Not meaningful.

Corporate Costs
Corporate costs include certain functional support costs, the impacts of foreign exchange, certain performance-based employee incentive compensation, public company costs, and other costs that are not allocated or directly attributable to our operating segments.

Corporate costs were $6.8 million for the second quarter, an increase of $0.5 million, or 7.9%, compared with the prior-year quarter. The increase was primarily related to higher employee incentive compensation and increased facility costs, partially offset by cost savings attributable to our restructuring programs.

Corporate costs were $14.0 million for the six months, an increase of $1.8 million, or 14.8%, compared with the prior-year period. The increase was primarily related to higher employee incentive compensation and increased facility costs.

Adjusted EBIT
Adjusted EBIT was $26.9 million for the second quarter, compared with $14.0 million from the prior-year quarter due to higher operating income for SCC and SBM.
Adjusted EBIT margin was 10.6% for the second quarter, an increase of 340 basis points, primarily due to the benefit of operating leverage, partially offset by lower gross margin.
Adjusted EBIT was $43.8 million for the six months, compared with $29.4 million from the prior-year period due to higher operating income for SCC and SBM.
Adjusted EBIT margin was 9.2% for the six months, an increase of 210 basis points, primarily due to the benefit of operating leverage, partially offset by lower gross margin.

Adjusted EBITDA
Adjusted EBITDA was $38.0 million for the second quarter, an increase of 47.9% compared with the prior-year quarter, primarily due to higher Adjusted EBIT.

Adjusted EBITDA Margin was 15.0% for the second quarter, an increase of 180 basis points compared to the prior-year period, primarily due to higher Adjusted EBIT margin.

Adjusted EBITDA was $66.2 million for the six months, an increase of 27.1% compared with the prior-year period, primarily due to higher Adjusted EBIT.

Adjusted EBITDA Margin was 13.9% for the six months, an increase of 130 basis points compared to the prior-year quarter, primarily due to higher Adjusted EBIT margin.

Adjusted EPS
Adjusted EPS was $0.22 per diluted share in the second quarter compared to $0.10 in the prior quarter. Adjusted EPS was $0.33 per diluted share in the six months compared to $0.20 in the prior-year period.
The following table reconciles Diluted EPS (U.S. GAAP) to Adjusted EPS (non-GAAP):

	Three Months Ended June 30,
	2021				2020
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (U.S. GAAP)				$0.14				$(0.01)
Repositioning expenses	$0.5	$0.2	$0.3	—	$1.0	$0.2	$0.8	0.01
Restructuring expenses and asset write offs	6.5	1.4	5.1	0.07	0.4	0.1	0.3	—
Gain on Brazil tax recoveries	(3.3)	(1.1)	(2.2)	(0.03)	—	—	—	—
Shareholder activism and other related costs	—	—	—	—	3.8	1.0	2.8	0.04
Third-party and other acquisition-related costs	0.4	—	0.4	0.02	0.2	—	0.2	—
Discrete tax and other items, including adjustments to uncertain tax positions	—	(1.1)	1.1	0.02	—	(3.6)	3.6	0.06
Adjusted EPS (non-GAAP)				$0.22				$0.10

	Six Months Ended June 30,
	2021				2020
(In millions, except per share amounts)	Pre- Tax	Tax Effect	After- Tax	Per Share	Pre- Tax	Tax Effect	After- Tax	Per Share
Diluted EPS from continuing operations (U.S. GAAP)				$0.16				$0.02
Repositioning expenses	$1.8	$0.5	$1.3	0.02	3.7	0.9	2.8	0.04
Restructuring expenses and asset write offs	14.1	3.4	10.7	0.15	3.5	0.9	2.6	0.04
Gain on Brazil tax recoveries	(3.3)	(1.1)	(2.2)	(0.03)	—	—	—	—
Shareholder activism and other related costs	—	—	—	—	7.4	1.9	5.5	0.08
Third-party and other acquisition-related costs	0.5	—	0.5	0.01	0.7	0.2	0.5	0.01
Discrete tax and other items, including adjustments to uncertain tax positions	—	(1.4)	1.4	0.02	—	(1.0)	1.0	0.01
Adjusted EPS (non-GAAP)				$0.33				$0.20

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following is an analysis of our financial condition, liquidity and capital resources at June 30, 2021.
At June 30, 2021 and December 31, 2020, we had $488.9 million and $482.7 million, respectively, in cash and cash equivalents. Cash inflows (outflows) from operating, investing and financing activities related to continuing operations were $21.0 million, $(14.8) million and $2.1 million, respectively, during the six months. Cash inflows (outflows) from operating, investing and financing activities related to continuing operations were $19.9 million, $(18.4) million and $(0.4) million, respectively, during the prior-year period. Our principal uses of cash generally consist of capital investments, acquisitions and working capital investments. We believe our liquidity and capital resources, including cash on hand and cash we expect to generate during 2021 and thereafter, future borrowings, if any, as well as other available liquidity and capital resources discussed further below, are sufficient to finance our operations and growth strategy and to meet our debt obligations.
Sale and Relocation of Corporate Headquarters
On July 31, 2020, we sold our corporate headquarters located at 62 Whittemore Avenue, Cambridge, Massachusetts 02140 to IQHQ, L.P, entered into a leaseback transaction with the buyer, and received from the buyer cash proceeds of $122.5 million, net of the related transaction costs and commissions of $2.5 million, pursuant to the sale of the property. During 2020, we made cash tax payments of approximately $15 million related to the gain on sale of $110.2 million and expect to make additional cash tax payments of approximately $13 million in future years. The lease commenced on July 31, 2020 and has an initial rent-free term of eighteen months which can be extended for an additional six months at our option, subject to monthly rental payments of $0.6 million. The exercise of the extension option was not reasonably certain as of June 30, 2021. Pursuant to the terms of the lease, we are required to make certain payments for real estate taxes and other operating expenses related to the property.
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
Share Repurchase Program
On July 30, 2020, our Board of Directors authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. Share repurchases under the program may be made from time to time at Board's discretion through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program is subject to a periodic review by the Board and may be suspended periodically or discontinued at any time. We plan to fund repurchases from our existing cash balance. We did not repurchase any shares during the six months.
Cash Resources and Available Credit Facilities
At June 30, 2021, we had available liquidity of $876.1 million, consisting of $488.9 million in cash and cash equivalents, of which $325.5 million was held in the U.S., $347.4 million available under our revolving credit facility, and $39.8 million available under various non-U.S. credit facilities.
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

Consolidated Financial Statements included in the 2020 Annual Report in the Form 10-K for a discussion of our cash and cash equivalents.
The following table summarizes our non-U.S. credit facilities as of June 30, 2021:

(In millions)	Maximum Borrowing Amount	Available Liquidity	Maturity Date
Singapore	$6.0	$6.0	4/15/2023
China	8.0	6.1	4/15/2023
Australia	5.5	4.9	4/15/2023
Canada	6.1	6.1	4/15/2023
India	5.0	3.3	4/15/2023
Korea	2.0	2.0	4/15/2023
Hong Kong	3.0	3.0	4/15/2023
Other countries	9.5	8.4	Open ended
Total	$45.1	$39.8

Analysis of Cash Flows
The following table summarizes our cash flows for the six months and prior-year period:

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by operating activities from continuing operations	$21.0	$19.9
Net cash used in investing activities from continuing operations	(14.8)	(18.4)
Net cash provided by (used in) financing activities from continuing operations	2.1	(0.4)
Net cash provided by operating activities from continuing operations during the six months was $21.0 million compared to $19.9 million for the prior-year period. The period-over-period change was primarily due to an increase in income from continuing operations and the changes in accounts payable and other accrued liabilities, partially offset by the changes in accounts receivable and inventories, as well as higher restructuring and repositioning payments compared to the prior-year period.
Net cash used by investing activities from continuing operations during the six months was $14.8 million compared to $18.4 million during the prior-year period. The period-over-period change was primarily due to reduced capital expenditures in the current period.
Net cash provided by financing activities from continuing operations during the six months was $2.1 million compared to $0.4 million of cash used during the prior-year period. The period-over-period change was primarily due to higher proceeds received from the exercise of stock options in the current period.
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans' status during the six months and the prior-year period, there were no minimum required payments under ERISA. We made contributions of $0.1 million and $0.3 million, respectively, to the U.S. pension plans during the second quarter and six months. We made contributions of $0.6 million and $0.7 million, respectively, to the U.S. pension plans during the prior year periods. We intend to fund non-U.S. pension plans based upon applicable legal requirements, as well as actuarial and trustee recommendations. We contributed $0.5 million and $0.8 million, respectively, to the non-U.S. plans during the second quarter and six months period. During the prior year periods, we contributed $0.3 million and $0.8 million, respectively, to these non-U.S. plans. Please refer to Note 8, "Pension Plans and Other Postretirement Benefit Plans," in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for further discussion on our pension and other postretirement benefit plans.

Debt and Other Contractual Obligations
Debt
Total debt outstanding at June 30, 2021 and December 31, 2020 was $351.3 million and $351.7 million, respectively. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows. Subject to certain conditions stated in the Indenture, we may, at our option and at any time and from time to time, redeem the 5.5% Senior Notes prior to their maturity date in whole or in part at certain redemption prices, as discussed in Note 8, "Debt and Other Borrowings", in the Notes to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of the 2020 Annual Report on Form 10-K.
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
Please refer to Note 10, "Commitments and Contingencies", in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of financial assurances and other contingencies.
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
We grant equity awards to certain key employees which include restricted share units (“RSUs”), as well as stock options and performance-based units (“PBUs”) with and without market conditions in accordance with provisions of the GCP Applied Technologies Inc. Equity and Incentive Plan (the "Plan"), as amended and restated on February 28, 2017, and the GCP Applied Technologies Inc. 2020 Inducement Plan (the “Inducement Plan”) adopted on October 1, 2020. We make estimates related to the likelihood of achieving performance goals for PBUs that vest upon the satisfaction of these goals. The number of shares ultimately provided to employees who received a PBU grant will be based on the level of achievement of these Company targets. PBUs are remeasured during each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards, as described in Note 14, “Stock Incentive Plans”, in the Notes to the unaudited Consolidated Financial Statements included in Item 1, "Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. As a result, these awards are subject to volatility until the payout is determined at the end of the performance period. A hypothetical change in the expected payout target of PBUs granted in 2021 and 2020 from 100% to 0% would result in a stock-based compensation expense reduction of $1.8 million for the six months.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Management's Plan to Remediate the Material Weaknesses

In connection with the financial close process and preparation of the consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. Refer to Item 9A within the 2020 Annual Report on Form 10-K for the specific detail on material weaknesses identified. The material weaknesses resulted in the correction of immaterial errors and the revisions of our consolidated financial statements as of and for the years ended December 31, 2019 and 2018 and our quarterly consolidated financial statements for the first three quarterly periods of the year ended December 31, 2020 and for each of the quarterly periods of the year ended December 31, 2019. The identified errors did not result in material misstatements to our quarterly or annual financial statements.

In order to address the material weaknesses in internal control over financial reporting and revenue recognition and the close process, management, with direction from the Audit Committee, has begun the process of remediation to address the control deficiencies that led to these material weaknesses. Specifically, management has:

•Initiated personnel changes at GCP within the Accounting organization.
•Engaged third party experts to assist management in assessing current processes and designing improved processes and controls at GCP specifically over the revenue recognition and close processes.
•Reviewed business processes surrounding revenue recognition as well as the close process along with the performance of the risk assessment and identified and began the implementation of enhanced procedures and related internal controls at GCP.
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
•Enhance and update business process, policies and procedure documentation.

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management will continue to review and make necessary change to the overall design of the Company’s internal control environment as well as policies and procedures to improve the overall effectiveness of internal controls over revenue recognition and the close process. Management believes the measures described above and others that will be implemented will remediate the material weaknesses identified and will strengthen the Company’s internal controls over financial reporting. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management expects these remediation efforts as well as other future remediation efforts related to the material weaknesses will be effectively implemented in 2021 and 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 30, 2020, our Board of Directors authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. We did not repurchase any shares during the second quarter.

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
3.5
Amendment to the Amended and Restated By-Laws of GCP Applied Technologies Inc., dated May 6, 2021 (incorporated herein by reference to Exhibit 3.1 to GCP’s Current Report on Form 8-K filed on May 7, 2021).

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

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: August 5, 2021	By:	/s/ SIMON M. BATES
Simon M. Bates President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ CRAIG A. MERRILL
Craig A. Merrill Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021	By:	/s/ JAMES M. WADDELL
James M. Waddell Vice President and Chief Accounting Officer (Principal Accounting Officer)