Form 10-K
period 2021-12-31
GCP Applied Technologies Inc.
filed 2022-03-01
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-37533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State of Incorporation)	(I.R.S. Employer Identification No.)
2325 Lakeview Parkway, Alpharetta, Georgia 30009

(Address of principal executive offices)
Registrant’s telephone number, including area code: (617) 876-1400

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value	GCP	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of GCP Applied Technologies’ voting and non-voting common equity held by non-affiliates at June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $23.25 as reported on the New York Stock Exchange was $1,712,529,642.
At February 24, 2022, there were 73,983,329 shares of GCP Applied Technologies Common Stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for our 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Presentation of Information
Unless the context requires otherwise, references to “GCP Applied Technologies Inc.”, “GCP”, “we”, “us”, “our” and “the Company” refer to GCP Applied Technologies Inc., and its consolidated subsidiaries for periods subsequent to its separation from W.R. Grace & Co. on February 3, 2016. Our fiscal year ends on December 31 and whenever a particular year is referenced, it means the fiscal year ended or ending in that particular calendar year. Unless the context indicates otherwise, references to “Grace” refer to W.R. Grace & Co., and its consolidated subsidiaries, which is the Company’s former parent company. References in this Annual Report on Form 10-K to the “Separation” refer to the legal separation and transfer of Grace’s construction products and packaging technologies businesses to the Company through a dividend distribution of all of the then-outstanding common stock of GCP to Grace shareholders on February 3, 2016. Our references to “advanced economies” and “emerging regions” refer to classifications established by the International Monetary Fund.
Forward-Looking Statements
This document contains, and our other public communications may contain, forward-looking statements, that is, information related to future, not historical events. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues” or similar expressions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; strategic alternatives; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements, or that could cause other forward-looking statements to prove incorrect, include, without limitation, risks related to: the cyclical and seasonal nature of the industries that GCP serves; foreign operations, especially in emerging regions; changes in currency exchange rates; business disruptions due to public health or safety emergencies, such as the novel strain of coronavirus (“COVID-19”) pandemic; the cost and availability of raw materials and energy; the effectiveness of GCP’s research and development, new product introductions and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding liquidity and indebtedness, including debt covenants and interest rate exposure; developments affecting GCP’s funded and unfunded pension obligations; the timing of the closing of the proposed merger, including the risks that a condition to closing would not be satisfied within the expected timeframe and the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the proposed merger agreement; warranty and product liability claims; legal proceedings; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; the handling of hazardous materials and the costs of compliance with environmental regulations; extreme weather events and natural disasters. These and other factors are identified and described in more detail in Item 1A of this Annual Report on Form 10-K, and GCP’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which have been filed with the Securities and Exchange Commission (“SEC”) and are available online at www.sec.gov. Our reported results should not be considered as an indication of our future performance. Readers are cautioned not to place undue reliance on GCP’s projections and forward-looking statements, which speak only at the date thereof. GCP undertakes no obligation to publicly release any revision to the projections and forward-looking statements contained in this document, or to update them to reflect events or circumstances occurring after the date of this document.
Trademarks and Trade Names
We own or have rights to trademarks, service marks, copyrights and trade names that we use in conjunction with the operation of our business, including, except as otherwise indicated, the trademarks, service marks or trade names used in this report. A mark designated with a circled “R” (e.g., ADVA®) means that the mark has been registered in the United States (“U.S.”) or other countries where we sell products. This report may also include trademarks, service marks and trade names of other companies. Each trademark, service mark or trade name of any other company appearing in this Annual Report on Form 10-K belongs to its holder. Unless otherwise indicated, use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with the trade name owner, or endorsement or sponsorship by us of the trademark, service mark or trade name owner.

PART I.

ITEM 1.    BUSINESS

BUSINESS OVERVIEW
GCP Applied Technologies Inc. is a global provider of construction products and technologies that include admixtures and additives for concrete and cement, in-transit concrete monitoring and management system, high-performance waterproofing products and specialty construction products. The Company is a leader in its two global operating segments. The Specialty Construction Chemicals (“SCC”) operating segment produces concrete admixtures, which enhance the properties of concrete and other cementitious construction materials, cement additives, which improve the performance of Portland cement, the most widely used construction material in the world, as well as in-transit concrete monitoring and management and specialty systems. The Specialty Building Materials (“SBM”) operating segment produces building envelope, residential and specialty construction products that protect structures from water, vapor transmission, air penetration and fire damage.
In 2016, GCP entered into a separation and distribution agreement pursuant to which W.R. Grace & Co. (“Grace”) agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the “Separation”). In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the “Tax Sharing Agreement”). See Note 18, “Related Party Transactions” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for further information.
During 2021, we generated net sales of $970.1 million, income from continuing operations before income taxes of $33.9 million and net income of $21.5 million. Approximately 50% of our 2021 sales were generated outside of the U.S. We operate in more than 30 countries.
Proposed Merger
On December 5, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Cyclades Parent, Inc., or Parent, and Cyclades Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub, and Compagnie de Saint-Gobain S.A., solely for purposes set forth therein, or Guarantor and together with Parent and Merger Sub, collectively, Saint-Gobain. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into GCP, which we refer to herein as the Merger, with GCP continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Parent. Parent and Merger Sub are controlled by Guarantor.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares to be cancelled pursuant to the Merger Agreement or shares of common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law), shall be automatically converted into the right to receive $32.00 in cash, without interest.
Our Board of Directors (“Board”) and the board of directors of Parent have each approved the Merger and the Merger Agreement. We currently expect the Merger to close in the second half of 2022. Until the closing, we will continue to operate as an independent company. See Note 20, “Proposed Merger” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for further information.
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

SCC Operating Segment
We supply concrete admixtures, polymer fibers and in-transit monitoring and management systems to concrete producers. These products are used to improve the rheology, workability, quality, durability and other engineering properties of concrete, mortar, masonry and other cementitious construction materials, as well as reduce the carbon footprint of concrete. We also supply additives to cement manufacturers that are used to improve energy efficiency and reduce carbon dioxide emissions in cement processing, enhance the characteristics of finished cement and improve ease of use.
Our cement additives and concrete admixtures help improve the environmental footprint of cement and concrete, and help our customers achieve their sustainability goals. Cement manufacturing is a significant source of carbon dioxide as it is energy intensive and the chemical reaction that takes place in the kiln generates carbon dioxide. Our cement additives make the grinding process more energy efficient and allow for increased use of supplemental cementitious materials and limestone. Our concrete additives disperse the cement particles more evenly, improving the workability during placement. For a given strength requirement, less cement produced in the kiln is needed per cubic yard of concrete, reducing the carbon footprint of the concrete. Our additives can also help reduce carbon emissions associated to transportation, as they help use lower-quality aggregates that are sources closer to the point of consumption.
We compete with several large international suppliers and regionally with smaller competitors. Competition for our products is based on product performance, technical support, the breadth of our manufacturing and distribution infrastructure and our ability to bring value to our customers in the construction industry. Our major global competitors are MBCC Group and Sika.

SCC consists of two product groups which include concrete and cement:

	2021	2020	2019
	(in millions)
Concrete	$413.1	$393.1	$434.8
Cement	145.4	125.8	144.3
Total SCC net sales	$558.5	$518.9	$579.1
The following table sets forth SCC net sales by geographic region:

	2021	2020	2019
	(in millions)
North America	$269.4	$265.8	$278.0
Asia Pacific	132.9	126.4	152.5
Europe Middle East Africa (“EMEA”)	96.7	81.5	91.0
Latin America	59.5	45.2	57.6
Total SCC net sales	$558.5	$518.9	$579.1
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
Examples of our products include CONCERA® admixtures which enable the production of control flow concrete, a high-flowing, segregation-resistant concrete that allows for easier placement while using conventional mix designs. Our CLARENA®MC admixture product is a chemical additive that mitigates the effects of clay, which helps quarry owners extend the functional lifespan of their property, and, for ready mix producers, adds controllability to concrete containing aggregates with a high clay content. Our CLARENA ®RC40 admixture product is an environmentally-friendly solution for recycling and re-using returned concrete which significantly reduces concrete waste for our customers. MIRA® admixtures allow concrete to be produced with a lower amount of water, which improves the compressive strength and the long-term durability of the concrete. ADVA® admixtures enable higher compressive strengths, better slump retention, improved rheology, enhanced air control, superior finishability and robustness across a wide range of materials, including both flowable and self-consolidating concrete. ECLIPSE® admixtures are used to minimize the formation of shrinkage cracks in critical applications, such as bridge decks. STRUX® polymeric fibers are designed to improve the ductility of concrete which is a naturally brittle material. In some cases, STRUX® polymeric fibers may be used to replace steel reinforcement near the surface of concrete that will be exposed to corrosive de-icing salts.
Admixtures for decorative concrete are used to enhance the surface appearance and aesthetics of concrete. PIERI® surface retarders are used to obtain exposed aggregate finishes in precast and cast-in-place concrete, achieving the desired surface appearance. PIERI® release agents allow for the efficient removal of forms with a resulting higher-quality concrete surface.
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

The SCC product portfolio includes the following products:

Products	Uses	Customers	Key Brands
Concrete admixtures	Chemicals and polymeric fibers used to reduce the production and in-place costs of concrete, increase the performance of concrete and improve the life cycle cost of structures	Ready-mix and precast concrete producers, engineers and specifiers	CONCERA®, CLARENA®, ADVA®, CLARENA ®RC40, STRUX®, MIRA®, TYTRO®, POLARSET®, ECLIPSE®, DARACEM®, DARASET®, DCI®, RECOVER®, WRDA®, ZYLA®
Admixtures for decorative concrete	Products for architectural concrete include surface retarders, coatings, pigments and release agents used by concrete producers and contractors to enhance the surface appearance and aesthetics of concrete	Precast concrete producers and architects, ready mix contractors	PIERI®
Concrete production management and control systems	Proprietary sensors, algorithms and control systems which monitor and adjust the flow properties while in transit to construction sites, providing concrete producers quality control and operational efficiencies	Ready-mix concrete manufacturers, engineers, specifiers and contractors	VERIFI®
Engineered concrete slab systems	Proprietary systems designed to reduce the placement and life cycle cost of concrete slabs	Contractors, engineers and specifiers; developers and owners of industrial warehouses and manufacturing facilities	DUCTILCRETE®
Cement additives	Formulated chemicals added to the milling stage of the cement manufacturing process to improve plant energy efficiency, enhance the performance of the finished cement, and help our customers meet environmental regulations	Cement manufacturers	OPTEVA®, TAVERO®, CBA®, SYNCHRO®, HEA2®, TDA®, ESE®
SBM Operating Segment
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
Our SBM product sales are global. We engage with global architectural and contracting firms, as well as local specifiers, engineers, contractors and building material distributors that influence the buying decisions for our products. Sales to a certain customer represented approximately 10% of SBM revenue during 2021, 2020 and 2019.
We compete globally with several large international construction materials suppliers, as well as regionally and locally with numerous smaller competitors. Competition for our products is based on product performance, technical support and service, brand name recognition and price. Our major competitors are Sika, RPM, Soprema and Carlisle.

The following table sets forth SBM net sales:

	2021	2020	2019
Building Envelope	$178.2	$206.3	$246.3
Specialty Construction Products	150.0	104.2	106.9
Residential Building Products	83.4	73.8	81.2
Total SBM net sales	$411.6	$384.3	$434.4
The following table sets forth SBM net sales by geographic region:

	2021	2020	2019
North America	$250.2	$236.7	$259.4
EMEA	99.1	91.1	102.5
Asia Pacific	59.0	54.4	70.0
Latin America	3.3	2.1	2.5
Total SBM net sales	$411.6	$384.3	$434.4
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
We pioneered the pre-applied waterproofing category through the inclusion of GCP’s Advanced Bond Technology™ brand in our PREPRUFE® products, a system which now includes pre-applied and post-applied membrane options. Our unique technology allows a waterproofing membrane to be installed on the bottom or on walls of a foundation before concrete is placed. This technology allows waterproofing of walls normally inaccessible during the construction of a building, such as foundations in densely populated cities. Major projects around the world have successfully installed our PREPRUFE® waterproofing systems that continue to gain recognition for waterproofing performance. Our BITUTHENE® product line has a long track record of providing waterproofing in the most challenging conditions. Designers and contractors have relied on BITUTHENE® products for over 40 years and continue to specify our products by using the BITUTHENE® brand name. Our PERM-A-BARRIER® membranes protect the building structure from the damaging effects of the elements. By minimizing air and water vapor flow through the building exterior, PERM-A-BARRIER® membranes prevent premature deterioration of the building envelope and enhance thermal performance of the structure to save energy costs. Our ELIMINATOR® liquid applied waterproofing systems are used to protect and extend the life of bridges. Major bridge projects in North America, Europe and Asia have used our ELIMINATOR® systems over the last 20 years.
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
SALES AND MARKETING
Our two operating segments maintain global direct sales and technical service teams supporting customers in over 120 countries worldwide. Our global team sells products under annual and multi-year global, regional and local agreements and has developed deep segment and product application knowledge. We believe that our in depth understanding of our customers’ needs, challenges and operations, as well as our ability to provide service at a high standard throughout the world, give both of our segments a competitive advantage. The majority of our products require local, regional, country and international code approvals related to their use, storage and performance. Our commercial organization supports and consults on committees and technical associations in order to ensure codes and product standards are consistently applied.
Our sales professionals, supported by a field-based technical service team, work with leading architects, engineers, consultants and contractors across the globe seeking to have our products specified for use in thousands of projects on an annual basis. Our products have been used to build some of the world’s most renowned structures. As part of our “go to market” strategy, the SCC team provides technical services to several thousand concrete and cement production facilities worldwide. In many cases, we also provide product dispensing equipment to our customers as an integral part of the concrete and cement production process.

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
The raw materials we use in our products are obtained from a variety of suppliers, including basic chemical and petrochemical producers. Many of our raw materials are organic chemicals derived from olefins, including specialty films and fibers. We also make significant purchases of inorganic materials, such as lignin and specialty materials, including plasticizers, films, ethylene derivatives, and rubber. We strive to have multiple raw material sources and balance our purchasing requirements between local and global sources seeking to maximize performance and profitability. Global supply and demand factors, changes in currency exchange rates and petroleum prices can significantly impact the price of our key raw materials. The global health crisis caused by the COVID-19 outbreak caused inflation headwinds, specifically raw material prices, logistic costs and global supply chain disruptions and had a tangible impact on our 2021 yearly performance. We expect these inflationary trends to amount to approximately $50 million in 2022 which we expect to offset through price increases.
Our global procurement team monitors the global market to identify cost and productivity opportunities. We seek to leverage our overall purchasing volumes for all regions. Since we manufacture in multiple global locations, some of our products rely on raw materials from suppliers from other regions. Changes in the values of these regions’ currencies compared to the U.S. dollar and the euro may adversely affect our raw material costs. This effect is partially mitigated by our reliance on local sourcing for some raw materials.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Disclosure of financial information about industry segments and geographic areas for 2021, 2020 and 2019 is provided in this Annual Report on Form 10-K in Item 8, “Financial Statements and Supplementary Data” under Note 19, “Segments” to the Consolidated Financial Statements, which is incorporated herein by reference. Disclosure of risks related to our foreign operations is provided in Item 1A, “Risk Factors”.
RESEARCH ACTIVITIES AND INTELLECTUAL PROPERTY
We believe success in our industry is driven by technology and innovation. Growing our businesses and maintaining our margins is dependent on our ability to introduce new products and enhance existing products based on innovative technology, as well as our ability to obtain patent or other intellectual property (“IP”). Our research and development (“R&D”) programs emphasize development of new products and processes, improvement of existing products and processes and application of existing products and processes to new industries and uses.
Our world-class Global Innovation Center in Wilmington, Massachusetts will open in Spring of 2022. It will house the product research activities that support both of our operating segments. The North American product marketing resources that we believe are essential to a successful product development process will also be located with our R&D group in Wilmington, Massachusetts. Our technologies are supported in the field by a network of Regional Technical Centers, including facilities in Sorocaba, Brazil; Toluca, Mexico; Beijing, China; Atsugi, Japan; Manchester, U.K; Larnaud, France and Heist, Belgium. Our Regional Technical Centers collaborate with our Global Innovation Center to develop global technologies, as well as customized products and technologies for each region.
We maintain a global research and development and technical service workforce. We believe the collective technical expertise, industry knowledge and professionalism of the team is a significant differentiator for us.
We file patent applications globally on a routine basis and obtain grants in numerous countries around the world in support of our products, formulations, manufacturing processes, monitoring systems, equipment, and improvements. We also benefit from technological and commercial advantages protected under trade secret laws, including know-how and other proprietary information related to many of our products, technologies and internal quality control and testing methodologies. Entering 2022, we have over 900 active patents and patent applications pending in countries around the world, including over 150 patents or patents pending in the U.S. alone. We estimate that our filing rate is within the range of 50-75 patent applications globally on an annual basis, including priority filings as well as national stage application filings. The average number of patents filed, pending, granted, and maintained could go up or down from year to year, depending on various factors, some of which may not be within our control. It is our intent to continue to file for patents to protect our proprietary innovations and R&D investments.
R&D expenses were $17.8 million, $17.9 million and $18.4 million, respectively, during 2021, 2020 and 2019. These amounts include depreciation and amortization expenses related to R&D assets and expenses incurred in funding external research projects. The amount of R&D expenses relating to government- and customer-sponsored projects (rather than projects that we sponsor) was not material during these periods.
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
HUMAN CAPITAL
At December 31, 2021, we had approximately 1,800 employees globally in more than 30 countries, including union employees, of which approximately 35% are based in the U.S. Approximately 50 of our manufacturing employees in the U.S. are represented by four different local collective bargaining groups. We have operated without a labor work stoppage for more than 14 years. We have work councils representing two of the European countries in which we do business covering approximately 150 employees. The vast majority of our employees are full-time employees.
We conduct a global annual talent review of managers through executive officers to build a sustainable pipeline for talent succession throughout the organization and to identify career development opportunities for employees. We engage in a robust performance management process with goals set by the executive officers and cascaded down throughout the organization. We apply performance ratings that drive compensation decisions as a part of our evolving pay-for-performance culture. To further develop our employees expertise as a part of our learning environment, we drive training across functions and regions. We are an equal opportunity employer and apply a competitive recruitment strategy to attract talent to meet our needs for professional and technical talent. Our compensation and benefits programs are designed to be competitive within our industry and local labor markets, offering competitive base pay, annual incentive awards based on Company specific goals, and long-term incentives for senior level and strategic roles within GCP. We recognize the diversity of the customers, partners and the communities we work within, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Our executive leadership team and Board have oversight over certain human capital matters, including our Inclusion and Diversity programs and initiatives. We conduct an annual employee engagement survey to measure key employee engagement metrics and our executive leadership team oversees the implementation of action plans based on the survey results.
AVAILABLE INFORMATION
We maintain an Internet website at www.gcpat.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments and exhibits to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). Further, the SEC’s website, www.sec.gov, contains reports and other information regarding our filings. These reports may be accessed through our website’s investor relations page at investor.gcpat.com.

In addition, the charters for the Audit, Compensation and Nominating, Governance and Environmental and Social Responsibility Committees of our Board, our corporate governance principles and code of conduct are available, free of charge, on our website at http://investor.gcpat.com/corporate-governance/governance-documents. Printed copies of the charters, governance guidelines and code of conduct may be obtained free of charge by contacting GCP Shareholder Services by emailing investors@gcpat.com or by calling (617) 876-1400. Any amendment or waiver to our code of conduct required to be disclosed by applicable law will be disclosed on our website at http://investor.gcpat.com/corporate-governance/governance-documents. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.
ITEM 1A.    RISK FACTORS
Summary of the Material and Other Risks Associated with Our Business

Below is a summary of the material risks that our business faces, which makes an investment in our common stock speculative and risky. This summary does not address all these risks. These risks are more fully described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Before making investment decisions regarding our common stock, you should carefully consider these risks. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

•The COVID-19 pandemic has adversely affected, and may in the future continue to adversely affect, our results of operations, financial condition and liquidity
•The loss of a significant customer relationship or the delay of large or multiple contracts or a strategic project may negatively impact our financial performance.
•The length and depth of product and industry business cycles in our segments may result in periods of reduced sales, earnings and cash flows, and portions of our business are subject to seasonality, weather-related effects and other adverse events outside our control.
•Prices of certain raw materials used in our production processes are volatile and can have a significant effect on our manufacturing and supply chain procurement strategies as we seek to maximize our profitability.
•We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in decline in the market price of our common stock, material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.
•The global scope of our operations subjects us to the risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
•Our business could be adversely affected if we are unable to retain or motivate key personnel or hire qualified personnel.
•If we are unable to realize expected benefits from our cost reduction and restructuring efforts, our results of operations may be adversely impacted
•Our growth strategy may include the acquisition and successful integration of other businesses.
•The proposed merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
•We will be subject to various uncertainties while the merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Risks Relating to Our Business
Risks Related to Macroeconomic Conditions
The COVID-19 pandemic has adversely affected, and may in the future continue to adversely affect, our results of operations, financial condition and liquidity.
In December 2019, the COVID-19 virus was first identified in China and has since spread globally including countries in which we conduct our business operations. In March 2020, the World Health Organization declared COVID-19 a global pandemic.
The global spread of COVID-19 has created significant worldwide economic uncertainty which has adversely affected, and may in the future continue to adversely affect, demand for our products due to delays in construction projects and reduced construction activity, especially commercial construction. Our results of operations in 2020 were negatively impacted by COVID-19 and may continue to be impacted in future periods. We may also be negatively impacted by reductions in accounts receivable collections, customer and vendor bankruptcies, increased raw material and transportation costs, as well as significant reduction in the availability of or substantial delays or interruptions in the supply or transportation of raw materials which could negatively impact our ability to sell our products and have a material adverse effect on our financial condition, results of operations and cash flows. For example, COVID-19 has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, which could materially and adversely affect our ability to obtain necessary raw materials and supplies, manufacture and/or distribute our products in a timely manner, or at all. These disruptions and delays have strained certain domestic and international supply chains, could negatively affect our supply chain and the flow or availability of certain materials.

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

Governments around the world have implemented fiscal stimulus measures to counteract the effects of the COVID-19 outbreak, however, the magnitude and overall effectiveness of these actions remain uncertain. Further, the full extent of the impact of COVID-19, including preventative and protective measures put in place by governments in order to mitigate COVID-19, and the extent of its impact on our business and financial condition, will depend on numerous evolving factors that we may not be able to accurately predict. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 outbreak and reactions thereto will continue, and we expect to face difficulty in accurately predicting our internal financial forecasts. Any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

The length and depth of product and industry business cycles in our segments may result in periods of reduced sales, earnings and cash flows, and portions of our business are subject to seasonality, weather-related effects and other adverse events outside our control.
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
    A significant portion of our product sales are based on individual purchase orders with no guaranteed volumes and no committed purchase times beyond the specifics of the particular order. The loss of a significant customer relationship could adversely affect our operating results. Additionally, customers may not place expected orders or delay them for a variety of reasons, including, but not limited to:
•delay in overall project timing, which may be due to a wide variety of economic, political, project-specific, weather-related, supply chain constraints or other factors;
•customer decisions to switch to a competitor, which may be driven by product quality, performance, pricing or service;
•a decision by a customer to self-manufacture, thereby replacing our products;
•merger or acquisition activities by or involving our customer; and
•significant downturn in the overall construction demand.
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

Although we regularly assess our exposure to raw material price volatility, we cannot always predict the prospects of volatility and we cannot always cover the risks we face in a cost-effective manner. In addition, the COVID-19 pandemic has further exacerbated these risks as suppliers are impacted by periodic surges in infection rates, possible shutdown orders, new safety restrictions, including government mandates, and disruptions to the global supply chain.

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

We operate our business on a global scale with approximately half of our 2021 sales generated outside of the U.S. We operate in over 30 countries and in over 30 currencies. We currently have many production facilities, technical centers and administrative and sales offices located outside of North America, including facilities and offices in Europe, Middle East, Africa, Asia Pacific and Latin America. We expect non-U.S. sales to continue to represent a significant portion of our revenue. Accordingly, our business is subject to risks related to the differing legal, political, social and economic conditions and regulatory requirements of many jurisdictions, as well as risks related to the political relationship between the foreign countries in which we conduct business and the U.S.

    Our international sales and operations are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, capital controls, employment regulations, repatriation of earnings and risks associated with doing business in many countries. For example, earlier in 2021, we discovered a distributor in China was copying our product labels and placing them on another company’s products. The local authorities are investigating this situation and the results may impact our ability to collect any related receivables, and we may decide to no longer sell product to this customer, such actions or other factors may negatively impact our sales and results of operations. Government policies on international trade and investments, such as economic and trade sanctions against certain countries, governments and/or individuals, employment regulations, repatriation of earnings, import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can affect our business, including: demand for our products and services, impact on the competitive position of our products, difficulty enforcing commercial agreements, obtaining export licenses or transferring our profits or capital from foreign operations to other countries where such funds could be more profitably deployed, increase our shipping costs, prevent us from being able to procure supplies and materials, or manufacture or sell products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements between the U.S. and other countries, such as the People’s Republic of China, or between any other countries where we sell large quantities of products and services or procure supplies and other materials incorporated into our products, including changes in applicable trade regulations as a result of the United Kingdom’s (“U.K.”) withdrawal from the European Union (“Brexit”), could negatively impact our business, results of operations and financial condition. For example, a government's policies on tariffs and trade, or retaliation by another government against such policies, may result in decreased revenue, gross margin, earnings or growth rates and difficulty in managing inventory levels and collection of customer receivables. Our international sales and operations are also sensitive to changes in foreign national priorities, as well as to political and economic instability. For example, our business in the European Union or elsewhere may be impacted by an escalation of tensions between Russia and Ukraine and any economic or trade sanctions enacted to condemn or counteract any Russian aggression towards or invasion of the Ukraine. Any such conflict may also impact our ability to secure raw materials and exacerbate the supply chain disruption we have experienced and further limit our ability to secure certain raw materials or services. Further military action or cyberattacks by Russia to counteract any sanctions may have an impact on demand for our goods and services and adversely impact our results of operation. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.

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

Certain business activities outside of the United States require direct or indirect interaction with governmental entities, subjecting us to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions. For example, in some countries our direct customer or one or several key stakeholders in projects that we sell products to would be state-controlled entities (SOEs).

The FCPA and other anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because certain of our customer relationships outside of the U.S. are with governmental entities, we are subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws; however, these regulations are complex and vary from jurisdiction to jurisdiction. We operate in many parts of the world that have experienced governmental corruption to some degree, and pose a high risk for such practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition and cash flows.
Risks Related to Workforce
Our business could be adversely affected if we are unable to retain or motivate key personnel or hire qualified personnel.
    The market for highly-skilled workers and leaders in our industry is competitive. Throughout 2021 and 2020, we changed several senior executives, including our Chief Executive Officer. These changes may result in changes in our business strategy. We believe that our future success depends in substantial part on our ability to recruit and retain talented and highly-skilled personnel for all areas of our organization. Doing so may be impacted by a number of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Our continued ability to compete effectively depends on our ability to retain and motivate our executives and other existing employees and attract new employees. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, our results of operations could be negatively impacted.
Some of our employees are unionized, represented by works councils or employed subject to local laws that are less favorable to employers than the laws in the United States.
At December 31, 2021, approximately 50 of our U.S. employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws in the U.S. In some, such employment rights require us to work collaboratively with legal representatives of employees to effect any changes to labor arrangements. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs.
If we are unable to realize expected benefits from our cost reduction and restructuring efforts, our results of operations may be adversely impacted
In order to operate more efficiently, reduce costs and improve profitability, we announce from time to time restructuring plans which include workforce reductions, global facility consolidations and other cost reduction initiatives. We announced restructuring plans in 2021 and 2019 and may undertake further workforce reductions or restructuring actions in the future. These types of restructuring activities and initiatives are complex. If we do not successfully manage our current or future restructuring plans, we may not realize expected cost savings, operating efficiencies and profitability improvements and our operations could be adversely affected. Risks associated with these actions include workforce management issues, additional unexpected costs, unforeseen delays in the implementation of anticipated workforce reductions, adverse impact on employee morale and failure to meet operational targets due to the loss of employees. Any of such risks may impair our ability to achieve anticipated cost reductions or have a material adverse impact on our competitive position, results of operations, cash flows or financial condition.

Risks Related to the Proposed Merger

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our stockholders, the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of other required regulatory approvals, consents or clearances with respect to the Merger under applicable competition and/or foreign direct investment laws. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending finalization of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants regarding conducting our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our board of directors or by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the New York Stock Exchange (“NYSE”) and registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•we may be required to pay a cash termination fee to Saint-Gobain of up to $71 million, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Saint-Gobain, which could affect the decisions of a third party considering making an alternative acquisition proposal.

Under the terms of the Merger Agreement, we may be required to pay Saint-Gobain a termination fee of $71 million under specified conditions, including in the event Saint-Gobain terminates the Merger Agreement before receipt of our stockholders approval due to a change in recommendation by our board of directors, in the event we terminate the Merger Agreement to enter into a “Superior Proposal,” as defined in the Merger Agreement, or in the event we enter into an alternative transaction within nine months of termination of the Merger Agreement in certain circumstances and such alternative transaction is consummated. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs, in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe.

Lawsuits have been filed against us and our Board of Directors and may in the future be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Saint-Gobain or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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
Management’s assessment has identified material weaknesses in our internal control over financial reporting- see Item 9A, “Controls and Procedures,” below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has developed a remediation plan intended to address the deficiencies which resulted in the material weaknesses. Management began implementing the remediation efforts in 2021 and expects these efforts as well as other future remediation efforts related to the material weaknesses to be effectively implemented. We may identify deficiencies or other material weaknesses, in addition to the ones already identified, which we may not be able to remediate in a timely manner. If we continue to have one or more material weaknesses in our internal control over financial reporting, we will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment, or delays in completing our internal control audit and financial statement audit, could cause investors to lose confidence in our reported financial information, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise equity financing if needed in the future. While we believe our reported balances within our consolidated financial statements are accurate, until these material weaknesses are remediated, it is possible that internal control over financial reporting may not prevent or detect material misstatements reflected in our financial statements.
Risks Related to Indebtedness and Liquidity
We have debt obligations that could restrict our business, adversely impact our financial condition, results of operations or cash flows or restrict our ability to return cash to shareholders.
At December 31, 2021, we had $350.9 million of indebtedness outstanding. The amount of and terms governing the Company’s indebtedness may have material effects on our business, including to:
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

If we fail to comply with certain restrictions imposed by our debt agreements, including maintaining the financial ratios required by our credit facilities, our debt could be accelerated and the Company may not have sufficient cash to pay the accelerated debt. Please refer to Note 6, “Debt” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for the information related to our debt obligations.
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
Risks Related to Innovation and IP
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
Our business and financial condition could be adversely affected if we are unable to protect our material IP or there is a loss in the actual or perceived value of our brands.
    Our business and financial condition could be adversely affected if we are unable to protect our material patents, trademarks and other proprietary information. We have numerous valuable patents, trade secrets and know-how, domain names, trademarks and trade names, including certain marks that are significant to our business. We routinely seek to protect our patents, trademarks, and other confidential information and know-how by taking appropriate preventive and enforcement measures. Despite our efforts, unauthorized use or disclosure of our IP could negatively impact our business and financial condition.

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

We may be subject to infringement claims relative to third party IP rights that could adversely affect our business, despite our efforts to monitor the published patent and trademark applications of our competitors. Any claims that our products or processes infringe the IP rights of others, regardless of the merit or resolution of the claims, could cause us to incur significant costs in responding to, defending, and resolving the claims, and may divert the efforts and attention of our management and technical personnel from our business. If we are found to be infringing on the IP rights of others, we may be held liable for damages, and we may be required to change our processes, redesign our products, pay others to obtain a license under their IP rights, stop using the contested trademark or technology, or stop producing or selling the infringing product. On the other hand, even if we were to prevail in establishing non-infringement, invalidity, and/or non-enforceability of the IP rights being asserted against us, the existence of the lawsuit could prompt our customers to switch to products that are not the subject of the lawsuit.
Risks Related to Cybersecurity and Data Privacy
A failure of our information technology systems could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our information technology (“IT”) infrastructure, the infrastructure of third parties and our ability to expand and continually update this infrastructure in response to the changing needs of our business. Our IT systems, and those of our current and any future suppliers, vendors, and other contractors or consultants, are vulnerable to damages from computer viruses, malware or other malicious code, unauthorized access, cyber-attack, phishing attacks, ransomware, account takeovers, denial of service attacks, human error, disruption, loss or destruction of data, natural disasters, power outages and other similar disruptions. If we experience a problem with the functioning of an important IT system or if our security measures, or those of our service providers, are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. Additionally, if third parties with whom we work, such as vendors or suppliers, violate applicable laws or security policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. If the security measures of our customers or our service providers, are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future and to alleviate problems caused by such breaches, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns.

Accordingly, if our IT infrastructure, cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees and contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques that may be used to sabotage or to obtain unauthorized access to our systems, networks, or physical facilities in which data is stored or through which data is transmitted could change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring.
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
In July 2017, we completed the sale of our Darex business to Henkel AG & Co. KGaA (“Henkel”). We are still engaged in post-acquisition matters with Henkel in certain regions, which could negatively affect our results of operations. The Purchase and Sale Agreement with Henkel regarding the sale of our Darex Business dated July 3, 2017 (the “Henkel Purchase Agreement”), contains obligations for us as sellers to indemnify Henkel as buyer for certain matters, such as breaches of representations and warranties, taxes, as well as certain covenants and liabilities. We cannot predict the nature of and amount of any indemnity obligations we may have to the purchaser. Such payments may be costly and may adversely impact our financial condition.

In March 2021, Henkel filed suit in the United States District Court for the District of Delaware against us, seeking indemnification for alleged breaches of representations and warranties under the Henkel Purchase Agreement. Henkel is seeking damages of approximately $11 million, which consist of a claim amount of approximately $16 million, net of a contractual deductible of approximately $5 million. We believe that we have meritorious defenses against the plaintiff’s claims, and we intend to defend this action vigorously. Although we do not believe that resolution of this matter will have a material adverse effect on our business or financial condition, at this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses, if any, that might result from an adverse resolution of this matter.
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
•audits by taxing authorities; and
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

If the distribution is determined to fail to qualify under applicable Internal Revenue Code (the “Code”) provisions, then, in general, Grace may recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value (unless Grace and GCP jointly make an election under Section 336(e) of the Code with respect to the distribution, in which case, in general, we would (i) recognize taxable gain as if we had sold all of our assets in a taxable sale in exchange for an amount equal to the fair market value of our common stock and the assumption of all of our liabilities and (ii) obtain a related step up in the basis of our assets), and Grace shareholders at the time of the distribution who received shares of our common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

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

Pursuant to the Separation and Distribution Agreement and the Tax Sharing Agreement, Grace agreed to indemnify us for certain liabilities, and we agreed to indemnify Grace for certain liabilities, and we agreed to indemnify Grace in each case for uncapped amounts, as discussed further in Note 18, “Related Party Transactions” to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K. Indemnities that we may be required to provide Grace are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the U.S. federal income tax treatment of the distribution and certain related transactions. Third parties could also seek to hold us responsible for any of the liabilities that Grace has agreed to retain. Further, the indemnity from Grace may not be sufficient to protect us against the full amount of such liabilities, and Grace may not be able to fully satisfy its indemnification obligations in the future. Moreover, even if we ultimately succeed in recovering from Grace any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
General Risk Factors
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

In addition, the stock market in general has experienced extreme price and volume fluctuations including in connection with the ongoing COVID-19 pandemic. Although the markets recovered, market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may significantly reduce the market price of our common stock, regardless of our actual operating performance.

Our share repurchase program may not be the most effective use of our capital and, if shares are repurchased under the program, could increase the volatility of the price of our common stock. While the Board authorized a share repurchase program, no shares have been repurchased to date, and the Company does not expect to repurchase any shares in the foreseeable future.

On July 30, 2020, the Board authorized a program to repurchase up to a maximum of $100 million of our common stock through July 30, 2022. No shares were repurchased during 2021 or 2020. The Merger Agreement does not permit GCP to repurchase any shares without the prior consent of Saint-Gobain, and currently, we do not intend to repurchase any shares.

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
•prohibition on shareholders calling special meetings and taking action by written consent; and
•advance notice requirements for nominations of candidates for election to the Company’s Board and for proposing matters to be acted on by shareholders at the annual shareholder meetings.

We adopted a stockholder rights plan on March 15, 2019. The rights plan is not intended to prevent a takeover, and we believe it will enable all GCP stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of GCP that are inconsistent with the best interests of GCP and its stockholders. The rights plan may impose a significant penalty upon any person or group that attempts to acquire us (or a significant percentage of our outstanding common stock) without the approval of the Board of Directors. The rights under the plan were initially set to expire on March 14, 2020. On March 13, 2020, the Board extended the final expiration date of the Stockholder Rights Plan to March 14, 2023, subject to stockholders' approval at GCP’s 2020 Annual Meeting of Shareholders which was obtained on May 28, 2020. On December 5, 2021, in connection with the execution of the Merger Agreement we entered into the Second Amendment to the Rights Agreement, which renders the Stockholder Rights Plan inapplicable to the Merger Agreement. Additionally, the Stockholder Rights Plan will terminate and expire immediately prior the effective time of the proposed Merger.

In addition, the Company is subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which may have an anti-takeover effect with respect to transactions not approved in advance by the Company’s Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of company common stock.

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

    Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach or a fiduciary duty owed by any of our directors or officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or (iv) any action asserting a claim governed by the internal affairs doctrines, will be the Court of Chancery of the State of Delaware. This forum selection provision of our bylaws may limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.
The Company may issue preferred stock with terms that could dilute the voting power or reduce the value of company common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of company common stock. For example, we could grant holders of preferred stock the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of the common stock.
The Company does not expect to pay any cash dividends for the foreseeable future.
We currently intend to retain future earnings to finance our business. As a result, GCP does not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends by GCP will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or other currently unknown reasons. In addition, the Merger Agreement does not permit GCP to pay cash dividends without the prior consent of Saint-Gobain. If we do not pay dividends, the price of our common stock must appreciate in order for your investment to increase in value. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment.
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
The following tables summarize our primary manufacturing facilities and principal regional office locations by operating segment and region at December 31, 2021:

	Total Number of Facilities—Occupied
	North America	EMEA	Asia Pacific	Latin America	Total
SCC	9	6	14	7	36
SBM	5	3	1	—	9
Shared Facilities	4	1	4	1	10
	18	10	19	8	55

	Number of Facilities—Leased
	North America	EMEA	Asia Pacific	Latin America	Total
SCC	3	2	10	4	19
SBM	1	3	—	—	4
Shared Facilities	2	1	4	—	7
	6	6	14	4	30

	Number of Facilities—Owned
	North America	EMEA	Asia Pacific	Latin America	Total
SCC	6	4	4	3	17
SBM	4	—	1	—	5
Shared Facilities	2	—	—	1	3
	12	4	5	4	25

Our global corporate headquarters is located in Alpharetta, Georgia. EMEA includes Europe, Middle East and Africa. Our EMEA principal regional office is located in Slough, United Kingdom, our Asia Pacific principal regional offices are located in Shanghai, China and Jurong, Singapore and our Latin America principal regional office is located in Sorocaba, Brazil. We own our principal manufacturing facilities located in Chicago, Illinois; Ezhou, China; and Mount Pleasant, Tennessee. We maintain other facilities which we either own, lease or hold under land lease arrangements. We operate numerous smaller facilities around the world. SCC requires a greater number of facilities than SBM to service its customers since many SCC products are water-based and delivered to numerous distributors, concrete production locations, cement production locations and job sites. Please refer to Note 11, “Other Balance Sheet Accounts” and Note 8, “Leases”, to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K for further information on our owned and leased facilities.
In connection with our credit agreement, we have executed security agreements with respect to certain of our larger facilities located in the United States. At December 31, 2021, mortgages or deeds of trust were in effect with respect to our facilities in Mount Pleasant, Tennessee and Chicago, Illinois. Please refer to Note 6, “Debt” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K for further information on our debt arrangements.
In August 2021, we entered into leases for our corporate headquarters and global R&D facility in Alpharetta, Georgia and Wilmington, Massachusetts, respectively.

During 2020, we sold our corporate headquarters located in Cambridge, Massachusetts and entered into a leaseback transaction with the buyer.
ITEM 3.    LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 17, “Commitments and Contingencies” to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers at February 1, 2022 are listed in the following table. Each executive officer was elected by our Board of Directors to serve until their respective successor is duly appointed or until their earlier resignation, removal or death.

Name	Age	Position
Simon M. Bates	55	President and Chief Executive Officer
Craig A. Merrill	58	Vice President, Chief Financial Officer
Michael W. Valente	53	Vice President, General Counsel and Secretary
David H. Campos	50	President, SCC Americas
James M. Waddell	59	Chief Accounting Officer
Sherry Mennenga	54	Chief Human Resources Officer
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
Michael W. Valente joined GCP as Vice President, General Counsel and Secretary on January 18, 2021. Mr. Valente leads GCP’s global legal team and oversees all aspects of legal strategy, corporate governance, compliance, commercial transactions, IP, environmental, health and safety, and government relations. Prior to joining GCP, Mr. Valente served as Senior Vice President, Law and Human Resources, General Counsel and Secretary of Versum Materials, Inc., a global supplier of specialty chemicals, gases and equipment to the semiconductor industry, from October 2016 until its sale in October 2019. Prior to Versum Materials, Inc, Mr. Valente served as General Counsel- Materials Technologies business of Air Products and Chemicals, Inc. from June 2015 until its spin-off as Versum Materials, Inc. Prior thereto, Mr. Valente held several roles, including Vice President, General Counsel and Assistant Secretary, at Rockwood Holdings, Inc., a provider of specialty chemicals and advanced materials, from June 2002 to May 2015.

David H. Campos joined GCP as President, SCC Americas in August 2021. Prior to that, from January 2019 to July 2021, Mr. Campos served as Chief Transformation Officer for Serta Simmons Bedding, assuming the additional responsibility of President Canada from August 2020 to July 2021. From August 2008 to August 2018 he served in various roles at Kimberly Clark, including Vice President Kimberly Clark Professional Latin America from September 2013 to August 2018. Mr. Campos also worked with McKinsey & Co. from September 2001 to July 2008, where he led business transformations in multiple industries. He started his career with Procter & Gamble. Mr. Campos holds a master’s degree in Management and a master’s degree in Civil Engineering from the Massachusetts Institute of Technology and a bachelor’s degree in Electrical Engineering from the Universidad de los Andes in Colombia.
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
Sherry Mennenga joined GCP as Chief Human Resources Officer in May 2021. Prior to joining GCP, since 2012, Ms. Mennenga has managed a boutique human capital consulting firm specializing in turnarounds, restructures, and integrations for private equity, public, and private ownership structures, which she also founded. Previous to this, Ms. Mennenga held progressively responsible human resources roles for Ryder System, Inc., Givaudan SA, and Smith & Nephew Plc. as a Senior Vice President of Human Resources and Communications. For over 20 years, Ms. Mennenga has led numerous domestic and international change initiatives as a human capital executive as well as a consultant. Ms. Mennenga received her master’s degree in Human and Organizational Development from Vanderbilt University.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “GCP.” There were 3,407 stockholders of record of our common stock at February 24, 2022.
Recent Sales of Unregistered Equity Securities
None.
Issuer’s Purchases of Equity Securities
On July 30, 2020, our Board of Directors authorized a program to repurchase up to $100 million of our common stock which is effective through July 30, 2022. No shares were repurchased during 2021 or 2020. The Merger Agreement does not permit GCP to repurchase any shares without the prior consent of Saint-Gobain, and currently, we do not intend to repurchase any shares.
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

STOCK PERFORMANCE GRAPH AND CUMULATIVE TOTAL RETURN
The following is not deemed to be “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under that Section, and is not to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The graph below shows the cumulative total stockholder return, assuming the investment of $100 on February 4, 2016 (and the reinvestment of dividends thereafter), in each of GCP common stock, the Standard & Poor’s (S&P) 1000 Index and the S&P 1500 Specialty Chemicals Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	02/04/16	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
GCP Applied Technologies Inc.	$100	$158	$189	$145	$134	$140	$187
S&P 1500 Specialty Chemicals Index	100	118	147	138	163	190	242
S&P 1000 Index	100	131	152	136	170	192	241

ITEM 6.    Reserved

Not Applicable

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the “MD&A”), describes the principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. Our MD&A generally includes a discussion of results of operations, financial condition, liquidity and capital resources related to year-over-year comparisons between December 31, 2021 (“2021”) and December 31, 2020 (“2020”). Our MD&A is organized as follows:

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
Proposed Merger
    On December 5, 2021, we entered into the Merger Agreement with Saint-Gobain. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock that is issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive $32.00 in cash, without interest. Because the merger is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Annual Report on Form 10-K, including those that present forward-looking information, assume the continuation of GCP as a public company. If the merger is consummated, our actions and results may be different than those anticipated by such forward-looking statements. See Note 20, “Proposed Merger” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for further information.
In October 2021, the Company approved the sale of a business unit within the SBM segment, classified as held for sale the net assets of $19.4 million, and at that point recorded a loss on sale of $0.8 million in the Statements of Operations. This product line had net sales of approximately $20 million in both 2021 and 2020.

The MD&A should be read in conjunction with our Consolidated Financial Statements and related notes in this Form 10-K. In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. See “Information Related to Forward-Looking Statements” included above in this Form 10‑K and Item 1A, “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from our expectations.
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

We operate our business on a global scale. Approximately 50% of our sales in 2021 were generated outside of the U.S. We operate and have locations in over 30 countries, and transact in over 30 currencies. We manage our operating segments on a global basis, and serve our markets on a regional basis. Currency fluctuations affect our reported results of operations, cash flows and financial position.
Impact of COVID-19 Pandemic
The global health crisis caused by the COVID-19 outbreak and its resurgences has and will continue to impact global economic activity, particularly the timing of fulfilling demands for our products. We have been closely monitoring its impact and effects on our business globally and saw strong demand in 2021 across business segments and geographic locations and expect this growth to continue into 2022.
Despite this positive momentum, inflation headwinds, specifically raw material prices, logistic costs and global supply chain disruptions, had a tangible impact on our yearly performance. The combination of these factors, adversely affected volumes and gross margins in both the SCC and SBM segments. We took actions to protect margins in the second half of 2021 by announcing new price increases in all regions to offset the inflationary headwinds we were experiencing. However, the effect of the ongoing global supply chain disruptions and continued increases in the cost of raw materials and freight transportation have outpaced our mitigating efforts and we expect margin compression to remain into the first half of 2022.
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

2021 Performance Summary
Following is a summary of our financial performance for 2021 compared to 2020.
•Net sales increased 7.4% to $970.1 million.
•Gross profit decreased 3.9% to $343.9 million; gross margin decreased approximately 420 basis points to 35.4%.
•Selling, general, and administrative (“SG&A”) expenses decreased 3.7% to $254.6 million.
•Income from continuing operations attributable to GCP shareholders was $21.5 million, or $0.29 per diluted share, compared to $100.5 million, or $1.37 per diluted share, in 2020. The prior year included gains from the sale of the Cambridge, Massachusetts corporate headquarters.

Results of Operations
The following is an overview of our financial performance in 2021 and 2020.

	2021	2020	% Change
Net sales	$970.1	$903.2	7.4%
Cost of goods sold	626.2	545.3	14.8%
Gross profit	343.9	357.9	(3.9)%
Gross margin	35.4%	39.6%	(420) bps
SG&A	254.6	264.5	(3.7)%
Restructuring and repositioning expenses	33.3	30.3	9.9%
Interest expense, net	22.5	21.5	4.7%
Other (income) expenses, net	(0.4)	14.1	NM
Gain on sale of corporate headquarters	—	(110.2)	(100.0)%
Income from continuing operations before income taxes	33.9	137.7	(75.4)%
Income tax expense	(12.1)	(36.7)	(67.0)%
Income from continuing operations	21.8	101.0	(78.4)%
Loss from discontinued operations, net of income taxes	(0.3)	(0.3)	—%
Net income	21.5	100.7	(78.6)%
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)	(40.0)%
Net income attributable to GCP shareholders	$21.2	$100.2	(78.8)%
Income from continuing operations attributable to GCP shareholders	$21.5	$100.5	(78.6)%
Diluted EPS from continuing operations attributable to GCP shareholders	$0.29	$1.37	(78.8)%
Net sales:
SCC	$558.5	$518.9	7.6%
SBM	411.6	384.3	7.1%
Total net sales	$970.1	$903.2	7.4%
Net sales by region:
North America	$519.6	$502.5	3.4%
EMEA	195.8	172.6	13.4%
Asia Pacific	191.9	180.8	6.1%
Latin America	62.8	47.3	32.8%
Total net sales by region	$970.1	$903.2	7.4%

GCP Overview
Following is an overview of our financial performance for 2021 and 2020.
Net Sales and Gross Margin
    The following table identifies the year-over-year changes in sales attributable to volume and/or mix, product price, and the impact of currency exchange for 2021 compared to 2020:

Net Sales Variance Analysis	Volume/Mix	Price	Currency Translation	Total Change
SCC	4.3%	2.1%	1.2%	7.6%
SBM	4.3%	0.8%	2.0%	7.1%
Net sales	4.3%	1.5%	1.6%	7.4%
By Region:
North America	2.0%	1.1%	0.3%	3.4%
EMEA	5.2%	3.1%	5.1%	13.4%
Asia Pacific	3.7%	(0.8)%	3.2%	6.1%
Latin America	27.4%	9.7%	(4.3)%	32.8%
Net sales of $970.1 million for 2021 increased $66.9 million or 7.4%, compared with the prior-year period primarily due to higher sales volumes in SCC and SBM, the favorable impact of foreign currency translation and pricing. Sales volumes were higher in the year due to increased construction activity in all regions.

Gross profit of $343.9 million for 2021 decreased $14.0 million, or 3.9% compared with the prior-year period, primarily due to higher raw material and transportation costs, partially offset by higher volume. Gross margin decreased 420 basis points to 35.4% primarily due to higher raw material and logistics costs.
SG&A
SG&A costs of $254.6 million decreased $9.9 million or 3.7%, for 2021 compared to the prior-year primarily due to lower employee-related costs resulting from restructuring programs and lower incentive compensation costs. These favorable impacts were partially offset by higher acquisition-related and facility costs related to the corporate headquarters.

Restructuring and repositioning expenses
2021 Restructuring Plan
Cumulative costs incurred under the 2021 Restructuring Plan since its inception were $30.9 million with expected total costs of $32 million-$36 million. We have achieved total annualized pre-tax cost savings through a reduction in general and administrative expenses and a reduction in overhead costs under the 2021 Restructuring Plan of approximately $8.4 million at December 31, 2021, which benefited both the SCC and the SBM operating segments and corporate functions. We expect to realize total pre-tax cost structure savings associated with the 2021 Restructuring Plan of approximately $13 million to $15 million mostly in general, administrative and overhead costs, with most of the savings occurring in 2022. Substantially all of the restructuring actions under the 2021 Restructuring Plan are expected to be completed by June 2022. With the exception of asset write offs, substantially all of the restructuring and repositioning activities are expected to be settled in cash.
2019 Phase 2 Restructuring and Repositioning Plan
Cumulative costs incurred under the 2019 Phase 2 Plan since its inception were $33.7 million. We have achieved total annualized pre-tax cost savings through a reduction in general and administrative expenses under the 2019 Phase 2 Plan of approximately $20.2 million at December 31, 2021, which benefited the SCC and the SBM operating segments and corporate functions. Substantially all of the activities under the 2019 Phase 2 Plan were completed by March 2021.
2019 Restructuring and Repositioning Plan
Cumulative costs incurred under the 2019 Plan since its inception were $12.6 million. We achieved annualized pre-tax cost savings of approximately $18.0 million through a reduction in cost of goods sold as a result of supply chain, warehouse operations, and logistical enhancements that benefited the SCC and SBM operating segments under the 2019 Plan. Substantially all of the activities under the 2019 Plan were completed by December 2020.
For further information on the restructuring and repositioning expenses, please refer to Note 4, “Restructuring and Repositioning Expenses”, in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.
Defined Benefit Pension Plans
Defined benefit pension expenses include costs related to U.S. and non-U.S. defined benefit pension and other postretirement benefit (“OPEB”) plans that provide benefits to retirees and former employees of divested businesses where we retained these obligations.
In accordance with pension mark-to-market (“MTM”) accounting, pension costs recognized in our results of operations consist of the following two components: (i) “certain pension costs,” which represent ongoing costs recognized throughout the year, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits; and (ii) “pension MTM adjustment” which represent mark-to-market gains and losses recognized annually during the fourth quarter or during interim periods when significant events occur, such as plan amendments or curtailments. Pension MTM gains and losses result from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. Additionally, we recognize applicable material events within “Pension curtailment gains” during the period in which they occur.
The following table summarizes pension costs for 2021 and 2020:

	2021	2020
	(in millions)
Certain pension costs	$5.8	$5.2
Pension MTM adjustment, net	(10.3)	2.8
Pension curtailment gains	—	—
Total pension (benefit) costs from continuing operations	$(4.5)	$8.0
Certain pension costs were $5.8 million and $5.2 million, respectively, in 2021 and 2020. The change in pension costs from 2020 to 2021 was primarily due to lower interest cost resulting from lower discount rates and lower return on plan assets.
Pension MTM adjustment was a gain of $10.3 million in 2021 and a loss of $2.8 million in 2020. The higher amount of Pension MTM adjustment gains in 2021 was primarily attributable to lower interest rate for our U.S. and non-U.S. corporate bonds and changes in our mortality experience.

Please refer to Note 10, “Retirement Plans” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for further information on pension plans.
Employee Benefit Plans
    Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan for our employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, we contribute an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Additionally, we contribute up to 2% of a full amount of applicable employee compensation subject to a three year vesting requirement. We will no longer contribute the additional 2% after 2022. Applicable employees include those who began employment with GCP on or after January 1, 2018 who are not eligible to participate in GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires after January 1, 2018. Costs related to this plan were $4.2 million and $4.6 million during 2021 and 2020, respectively.
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
Fully-funded plans include several advance-funded plans where the fair value of the plan assets exceeds the projected benefit obligation (“PBO”). This group of plans was overfunded by $31.0 million at December 31, 2021, and is reflected as “Other assets” in the Consolidated Balance Sheets. Underfunded plans include a group of advance-funded plans that are underfunded on a PBO basis by a total of $43.6 million at December 31, 2021. Additionally, we have several plans that are funded on a pay-as-you-go basis; and therefore, the entire PBO of $12.9 million at December 31, 2021 is unfunded. The combined balance of the underfunded and unfunded plans was $58.0 million at December 31, 2021. This amount is presented as $1.5 million in “Other current liabilities” and $56.5 million in “Defined benefit pension plans” on the Consolidated Balance Sheets.
Based on the U.S. funded plans’ status at December 31, 2021, there were no minimum required payments under ERISA. We made a contribution of $0.6 million and $15.9 million, respectively, to the U.S. pension plans in 2021 and in 2020. In 2020 we made a $15.0 million voluntary contribution to the U.S. qualified pension plans. We intend to fund non-U.S. pension plans based upon applicable legal requirements, as well as actuarial and trustee recommendations. We expect to contribute $1.5 million to non-U.S. pension plans during 2022. We contributed $1.2 million and $1.5 million, respectively, to the non-U.S. pension plans in 2021 and 2020.
Please refer to Note 10, “Retirement Plans” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for further discussion on our pension and other postretirement benefit plans.
Other (Income) Expenses, Net
    Other (income) expenses, net consists primarily of research and development expense, pension MTM adjustments, net, interest income, foreign currency exchange gains (losses), defined benefit pension expenses exclusive of service costs, income from our Transition Services Agreement related to the sale of Darex, and other items.
Other (income) expenses, net was income of $0.4 million in 2021 and expense of $14.1 million in 2020. The $14.5 million change in 2021 was attributable to higher Pension MTM gains.
Income Tax (Expense) Benefit
Income tax expense was $12.1 million and $36.7 million in 2021 and 2020, respectively. Income from continuing operations before income taxes was $33.9 million and $137.7 million in 2021 and 2020, respectively.

Tax Reform
At December 31, 2021, the unpaid balance of the Transition Tax obligation, which was a one-time mandatory deemed repatriation tax on undistributed earnings, was $24.1 million, net of overpayments and foreign tax credits and is payable between 2024 and 2025.

During 2020, as a result of the additional deductions and net operating loss carryback allowable to the Company under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, along with the application of the 2017 Tax Act (“The Act”) final regulations, we recorded a net tax benefit of $5.5 million, an increase in current U.S. income tax receivable of $1.8 million, a decrease in U.S. deferred tax assets of $9.3 million, and a decrease to the Company’s long term payable by $13.0 million.
Repatriation
It is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when the tax impact is efficient. This position has not changed subsequent to the one-time transition tax under the Tax Act.
Effective Tax Rate
Our effective tax rate was approximately 36% and 27%, respectively, in 2021 and 2020.
Our 2021 effective tax rate of 36% differed from the 21% U.S. statutory rate primarily due to the income tax rate change in the U.K. of $2.8 million, non-deductible expenses of $3.2 million consisting primarily of executive compensation, and $1.8 million of foreign rate differential, offset by $2.8 million in valuation allowance releases predominantly in the U.S. and France on foreign tax credits and net operating loss deferred tax assets, respectively.

Our 2020 effective tax rate of 27% differed from the 21% U.S. statutory rate primarily due to the non-deductibility of executive compensation of $1.9 million, the gain on sale of the corporate headquarters resulted in state tax of $5.2 million, and rate changes in U.K. of $1.0 million partially offset by a U.S. tax benefit of $5.5 million due to the net operating losses carrybacks to earlier years at the higher 35% tax rate allowed under the CARES Act.

The change in the effective tax rate for 2021 compared to the same period in 2020 was primarily due to the higher impact of the income tax rate change in the U.K., and the non-recurrence of the benefit of the U.S. net operating loss carryback at the higher 35% U.S. income tax rate.
Income taxes paid in cash, net of refunds, were $19.1 million and $35.4 million, respectively, in 2021and 2020. Our annual cash tax rate was approximately 56% and 26%, respectively, in 2021 and 2020.
Please refer to Note 9, “Income Taxes” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information regarding income tax.

Income from Continuing Operations Attributable to GCP Shareholders
Income from continuing operations attributable to GCP shareholders was $21.5 million in 2021 compared to $100.5 million in 2020. 2020 included gains from the sale of the Cambridge, Massachusetts corporate headquarters.
Operating Segment Overview
The following is an overview of the financial performance of the SCC and SBM operating segments for 2021 and 2020. For further information on our accounting policies related to allocating certain functional and corporate costs and measuring segment operating income, please refer to Note 19, “Segments” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K.
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
SCC
Net Sales and Gross Margin

Net sales were $558.5 million in 2021, an increase of $39.6 million, or 7.6%, compared to 2020. The increase was primarily due to higher sales volumes of 4.3% particularly in Latin America, EMEA and Asia Pacific, higher pricing of 2.1% and favorable impact of foreign currency translation of 1.2%.
Sales volumes increased 4.3% in 2021 compared to 2020 primarily due to higher construction and manufacturing activity.
Gross profit was $187.9 million in 2021, a decrease of $14.9 million, or 7.3%, compared to 2020 primarily due to higher raw material costs. Gross margin decreased 550 basis points to 33.6% compared with the prior-year primarily due to higher raw material and logistic costs, partially offset by price and volume.
Segment Operating Income and Operating Margin
    Segment operating income (“SOI”) was $39.3 million in 2021, a decrease of $13.6 million, or 25.7%, compared to 2020 primarily due to lower gross profit. Segment operating margin of 7.0% decreased 320 basis points compared with the prior-year primarily due to lower gross margin. 240 basis points improvement was achieved through greater operating leverage due to increased volume in the period.

SBM
Net Sales and Gross Margin
Net sales were $411.6 million in 2021, an increase of $27.3 million, or 7.1%, compared to 2020 due to higher sales volume of 4.3%, the favorable impact of foreign currency translation of 2.0% and pricing of 0.8%.
Sales volumes increased 4.3% due to higher construction and manufacturing activity in all regions. Residential volumes increased 12.0% in 2021 driven by the strong demand in North America for roofing materials. In 2021 compared to 2020, volume increases within Specialty Construction Products were mostly offset by volume decreases within Building Envelope.
Gross profit was $157.5 million for 2021, an increase of $0.9 million, or 0.6%, compared to 2020 primarily due to higher sales volumes. Gross margin of 38.3% decreased from 2020 by 240 basis points primarily due to higher raw material costs partially offset by higher sale volumes.
Segment Operating Income and Operating Margin

Segment operating income was $74.3 million in 2021, an increase of $3.2 million, or 4.5%, compared to 2020 primarily due to higher gross profit and lower SG&A expense. Segment operating margin for 2021 was 18.1%, a decrease of 40 basis points compared to 2020. The decrease was primarily due to higher raw material costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Following is an analysis of our financial condition, liquidity and capital resources at December 31, 2021.
Proposed Merger
On December 5, 2021, we entered into the Merger Agreement, with Saint-Gobain. Pursuant to the terms of the Merger Agreement, we are prohibited from certain actions without Saint-Gobain’s consent, including the incurrence of debt, capital expenditures above certain thresholds, share repurchases and payment of dividends. Further, we may be required to pay a cash termination fee to Saint-Gobain of up to $71 million, as required under the Merger Agreement under certain circumstances.
Cash Resources and Available Credit Facilities
At December 31, 2021 we had $500.6 million in cash and cash equivalents of which $341.1 million was held in the U.S. We had additional available liquidity of $347.2 million under the U.S. revolving line agreement and $40.7 million was available under various non-U.S. credit facilities. We expect to meet our U.S. cash and liquidity requirements with cash on hand, cash we expect to generate, future borrowings, if any, and other available liquidity, including royalties and service fees from our foreign subsidiaries. We may also repatriate future earnings from foreign subsidiaries if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and meet our debt obligations. Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls in certain foreign entities. We generally renew these credit facilities as they expire. Please refer to Note 2, “Summary of Significant Accounting and Financial Reporting Policies” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for a discussion of our cash and cash equivalents.
The following table summarizes our non-U.S. credit facilities at December 31, 2021.

	Maximum Borrowing Amount	Available Liquidity	Expiration Date
	(in millions)
China	$8.0	$6.1	4/15/2023
Singapore	6.0	6.0	4/15/2023
Canada	5.9	5.9	4/15/2023
Australia	5.5	4.9	4/15/2023
India	5.0	3.7	4/15/2023
Hong Kong	3.0	3.0	4/15/2023
Korea	2.0	2.0	4/15/2023
Other countries	9.5	9.1	Open ended
Total	$44.9	$40.7
Tax Reform
The Organization for Economic Co-operation and Development (“OECD”) has proposed a multi-jurisdictional inclusive framework to address base erosion and profit sharing. Adoption of the framework by relevant jurisdictions and possible changes in U.S. tax laws or interpretations, could materially impact our effective tax rate and future cash flows.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. We expect this provision may materially reduce cash flows beginning in 2022.

Sale and Relocation of Corporate Headquarters
In July 2020, GCP sold its Cambridge, Massachusetts corporate headquarters and entered into a leaseback transaction with the buyer. GCP received cash proceeds of $122.5 million, net of the related transaction costs and recorded a gain of $110.2 million in its Consolidated Statements of Operations. During 2020, we made cash tax payments of approximately $15 million related to the gain on the sale of the Cambridge facility and expect to make additional cash tax payments in future years. The lease ended December 2021 and we were required to make certain payments for real estate taxes and other operating expenses related to the property.
In March 2021, the Board approved a business restructuring and repositioning plan related to the relocation of the Company’s corporate headquarters to the Atlanta, Georgia area, the closure of its Cambridge, Massachusetts campus, the build-out of new R&D locations near the Boston/Cambridge area, as well as the consolidation of other regional facilities and offices, including an organizational redesign, which is expected to lower costs. In August 2021, the Company entered into new leases for its corporate headquarters and global R&D facility in Alpharetta, Georgia and Wilmington, Massachusetts, respectively, and recorded a right-of-use asset and corresponding lease liability of $19.5 million.
Share Repurchase Program
    On July 30, 2020, the Board authorized a program to repurchase up to a maximum of $100 million of our common stock through July 30, 2022. No shares were repurchased during 2021 or 2020. The Merger Agreement does not permit GCP to repurchase any shares without the prior consent of Saint-Gobain, and currently, we do not intend to repurchase any shares.
Analysis of Cash Flows
The following table summarizes our cash flows:

	2021	2020
	(in millions)
Cash flows provided by (used in) continuing operations:
Net cash provided by operating activities from continuing operations	$49.4	$73.3
Net cash used in operating activities from discontinued operations	(0.3)	(2.7)
Net cash provided by operating activities	49.1	70.6
Net cash (used in) provided by investing activities from continuing operations	(32.2)	87.1
Net cash used in investing activities from discontinued operations	—	—
Net cash (used in) provided by investing activities	(32.2)	87.1
Net cash provided by (used in) financing activities from continuing operations	7.4	(2.0)
Effect of currency exchange rate changes on cash and cash equivalents	(6.4)	2.0
Increase (decrease) in cash and cash equivalents	17.9	157.7
Cash and cash equivalents, beginning of year	482.7	325.0
Cash and cash equivalents, end of year	$500.6	$482.7
Cash flows from operating activities. As shown in the table below, our cash flows provided by operating activities from continuing operations decreased by $23.9 million.
For 2021, our disbursements, other than interest and income tax payments increased by $100.0 million due mostly to higher raw material and transportation costs. This was partially offset by increased collection from customers of $59.6 million due to higher net sales of 7.4% and by lower income tax payments, net of $16.3 million because 2020 included a $15 million tax payment for the sale of our former Cambridge Massachusetts corporate headquarters.

	2021	2020
	(in millions)
Collections from customers	$977.1	$917.5
Other disbursements, other than interest and income tax payments	(889.3)	(789.3)
Interest payments, net	(19.3)	(19.5)
Income tax payments, net	(19.1)	(35.4)
Cash provided by operating activities from continuing operations	$49.4	$73.3
Cash flows from investing activities. Net cash used by investing activities from continuing operations during 2021 was $32.2 million compared to cash provided by investing activities from continuing operations of $87.1 million during the prior year. The prior year included proceeds from the sale of our Cambridge headquarters of $122.5 million.
Cash flows from financing activities. Net cash provided by financing activities from continuing operations during the 2021 was $7.4 million compared to $2.0 million of cash used during the prior year. The year-over-year change was primarily due to higher proceeds received from the exercise of stock options of $10.3 million.
Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls. We generally renew these credit facilities as they expire.
Debt and Other Contractual Obligations
Total debt outstanding at December 31, 2021 and 2020 was $350.9 million and $351.7 million, respectively.
5.5% Senior Notes
The Company issued the 5.5% Senior Notes in April 2018 with an aggregate principal amount of $350 million maturing in April 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. During 2021 and 2020, we made interest payments of $19.3 million and $19.3 million, respectively. The 5.5% Senior Notes are reported net of unamortized discount and debt issuance costs, respectively of $2.7 million and $3.3 million, at December 21, 2021 and 2020. Based on quotes from dealers where obtainable or the value of the most recent trade in the market (Level 2), the outstanding 5.5% Senior Notes has a fair value of $358.9 million at December 31, 2021.
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
    Subject to certain conditions stated in the Indenture, GCP may at any time after April 15, 2021, redeem the 5.5% Senior Notes in whole or in part at the redemption price equal: (i) 102.8% of the par value if redeemed after April 15, 2021, (ii) 101.4% of the par value if redeemed after April 15, 2022, and (iii) 100.0% of the par value if redeemed after April 15, 2023 and thereafter. Upon occurrence of a change of control, as defined in the Indenture, GCP will be required to make an offer to repurchase the 5.5% Senior Notes at a price equal to 101.0% of their aggregate principal amount repurchased plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Indenture contains certain covenants and provides for customary events of default subject to customary grace periods in certain cases. Please refer to Note 6, “Debt” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information regarding our debt. At December 31 2021, we were in compliance with all covenants and conditions under the Indenture. There are no events of default under the Indenture at December 31, 2021.
Credit Agreement
    The Company entered into a $350 million Revolving Credit Facility on April 2018. At December 31, 2021, there were no outstanding borrowings on the Revolving Credit Facility. There were $2.8 million in outstanding letters of credit which resulted in available credit of $347.2 million at December 31, 2021. The interest rate per annum applicable to the Revolving

Credit Facility is equal to, at GCP’s option, either: (i) a base rate plus a margin ranging from 0.25% to 1.0%, or (ii) LIBOR plus a margin ranging from 1.25% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios. Please refer to Note 6, “Debt” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information regarding our debt.
Contractual Obligations
At December 31, 2021, our contractual obligations consist of: (1) $350.9 million related to principal and interest payments on 5.5% Senior Notes, finance lease obligations and borrowings outstanding under various lines of credit, primarily by non-U.S. subsidiaries, based on variable interest rates in effect on that date; (2) $70.6 million of undiscounted operating lease payments, of which $8.9 million is payable in 2022 and $61.7 million thereafter; (3) $24.1 million of income tax liability associated with the 2017 Tax Act payable, of which $8.8 million is payable in 2024 and $15.3 million in 2025. There are no minimum payment requirements under ERISA for 2022. Please refer to Note 6, “Debt” and Note 8, “Leases” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for the schedule of principal maturities of debt and lease obligations.
    At December 31, 2021, we had approximately $30.3 million of unrecognized tax benefits and $0.6 million of associated interest and penalties pertaining to unrecognized tax benefits. Included in these amounts are $0.6 million indemnified by Grace. Our liability for unrecognized tax benefits decreased by $0.5 million during 2021. We also believe it is reasonably possible that in the next 12 months due to expiration of the statute of limitation that the amount of the liability for unrecognized tax benefits could further decrease by approximately $1.6 million, of which $0.6 million is indemnified by Grace. Unrecognized tax benefits represent a potential future cash outlay. We are unable to make a reasonably reliable estimate of the timing of the cash settlement for this liability since the timing of future tax examinations by various tax jurisdictions and the related resolution is uncertain. Please refer to Note 9, “Income Taxes”, in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for further information on our unrecognized tax benefit.
The letters of credit of approximately $6.3 million are related primarily to customer advances and other performance obligations at December 31, 2021. Please refer to Note 17, “Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for further information on guarantees, indemnification obligations and financial assurances, none of which were material at December 31, 2021, as well as other contingencies at the year then ended.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, as well as related disclosures of contingent assets and liabilities within the Consolidated Financial Statements. Changes in estimates are recognized in the period in which they are identified. We believe that our accounting estimates are appropriate and the related balances included within the Consolidated Financial Statements are reasonable. Actual amounts could differ from the initial estimates which may require adjustments in future periods that could have a material impact on our financial condition and results of operations. A description of our accounting policies is included in Note 2, “Summary of Significant Accounting and Financial Reporting Policies” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K.
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

Pension and OPEB
We sponsor defined benefit pension plans for our employees in the United States, the United Kingdom, and a number of other countries, and fund government-sponsored programs in other countries where we operate. Please refer to Note 10, “Retirement Plans” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K and “Employee Benefit Plans” section presented above for a detailed discussion of our pension plans and other postretirement benefit plans.
In order to estimate our pension and other postretirement benefits, expenses and liabilities, we select from a range of possible assumptions derived from participant demographics, past experiences and market indices. These assumptions are updated annually and primarily include discount rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase. The independent actuaries review our assumptions for reasonableness and use such assumptions to calculate our estimated liability and future pension expense. We review the actuarial reports for reasonableness and adjust our expenses, assets and liabilities to reflect the amounts calculated in the actuarial reports.
The two key assumptions used in determining our pension benefit obligations and pension expense are the discount rate and expected return on plan assets. Our most significant pension assets and pension liabilities are related to U.S. and U.K. pension plans.
The assumed discount rates for pension plans reflect currently available market rates for high-quality corporate bonds. For the U.S. pension plans, the assumed weighted average discount rate was selected in consultation with our independent actuaries based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For the U.K. pension plan, the assumed weighted average discount rate was selected in consultation with our independent actuaries based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. The assumed weighted average discount rate for the U.S. and non-U.S. pension plans was 2.85% and 1.71%, respectively, in 2021 compared to 2.61% and 1.17%, respectively, in 2020. We recognized a gain of $10.3 million in 2021 and a loss of $2.8 million in 2020 of Pension MTM adjustments primarily due to a change in assumed weighted average discount rates. A hypothetical 100 basis point increase or decrease in the weighted average discount rate for the U.S. and a 100 basis point increase or decrease for the non-U.S. pension plans could result in a change in Pension MTM adjustments and other related costs by approximately $50.4 million and $48.0 million, respectively.
We selected the expected return on plan assets for the U.S. qualified pension plans for 2021 and 2020 in consultation with our independent actuaries using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results. For the expected return on plan assets for the U.K. pension plan, we considered the trustees’ strategic investment policy together with long-term historical returns and investment community forecasts for each asset class.
Income Taxes
We are a global enterprise with operations in over 30 countries. This global reach results in a complexity of tax regulations, which require assessments of applicable tax law and judgments in estimating our ultimate income tax liability. Please refer to Note 2, “Summary of Significant Accounting and Financial Reporting Policies” and Note 9, “Income Taxes” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K for additional details.
Stock-Based Compensation
We grant equity awards to certain key employees which include stock options, restricted share units (“RSUs”) and performance-based units (“PBUs”) with market conditions in accordance with provisions of the GCP Applied Technologies Inc. Equity and Incentive Plan (the “Plan”), as amended and restated on February 28, 2017, and the GCP Applied Technologies Inc. 2020 Inducement Plan (the “Inducement Plan”) adopted on October 1, 2020. Stock-based compensation expense was $6.9 million and $7.0 million, respectively, during 2021 and 2020. In December 2021, the Company recorded stock-based compensation expense of $1.8 million related to the accelerated vesting of RSUs held by certain executives.
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
We make estimates related to the likelihood of achieving performance goals for PBUs that vest upon the satisfaction of these goals. The number of shares ultimately provided to employees who received a PBU grant will be based on the level of achievement of these Company targets. PBUs are remeasured during each reporting period based on the expected payout of the award, which may range from 0% to 200% of the targets for such awards. PBUs granted in 2021 include performance criteria based on the following performance metrics: (i) a 2-year cumulative free cash flow target metric for approximately 33.3% of awards; (ii) a 2 -year cumulative adjusted earnings before interest, tax, depreciation and amortization metric for approximately 33.3% of awards; (iii) the Company’s 2-year total shareholder return (“TSR”) relative to the performance of the Russell 3000 Specialty Building Materials Index and the peer group approved by the Board’s Compensation Committee for approximately 33.3% of awards. PBUs granted in 2020 and 2019 are based on a three-year cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company’s TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. As a result, these awards are subject to volatility until the payout is determined at the end of the performance period. During 2021 and 2020, we recorded stock-based compensation expense reductions of $0.7 million and $0.6 million, respectively, related to remeasurement of PBUs based on their estimated expected payout at the end of the applicable performance period.

Recent Accounting Pronouncements
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
    For a summary of recently issued accounting pronouncements applicable to our Consolidated Financial Statements which is incorporated here by reference, please refer to Note 2, “Summary of Significant Accounting and Financial Reporting Policies” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K.
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
Currency Exchange Rate Risk
We operate in over 30 countries, and, as a result, our results of operations are exposed to changes in currency exchange rates. We attempt to minimize exposure to these changes by matching revenue streams in volatile currencies with expenditures in the same currencies using currency forward contracts or swaps. We have four forward contracts with an aggregate notional amount of €40.0 million that we use to hedge our foreign currency exposure on net investments in certain of our European subsidiaries whose functional currency is the Euro, as we do not believe that such a level of hedging would be cost-effective. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2021, resulting from a hypothetical 10% adverse change in Euro foreign currency exchange rates against the U.S. dollar, is approximately $3 million.
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
Inflation Risk
The global health crisis caused by the COVID-19 outbreak caused inflation headwinds, specifically raw material prices, logistic costs and global supply chain disruptions and had a tangible impact on our 2021 yearly performance with a decrease in gross margin of approximately 420 basis points. We expect these inflationary trends to amount to approximately $50 million in 2022 which we expect to offset through price increases.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statement Schedule II should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GCP Applied Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GCP Applied Technologies Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company not designing and maintaining an effective control environment commensurate with its financial reporting requirements, as the Company did not maintain a sufficient complement of professionals with an appropriate degree of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, which contributed to additional material weaknesses in that the Company did not design and maintain (ii) formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries; and (iii) effective controls over the completeness and accuracy of price and quantity information for revenue recognition.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Revenue Recognition

As described in Note 3 to the consolidated financial statements, the majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its SCC operating segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its SBM operating segment. In these arrangements, the customer generally pays GCP for the contract price agreed upon within a short period of time, which is between thirty and sixty days. Revenue from these contracts with customers is typically recognized upon shipment of the product or delivery at the customer’s site based on the shipping terms provided the transaction price can be estimated appropriately and management expects to collect the consideration to which it is entitled in exchange for the products it ships. The Company’s consolidated net sales were $970.1 million for the year ended December 31, 2021.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence over the completeness and accuracy of price and quantity information for revenue recognition. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of December 31, 2021 related to controls over the completeness and accuracy of price and quantity information for revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) for a sample of transactions, obtaining and inspecting source documents, including a combination of customer agreements, cash receipts, shipping documents, purchase order information, and other documentation and (ii) evaluating and determining the nature and extent of audit procedures performed and evidence obtained related to revenue recognition.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 1, 2022

We have served as the Company’s auditor since 2015.

GCP Applied Technologies Inc. Consolidated Statements of Operations
	2021	2020	2019
	(in millions, except per share amounts)
Net sales	$970.1	$903.2	$1,013.5
Cost of goods sold	626.2	545.3	629.8
Gross profit	343.9	357.9	383.7
Selling, general and administrative expenses	254.6	264.5	272.8
Restructuring and repositioning expenses	33.3	30.3	30.3
Interest expense, net	22.5	21.5	22.7
Other (income) expenses, net	(0.4)	14.1	22.7
Gain on sale of corporate headquarters	—	(110.2)	—
Total costs	310.0	220.2	348.5
Income from continuing operations before income taxes	33.9	137.7	35.2
Income tax (expense) benefit	(12.1)	(36.7)	6.0
Income from continuing operations	21.8	101.0	41.2
(Loss) income from discontinued operations, net of income taxes	(0.3)	(0.3)	5.7
Net income	21.5	100.7	46.9
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)	(0.4)
Net income attributable to GCP shareholders	$21.2	$100.2	$46.5

Amounts Attributable to GCP Shareholders:
Income from continuing operations attributable to GCP shareholders	$21.5	$100.5	$40.8
(Loss) income from discontinued operations, net of income taxes	(0.3)	(0.3)	5.7
Net income attributable to GCP shareholders	$21.2	$100.2	$46.5

Earnings Per Share Attributable to GCP Shareholders:
Basic earnings per share:
Income from continuing operations attributable to GCP shareholders	$0.29	$1.38	$0.56
Income from discontinued operations, net of income taxes	—	(0.01)	0.08
Net income attributable to GCP shareholders	$0.29	$1.37	$0.64

Weighted average number of basic shares	73.4	73.0	72.6

Diluted earnings per share:
Income from continuing operations attributable to GCP shareholders	$0.29	$1.37	$0.56
Income from discontinued operations, net of income taxes	—	—	0.08
Net income attributable to GCP shareholders	$0.29	$1.37	$0.64

Weighted average number of diluted shares	73.5	73.1	72.9

The Notes to Consolidated Financial Statements are an integral part of these statements

GCP Applied Technologies Inc.
Consolidated Statements of Comprehensive Income

	2021	2020	2019
	(In millions)
Net income	$21.5	$100.7	$46.9
Other comprehensive (loss) income:
Defined benefit pension and OPEB plans	0.6	(0.5)	(0.6)
Income tax effect	(0.2)	0.1	0.1
Currency translation adjustments	(18.8)	5.9	3.7
Income tax effect	(0.6)	0.9	(0.1)
Gain (loss) from hedging activities, net	0.1	0.1	(0.1)
Total other comprehensive (loss) income	(18.9)	6.5	3.0
Comprehensive income	2.6	107.2	49.9
Less: Comprehensive income attributable to noncontrolling interests	(0.3)	(0.5)	(0.4)
Comprehensive income attributable to GCP shareholders	$2.3	$106.7	$49.5

The Notes to Consolidated Financial Statements are an integral part of these statements

GCP Applied Technologies Inc. Consolidated Balance Sheets
	December 31, 2021	December 31, 2020
	(in millions, except par value and shares)
ASSETS
Current Assets
Cash and cash equivalents	$500.6	$482.7
Trade accounts receivable, net	162.4	169.4
Inventories	130.7	98.4
Current assets held for sale	22.0	—
Other current assets	45.9	41.2
Total Current Assets	861.6	791.7
Properties and equipment, net	213.2	225.6
Goodwill	205.5	215.0
Technology and other intangible assets, net	48.8	70.9
Other assets	117.5	114.4
Total Assets	$1,446.6	$1,417.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$2.1	$2.8
Current liabilities held for sale	2.6	—
Accounts payable	102.3	87.8
Other current liabilities	124.9	133.8
Total Current Liabilities	231.9	224.4
Long-term debt	348.8	348.9
Defined benefit pension plans	56.5	62.9
Unrecognized tax benefits	41.1	41.0
Income taxes payable	24.1	28.4
Other liabilities	72.3	57.9
Total Liabilities	774.7	763.5
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $0.01; 50,000,000 shares authorized; no shares issued or outstanding (Note 15)	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 73,845,554 and 73,082,066, respectively	0.7	0.7
Paid-in capital	80.2	61.9
Accumulated earnings	731.5	710.3
Accumulated other comprehensive loss	(129.4)	(110.5)
Treasury stock	(13.8)	(10.7)
Total GCP Stockholders’ Equity	669.2	651.7
Noncontrolling interests	2.7	2.4
Total Stockholders’ Equity	671.9	654.1
Total Liabilities and Stockholders’ Equity	$1,446.6	$1,417.6

The Notes to Consolidated Financial Statements are an integral part of these statements

GCP Applied Technologies Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Stockholders’ Equity
	(in millions)
Balance, December 31, 2018	$0.7	$39.6	$563.6	$(120.0)	$(4.8)	$2.0	$481.1
Net income	—	—	46.5	—	—	0.4	46.9
Share-based compensation	—	6.2	—	—	—	—	6.2
Exercise of stock options	—	7.6	—	—	—	—	7.6
Share repurchases	—	—	—	—	(3.8)	—	(3.8)
Other comprehensive income	—	—	—	3.0	—	—	3.0
Balance, December 31, 2019	$0.7	$53.4	$610.1	$(117.0)	$(8.6)	$2.4	$541.0
Net income	—	—	100.2	—	—	0.5	100.7
Share-based compensation	—	7.0		—	—	—	7.0
Exercise of stock options	—	1.5	—	—	—	—	1.5
Share repurchases	—	—	—	—	(2.1)	—	(2.1)
Other comprehensive income	—	—	—	6.5	—	—	6.5
Dividends and other changes in noncontrolling interest	—	—	—	—	—	(0.5)	(0.5)
Balance, December 31, 2020	$0.7	$61.9	$710.3	$(110.5)	$(10.7)	$2.4	$654.1
Net income	—	—	21.2	—	—	0.3	21.5
Share-based compensation	—	6.9	—	—	—	—	6.9
Exercise of stock options	—	11.4	—	—	—	—	11.4
Share repurchases	—	—	—	—	(3.1)	—	(3.1)
Other comprehensive loss	—	—	—	(18.9)	—	—	(18.9)
Balance, December 31, 2021	$0.7	$80.2	$731.5	$(129.4)	$(13.8)	$2.7	$671.9

The Notes to Consolidated Financial Statements are an integral part of these statements

GCP Applied Technologies Inc. Consolidated Statements of Cash Flows
	2021	2020	2019
	(in millions)
OPERATING ACTIVITIES
Net income	$21.5	$100.7	$46.9
Less: (Loss) income from discontinued operations	(0.3)	(0.3)	5.7
Income from continuing operations	21.8	101.0	41.2
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	45.9	46.4	43.2
Impairment of assets related to restructuring plans	8.0	2.3	4.3
Provisions for expected credit losses and inventory obsolescence	7.8	6.7	9.0
Deferred income taxes	(7.0)	1.3	(18.7)
Stock-based compensation expense	5.8	4.6	6.2
Loss (gain) on disposal of assets and product lines	2.3	(110.0)	(0.7)
Unrealized loss on foreign currency	0.8	5.1	0.1
Other	1.5	1.5	0.2
Changes in assets and liabilities, excluding effect of currency translation:
Trade accounts receivable	(2.7)	16.1	9.6
Inventories	(44.7)	(7.3)	8.4
Accounts payable	14.3	(2.3)	(26.8)
Pension assets and liabilities, net	(6.5)	(9.1)	18.9
Other assets and liabilities, net	2.1	17.0	(17.2)
Net cash provided by operating activities from continuing operations	49.4	73.3	77.7
Net cash used in operating activities from discontinued operations	(0.3)	(2.7)	(13.7)
Net cash provided by operating activities	49.1	70.6	64.0
INVESTING ACTIVITIES
Capital expenditures	(32.4)	(36.0)	(61.3)
Proceeds from sale of corporate headquarters, net of transaction costs	—	122.5	—
Other investing activities	0.2	0.6	0.5
Net cash (used in) provided by investing activities from continuing operations	(32.2)	87.1	(60.8)
Net cash used in investing activities from discontinued operations	—	—	(0.4)
Net cash (used in) provided by investing activities	(32.2)	87.1	(61.2)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	11.4	1.1	7.6
Payments of tax withholding obligations related to employee equity awards	(1.7)	(1.7)	(3.8)
Repayments under credit arrangements	(1.1)	(1.9)	(7.6)
Payments on finance lease obligations	(0.7)	(0.8)	(0.8)
Borrowings under credit arrangements	0.5	2.2	—
Other financing activities	(1.0)	(0.9)	(0.4)
Net cash provided by (used in) financing activities from continuing operations	7.4	(2.0)	(5.0)
Effect of currency exchange rate changes on cash and cash equivalents	(6.4)	2.0	1.1
Increase (decrease) in cash and cash equivalents	17.9	157.7	(1.1)
Cash and cash equivalents, beginning of year	482.7	325.0	326.1
Cash and cash equivalents, end of year	$500.6	$482.7	$325.0

The Notes to Consolidated Financial Statements are an integral part of these statements

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business
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
Basis of Presentation
The accompanying Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of GCP and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial statements reflect the financial position, results of operations and cash flows of GCP in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-K. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
GCP conducts certain business through joint ventures with unaffiliated third parties. GCP consolidates the results of joint ventures in which it has controlling financial interest in the Consolidated Financial Statements. GCP reduces its consolidated net income by the amount of net income (loss) attributable to noncontrolling interests.
In 2016, GCP entered into a separation and distribution agreement pursuant to which W.R. Grace & Co. (“Grace”) agreed to transfer its Grace Construction Products operating segment and the packaging technologies business, operated under the “Darex” name, of its Grace Materials Technologies operating segment to GCP (the “Separation”). Please refer to Note 18, “Related Party Transactions” for further information on the Tax Sharing Agreement between GCP and Grace related to Separation.
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
Proposed Merger
On December 5, 2021, GCP entered into an Agreement and Plan of Merger, or the (“Merger Agreement”), with Cyclades Parent, Inc., or Parent, and Cyclades Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub, and Compagnie de Saint-Gobain S.A., solely for purposes set forth therein, or Guarantor and together with Parent and Merger Sub, collectively, (“Saint-Gobain”). Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into GCP, which referred to herein as the Merger, with GCP continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Parent. Parent and Merger Sub are controlled by Guarantor.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of GCP’s common stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares to be cancelled pursuant to the Merger Agreement or shares of common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law), shall be automatically converted into the right to receive $32.00 in cash, without interest. See Note 20, “Proposed Merger” for further information.

Discontinued Operations

In 2017 (the “Closing Date”), GCP completed the sale of its Darex Packaging Technologies (“Darex”) business to Henkel AG & Co. KGaA (“Henkel”) for $1.1 billion in cash. As discussed further in Note 21, “Disposals”, the results of

Notes to Consolidated Financial Statements
operations for Darex have been excluded from continuing operations and segment results for all periods presented.
Risk and Uncertainties
In March 2020, the World Health Organization declared the outbreak of the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended a number of restrictive measures to contain the spread. Many governments in the regions where GCP generates the majority of its revenue have adopted such policies. GCP has been closely monitoring the impact of COVID-19 and working to manage the effects on its business globally. It is difficult to estimate with reasonable certainty at this time the duration and extent of the impact of the pandemic on the global economy, the Company’s business, financial position and results of operations. GCP has made certain estimates within its financial statements related to the impact of COVID-19, including allowances for credit losses related to the estimated amount of receivables not expected to be collected and excess, obsolete or damaged inventories, future expected cash flows related to impairment assessments of goodwill and long-lived assets, incentive compensation accruals, contingent liabilities, and sales allowances related to volume rebates recognized based on anticipated sales volume. There may be changes to the Company’s estimates in future periods due to uncertainty associated with the impact of COVID-19, the extent of which will depend largely on future developments, including new information which may emerge concerning the resurgence of the pandemic, as well as additional and unanticipated actions by government authorities to further contain the spread of COVID-19.
2. SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
Fiscal Year
The Company’s fiscal year ends on December 31. Unless the context indicates otherwise, whenever a particular year is referenced, it means the fiscal year ended or ending in that particular calendar year.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid instruments with original maturities of three months or less that are readily convertible to known amounts of cash. The recorded amounts are presented at amortized cost within the “Cash and cash equivalents” in the Company’s Consolidated Balance Sheets and approximate fair value.
Accounts Receivable, net
Trade accounts receivable are amounts due from customers for products sold or services performed in the ordinary course of business and are stated at their estimated net realizable value representing amounts expected to be collected. Allowance for credit losses is recorded upon the initial recognition of trade accounts receivable and reviewed during each reporting period over their contractual life. Allowance for credit losses is measured based on historical loss rates and the impact of current and future conditions, including an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable. The Company evaluates the allowance for credit losses for the entire portfolio of trade accounts receivable on an aggregate basis due to similar risk characteristics of its customers based on similar industry and historical loss patterns. Accounts receivable balances are written off against the allowance for credit losses when the Company determines that the balances are not recoverable. Provisions for expected credit losses are recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. At December 31, 2021 and 2020, allowance for credit losses was $6.4 million and $7.0 million, respectively.

The following table summarizes the activity for the allowance for credit losses during 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Beginning balance	$7.0	$7.5	$5.8
Provision for expected credit losses	1.2	0.9	3.5
Write offs	(1.5)	(1.4)	(1.7)
Foreign currency translation adjustments	(0.3)	—	(0.1)
Ending balance	$6.4	$7.0	$7.5
Inventories
Inventories are stated at the lower of cost or net realizable value. Costs are determined on a first-in, first-out (“FIFO”) basis and include direct and certain indirect costs of materials and production. GCP provides allowances for excess, obsolete

Notes to Consolidated Financial Statements
or damaged inventories based on their expected selling price, net of completion and disposal costs. Abnormal costs of production are expensed as incurred.
Properties and Equipment
Properties and equipment are stated at cost, net of accumulated depreciation. Depreciation expense for properties and equipment is computed using the straight-line method and charged to results of operations. Depreciation expense was $37.4 million, $37.4 million and $33.7 million, respectively, for 2021, 2020 and 2019. Interest costs are capitalized as part of the historical cost of acquiring properties and equipment that constitute major project expenditures and require a period of time to get them ready for their intended use. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. Cost of disposed assets, net of accumulated depreciation, are derecognized upon their retirement or at the time of disposal, and the corresponding amount, net of any proceeds from disposal, is reflected in the Company’s results of operations. Costs related to legal obligations associated with asset retirements, such as restoring a site to its original condition, are recognized as liabilities and corresponding assets at amounts equal to the net present value of estimated future cash flows that will be required to settle such liabilities. Capitalized asset costs are depreciated over the related asset’s estimated useful life. Useful lives are generally as follows:

Buildings	20-40 years
Information technology equipment	3-7 years
Operating machinery and equipment	3-10 years
Furniture and fixtures	5-10 years
During 2021, 2020 and 2019, the Company recorded asset write off charges of $4.9 million, $1.1 million and $4.3 million, respectively, related to its properties and equipment in connection with its restructuring and repositioning plans. Please refer to Note 4, “Restructuring and Repositioning Expenses” for further information regarding those restructuring and repositions plans.
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
Fair value of a reporting unit is determined based on Level 3 inputs using a combined weighted average of a market-based approach (utilizing fair value multiples of comparable publicly traded companies) and an income-based approach (utilizing discounted projected cash flows model). In applying the income-based approach, the fair value of each reporting unit is determined in accordance with the discounted projected cash flow valuation model based on the estimated projected future cash flows and terminal value discounted at the rate which reflects the weighted average costs of capital. The inputs and assumptions that are most likely to impact the reporting unit’s fair value include the discount rate, long-term sales growth rates and forecasted operating margins. In applying the market-based approach, GCP determines the reporting unit’s business enterprise fair value based on inputs and assumptions related to average revenue multiples and earnings before interest, tax, depreciation and amortization multiples derived from its peer group which are weighted and adjusted for size, risk and growth of the individual reporting unit.
Application of the goodwill impairment assessment requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill. Different estimates and

Notes to Consolidated Financial Statements
assumptions of forecasted long-term sales growth rates, operating margins, future cash flows, weighted average cost of capital discount rate, as well as peer company multiples used in the valuation models could result in different estimates of the reporting unit’s fair value at each testing date. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market values. Future business conditions could differ materially from the projections made by management which could result in additional adjustments and impairment charges.
GCP performed its annual impairment test at October 31, 2021 and 2020 for the two reporting units. The Company performed a qualitative assessment as a part of the impairment test in 2021 and determined that it was not likely that the fair values of the reporting units were less than their carrying amounts. As such, the Company did not perform quantitative assessments and did not recognize impairment losses as a result of the analysis. The Company performed a quantitative assessment as part of the impairment test in 2020, and the fair values of the reporting units were significantly in excess of their carrying values. As such, GCP did not recognize impairment losses as a result of the analysis. If events occur or circumstances change that would more likely than not reduce the fair values of the reporting units below their carrying values, goodwill will be evaluated for impairment between annual tests. There were no impairment losses recognized in any of the periods presented in the Consolidated Statements of Operations.
Intangible Assets
Intangible assets with finite lives consist of customer relationships, technology, trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 1 to 20 years. See Note 5, “Intangible Assets and Goodwill”. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, customer attrition rates, royalty cost savings and appropriate discount rates used in computing present values.
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
Indefinite-Lived Intangible Assets
    Indefinite-lived intangible assets consist mostly of trademarks. GCP reviews its indefinite-lived intangible assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. Indefinite-lived intangible assets are tested for impairment by performing either a qualitative evaluation or a quantitative test which requires judgment based on market and operational conditions at the time of the evaluation. GCP first assesses qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that indefinite-lived intangible assets are impaired. If GCP determines, based on this assessment, that it is more likely than not that the assets are impaired, it performs a quantitative impairment test by comparing the assets’ fair values with their carrying values. No impairment loss is recognized if the fair values exceed the carrying values. However, if the carrying values of the indefinite-lived intangible assets exceed their fair values, the amount of such excess is recognized as an impairment loss during the period identified and the assets’ carrying values are written down to their fair values.
    Fair values of the indefinite-lived intangible assets are determined based on Level 3 inputs using a relief-from-royalty valuation method. The inputs and assumptions that are most likely to impact the intangible assets’ fair values due to their sensitivity include the discount rate, royalty rate and long-term sales growth rates. GCP performed its annual impairment assessment related to the indefinite-lived intangible assets at October 31, 2021 and 2020. The Company performed a qualitative assessment as a part of the impairment test in 2021 and determined that it was not likely that the fair values of the indefinite-lived intangible assets were less than their carrying amounts. As such, it did not perform the quantitative assessment as a part of the impairment test and did not recognize impairment losses as a result of its analysis.The Company performed a quantitative assessment as part of the impairment test in 2020, and the fair values of the indefinite-lived intangible assets were significantly in excess of their carrying values. As such, GCP did not recognize impairment losses as a

Notes to Consolidated Financial Statements
result of the analysis. If events occur or circumstances change that would more likely than not reduce the fair values of the indefinite-lived intangible assets below their carrying values, the indefinite-lived intangible assets will be evaluated for impairment between annual tests. There were no impairment losses recognized during any of the periods presented in the Consolidated Statements of Operations.
Leases
GCP determines at contract inception whether the contract represents or contains a lease and conveys the right to control the use of an identified asset over a period of time in exchange for consideration. For leases with terms greater than 12 months, the Company recognizes right-of-use assets and lease obligations at the lease commencement date based on a present value of lease payments over the lease term. Lease payments included in the measurement of right-of-use assets and lease obligations consist of: (1) fixed payments, including periodic rent increases and excluding any lease incentives paid or payable to the Company by a lessor, and (2) certain variable payments that depend on an index or a market rate measured on the commencement date. The Company estimates its incremental borrowing rate (“IBR”) based on the remaining lease term and remaining lease payments, as well as other information available at lease commencement since a readily determinable implicit rate is not provided in the Company’s leases. The IBR is the rate of interest that the Company would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company determines the IBR for its leases by adjusting the local risk-free interest rate with a credit risk premium corresponding to the Company’s credit rating. The Company has elected to utilize a portfolio approach as it pertains to the application of the appropriate discount rates to its portfolios of leases. The weighted average discount rate for operating leases was 6.0% and 5.5%, respectively, at December 31, 2021 and 2020. Right-of-use assets for operating leases are initially measured on the lease commencement date and include any initial direct costs incurred, as well as lease obligation amounts, net of any lease incentives received from a lessor. Lease expense for operating leases is recognized on a straight-line basis over the lease term which includes: non-cancelable term during which the Company has a right to use an underlying asset, renewal options that extend the lease, are in the control of the lessor and reasonably certain to be exercised, and options to terminate the lease before the end of its non-cancelable term that are not reasonably certain to be exercised. Variable payments that are excluded from the measurement of right-of-use assets and lease obligations consist primarily of non-lease related services, the Company’s proportionate share of operating expenses for the leased facilities and certain payments related to excess mileage and usage charges for the leased vehicles and equipment. Such variable payments are recognized as lease expense in the results of operations when the obligation is incurred. The Company does not record right-of-use assets and lease obligations for leases with an initial term of 12 months or less and recognizes lease expense on a straight-line basis over the lease term. Finance leases are included in “Properties and equipment, net”, “Current portion of long-term debt” and “Long-term debt” in the Company’s Consolidated Balance Sheets and are not material at December 31, 2021 and 2020.
Revenue Recognition
Revenue is recognized upon transfer of control of products or services promised to customers in an amount that reflects the consideration the Company expects to receive in exchange for these products or services. Please refer to Note 3, “Revenue from Lessor Arrangements and Contracts with Customers” for further information on the Company’s revenue recognition policies.
Income Tax
As a global enterprise, GCP is subject to a complex array of tax regulations and needs to make assessments of applicable tax law and judgments in estimating its ultimate income tax liability. Income tax expense and income tax balances represent GCP’s federal, state and foreign income taxes as an independent company. GCP files a U.S. consolidated income tax return, along with foreign and state corporate income tax filings, as required. GCP’s deferred taxes and effective tax rate may not be comparable to those of historical periods prior to the Separation. Please refer to Note 9, “Income Taxes” for details regarding estimates used in accounting for income tax matters, including unrecognized tax benefits.
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

Notes to Consolidated Financial Statements
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
Pension Benefits
GCP’s method of accounting for actuarial gains and losses relating to its global defined benefit pension plans is referred to as “mark-to-market accounting.” In accordance with mark-to-market accounting, GCP’s pension costs consist of two elements: 1) ongoing costs recognized periodically, which include service and interest costs, expected returns on plan assets and amortization of prior service costs/credits; and 2) mark-to-market gains and losses recognized annually in the fourth quarter resulting from changes in actuarial assumptions, such as discount rates and the difference between actual and expected returns on plan assets. If a significant event occurs, such as a major plan amendment or curtailment, GCP’s pension obligations and plan assets would be remeasured at an interim period and the mark-to-market gains or losses on remeasurement would be recognized in that period.
The net periodic pension costs and the defined benefit pension plan obligation are determined based on certain assumptions related to the estimated future benefits that employees earn while providing services, the amount of which cannot be completely determined until the benefit payments cease. Key assumptions used in accounting for employee benefit plans include the discount rate and the expected return on plan assets. Assumptions are determined based on Company data and appropriate market indicators in consultation with third-party actuaries and evaluated each year at the plans’ measurement date. A change in any of these assumptions would have an effect on net periodic pension costs and the defined benefit pension plan obligation.
Stock-Based Compensation Expense
GCP grants equity awards, including stock options, restricted stock units (the “RSUs”), PBUs with market conditions which vest upon the satisfaction of a performance condition and/or a service condition, as well as stock options with market conditions which vest upon the satisfaction of a service condition. GCP estimates the fair value of equity awards issued at the grant date. The fair value of the awards is recognized as stock-based compensation expense on a straight line basis, net of estimated forfeitures, for each separately vesting portion of the award over the employee’s requisite service period which may be a stated vesting period during which employees render services in exchange for equity instruments of the Company. Estimates related to equity award forfeitures are adjusted to their actual amounts at the end of the vesting period resulting in the recognition of cumulative stock-based compensation expense only for those awards that actually vest.
The fair value of RSUs is determined based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model which incorporates the assumptions related to the risk-free rate, options’ expected term, expected stock price volatility and expected dividend yield. The risk-free rate is based on the U.S. Treasury yield curve published at the grant date, with maturities approximating the expected term of the options. GCP estimates the expected term of the options based on the simplified method in accordance with U.S. GAAP,  determined as the average term between the options’ vesting period and their contractual term. GCP estimates the expected stock price volatility based on an industry peer group’s historic stock prices over a period commensurate with the options’ expected term. The expected dividend yield is zero based on the Company’s history and expectation of not paying dividends on common shares.
During 2020, GCP granted stock options with market conditions to the newly appointed CEO. Such options are expected to cliff vest in three years based on the achievement of certain targets ranging between 0% and 200% related to the Company’s common stock market price performance over a certain time period relative to the closing market price on the grant date. The fair value of stock options was determined using a Monte Carlo simulation based on the weighted-average value of options determined for each performance target and the assumptions related to the risk-free rate, options’ expected term and expected stock price volatility computed based on the methodology consistent with the Black-Scholes option-pricing model.

During 2021, 2020 and 2019, the Company granted performance-based restricted stock units (“PBUs”) to certain key employees. PBUs are performance-based units which are granted by the Company with market conditions. PBUs granted in 2021 are expected to cliff vest over two years, while PBUs granted in 2020 and 2019 are expected to cliff vest over three years. All PBUs will be settled in GCP common stock. PBUs granted in 2021 are based on the following metrics: (1) a 2-year cumulative free cash flow target metric for approximately 33.3% of awards; (2) a 2 -year cumulative adjusted earnings before interest, tax, depreciation and amortization metric for approximately 33.3% of awards; (3) the Company’s 2-year TSR relative to the performance of the Russell 3000 Specialty Building Materials Index and the peer group approved by the Board’s

Notes to Consolidated Financial Statements
Compensation Committee for approximately 33.3% of awards. PBUs granted in, 2020 and 2019 are based on a three years cumulative adjusted diluted earnings per share measure that is modified, up or down, based on the Company’s total shareholder return (“TSR”) relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. PBUs are remeasured during each reporting period based on their expected payout which may range between 0% to 200% based on the achievement of performance targets required for the awards’ vesting. Therefore, the stock-based compensation expense recognized for these awards during each reporting period is subject to volatility until the final payout target is determined at the end of the applicable performance period.
PBUs granted during 2021, 2020 and 2019 were valued using a Monte Carlo simulation, which is commonly used for assessing the grant date fair value of equity awards with a relative TSR modifier. The risk-free rate is a continuous rate based on the U.S. Treasury yield curve published at the grant date, based on maturity commensurate with the remaining performance period (expected term) of the PBUs. Expected volatility is based on the annualized historical volatility of GCP’s stock price. Historical volatility is calculated based on a look-back period commensurate with the remaining performance period of the PBUs. Correlation coefficients are used in the Monte Carlo valuation to simulate future stock prices. This includes correlations between: (i) the Company’s stock price and the Index, and (ii) the stock price of each constituent included in the Index and the Index itself. The correlation coefficient is based on daily stock returns of the Company and the Index using a look-back period commensurate with the remaining performance period of the PBUs, or the longest available based on the Company’s trading history as a public company. The expected dividend yield is zero based on the Company’s history and expectation of not paying dividends on common shares.
Stock compensation costs are included within “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Please refer to Note 14, “Stock Incentive Plans” for further information on equity awards.
Research and Development Expense
    Research and development (“R&D”) costs are expensed as incurred and consist primarily of personnel expenses related to development of new products and enhancements to existing products. R&D costs also include depreciation and amortization expenses related to R&D assets and expenses incurred in funding external research projects. R&D costs were $17.8 million, $17.9 million and $18.4 million for 2021, 2020 and 2019, respectively and presented within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations.
Restructuring and Repositioning Expenses
    Restructuring and reposition actions are related to streamlining operations and improving profitability. Restructuring expenses generally include severance and other employee-related costs, contract termination costs, asset impairments, facility exit costs, moving and relocation, and other related costs. For the ongoing employee benefit arrangements provided to Company employees, GCP records severance and other employee termination costs associated with restructuring actions when the likelihood of future settlement is probable and the related benefit amounts can be reasonably estimated. For the one-time employee termination benefit arrangements, a liability for the termination benefits is measured at fair value and recognized on the communication date. Asset write offs are recorded in accordance with the Company’s accounting policy on Long-Lived Assets described above. See Note 4, “Restructuring and Repositioning Expenses” for additional information.
Repositioning activities generally represent major strategic or transformational actions to enhance the value and performance of the Company, improve business efficiency or optimize the Company’s footprint. Repositioning expenses include professional fees for legal, consulting, accounting and tax services, employment-related costs, such as recruitment, relocation and compensation, as well as other expenses incurred that are directly associated with the repositioning activity. Repositioning activities may also include capital expenditures. See Note 4, “Restructuring and Repositioning Expenses” for additional information.
GCP recognizes restructuring and repositioning expenses in the period the related liabilities are incurred and records them in “Restructuring and repositioning expenses” or in those captions within discontinued operations, in the Consolidated Statements of Operations. Restructuring expenses and repositioning expenses are excluded from segment operating income. Please refer to Note 19, “Segments” for additional details.
Foreign Currency Transactions and Translation
    Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign currency exchange gains (losses) generated from the settlement and remeasurement of these transactions are recognized in earnings and presented within “Other (income) expenses, net” in the Company’s Consolidated Statements of Operations. Net foreign currency transaction and remeasurement gains of $1.8 million and $1.5 million are reflected in

Notes to Consolidated Financial Statements
“Other (income) expenses, net” for 2021 and 2020, respectively and net foreign currency transaction and remeasurement losses of $0.3 million are recorded in 2019.
    Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, while revenues, costs and expenses are translated at average exchange rates during each reporting period. The resulting currency translation adjustments are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.
Highly Inflationary Economies
The financial statements of any subsidiaries located in countries with highly inflationary economies are remeasured based on the currency designated as the functional currency, typically the U.S. dollar. Translation adjustments recognized as a result of such remeasurements are reflected in the results of operations in the Consolidated Statements of Operations. GCP began accounting for its operations in Argentina as a highly inflationary economy effective July 1, 2018. The functional currency of the Company’s subsidiary operating in Argentina is the U.S. dollar and all remeasurement adjustments after the effective date are reflected in GCP’s results operations in the Consolidated Statements of Operations. During 2021, 2020 and 2019, the Company incurred losses of $0.3 million, $0.5 million, and $1.1 million, respectively, related to the remeasurement of these monetary net assets which are included in “Other (income) expenses, net” in the Consolidated Statements of Operations. Net sales generated by the Argentina subsidiary were not material to the Company’s consolidated net sales during 2021, 2020 and 2019. Monetary net assets denominated in local currency within the Company’s Argentina subsidiary were not material to GCP’s consolidated total assets at December 31, 2021 and 2020.
Earnings per Share
GCP computes basic earnings per share by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by diluted weighted average shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares which consist of employee equity awards. To the extent their effect is dilutive, employee equity awards are included in the calculation of diluted income per share based on the treasury stock method. Potential common shares are excluded from the calculation of dilutive weighted average shares outstanding if their effect would be anti-dilutive at the balance sheet date based on a treasury stock method or due to a net loss from continuing operations. See Note 16, “Earnings Per Share” for additional details.
Debt Issuance Costs
GCP entered into a $350 million Revolving Credit Facility (the “Revolving Credit Facility”) in April 2018 and recognized expenses directly associated with obtaining that facility as debt issuance costs, included in “Other assets” in the Consolidated Balance Sheets. See Note 6, “Debt”. Such costs are amortized over the term of the Revolving Credit Facility and included in “Interest expense, net” in the Consolidated Statements of Operations.
In April 2018, GCP also issued 5.5% Senior Notes with an aggregate principal amount of $350 million maturing on April 15, 2026, (the “5.5% Senior Notes”). Debt issuance costs of $4.7 million, including loan origination fees of $3.1 million paid at the closing, are directly associated with issuing the 5.5% Senior Notes and presented as a reduction of the principal balance in the Consolidated Balance Sheets. Such costs are amortized over the term of the 5.5% Senior Notes and included in “Interest expense, net” in the Consolidated Statements of Operations. See Note 6, “Debt” for additional details. Amortization of debt discount and financing costs were $1.5 million, $1.5 million and $1.4 million in 2021, 2020 and 2019, respectively and reported in “Other” in net cash provided by operating activities from continuing operations.
Fair Value Measurements
Fair value standards provide a framework for measuring fair value, which prioritizes the use of observable inputs in measuring fair value. Fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. The level of a fair value measurement is determined entirely by the lowest level input that is significant to the measurement. The three levels are (from highest priority to lowest):
•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2 - Quoted price for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and
•Level 3 - Unobservable inputs for which little or no market activity exists.

Notes to Consolidated Financial Statements
Recently Issued Accounting Standards
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
Other accounting pronouncements recently issued, but not effective until after December 31, 2021 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
3. REVENUE FROM LESSOR ARRANGEMENTS AND CONTRACT WITH CUSTOMERS
Short-Term Arrangements
    The majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its SCC operating segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its SBM operating segment. The products sold are priced based on the costs of producing goods and the value delivered to the customer. In these arrangements, the customer generally pays GCP for the contract price agreed upon within a short period of time, which is between 30 and 60 days. For such arrangements, the transfer of control takes place at a point in time when products are shipped or delivered to the customer. The evaluation of transfer of control for these goods does not involve significant judgment. Revenue from these contracts with customers is therefore typically recognized upon shipment of the product or delivery at the customer’s site based on shipping terms provided the transaction price can be estimated appropriately and the Company expects to collect the consideration to which it is entitled in exchange for the products it ships.
The Company generates revenue from short-term arrangements within its SCC operating segment which involve selling concrete admixtures and providing dispensers to customers. Such arrangements contain a lease element due to the customer’s right to control the use of the dispensers over a period of time in exchange for consideration. The Company has elected to apply the practical expedient to the dispenser asset class and combine lease and non-lease components related to dispenser maintenance services which are accounted for as one component due to the same timing and pattern of transfer and the lease component being classified as an operating lease. The combined component is accounted for in accordance with Topic 842 since the lease component is predominant. Concrete admixtures sold as a part of these arrangements do not get combined with the lease component since they do not meet the defined criteria. The Company allocates contract consideration between the lease component and concrete admixtures based on their relative stand-alone selling prices determined based on a cost plus a reasonable margin approach for the lease component and standalone selling prices for the concrete admixtures. The Company recognizes revenue for the concrete admixtures at a point of time when the control is transferred to the customer. The lease component is considered to have a short non-cancelable lease term which is generally 30 days or less and classified as an operating lease. GCP records dispensers as fixed assets and depreciates them over their estimated useful life of 10 years.
Long-Term Arrangements
    The Company generates revenue from long-term arrangements within its SCC operating segment, which generally consist of VERIFI and Ductilcrete sales arrangements. VERIFI sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The installed equipment represents a lease since the customer has the right to control the equipment use over a period of time in exchange for consideration. Slump management and truck location tracking services represent a non-lease component. The Company classifies these leases as operating and accounts for the lease and the non-lease components separately since it did not elect to apply the practical expedient to combine them for the VERIFI equipment asset class. Contract consideration for VERIFI sales arrangements consists primarily of fixed installation fees and other fixed payments and gets allocated between the lease and non-lease components based on valuation techniques that estimate a relative stand-alone selling price of each component. The Company recognizes revenue for the lease component on a straight line basis over the lease term. VERIFI equipment is recorded within “Properties and equipment, net” in the Consolidated Balance Sheets and depreciated over an estimated useful life of seven years. The services included within the non-lease component represent the Company’s stand ready promise to perform a series of daily distinct services, which is combined into a single performance obligation. The Company recognizes revenue associated with such services over time since the customer simultaneously receives and consumes the benefits provided by such services. The transaction price in a VERIFI sales arrangement consists of fixed installation fees and other fixed payments included in the contract consideration, as well as slump management fees which are dependent on the quantity of material poured and represent variable consideration. The Company allocates the contract consideration and the variable consideration between the lease and non-lease components based on their relative stand-alone selling prices. Revenue related to variable consideration for the lease and non-lease components is recorded at the time the services are performed and constrained by the amount for which a significant revenue reversal is not probable to occur.

Notes to Consolidated Financial Statements
Revenue generated from VERIFI sales arrangements represented less than 10% of the Company’s consolidated revenue during 2021, 2020 and 2019. Ductilcrete sales arrangements include licenses without significant standalone functionality and usage fees received upfront, both of which represent separate performance obligations for which revenue is recognized over the period of related services. Additional performance obligations included in these arrangements are related to other fees and product sales for which revenue is recognized at a point in time once such performance obligations are satisfied. Revenue generated from Ductilcrete sales arrangements represented less than 10% of the Company’s consolidated revenue during 2021, 2020 and 2019. The Company’s revenue is principally recognized as goods and services are delivered and performance obligations are satisfied upon delivery. The Company has certain long-term arrangements resulting in remaining obligations for which the work has not been performed or has been partially performed. At December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial and will be earned as revenue over the remaining term of these contracts, which is generally one to four years.
    The following table summarizes the revenue recognized for these sales arrangements for the years ended 2021, 2020 and 2019 and distinguishes between the lease and non-lease components:

	2021	2020	2019
	(in millions)
Lease revenue
Lease payments revenue	$27.7	$28.8	$26.8
Variable lease revenue	11.0	10.3	7.8
Total	$38.7	$39.1	$34.6

Service revenue
Fixed installation revenue	$2.0	$1.2	$0.1
Variable revenue	6.8	6.4	4.9
Total service revenue	$8.8	$7.6	$5.0
Total	$47.5	$46.7	$39.6
The future minimum lease payments receivable under the operating leases were not material at December 31, 2021.
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
    The Company does not include any taxes (i.e. sales, use, value added and some excise taxes) in the transaction price that is allocated among its products or services. The Company has elected to account for shipping and handling costs as fulfillment activities based on the revenue guidance under U.S. GAAP allowing it to continue its current treatment of the associated revenue and costs based on the standard. GCP expenses shipping and handling costs in the period they are incurred and presents them within “Cost of goods sold” in the Consolidated Statements of Operations.
4. RESTRUCTURING AND REPOSITIONING EXPENSES
Repositioning and other expenses are primarily related to consulting, professional services, facility exit cost, and

Notes to Consolidated Financial Statements
other employee-related costs associated with the Company’s restructuring activities.
Restructuring and repositioning activity was as follows.

	Severance	Asset Impairment	Repositioning and Other	Total
	(in millions)
Balance, December 31, 2019	$2.3	$—	$4.2	$6.5
Additional accrual	19.9	2.6	7.8	30.3
Payments	(4.2)	—	(9.0)	(13.2)
Other	(0.1)	(2.6)	(2.6)	(5.3)
Balance, December 31, 2020	17.9	—	0.4	18.3
Additional accrual	10.2	8.0	15.1	33.3
Payments	(19.9)	—	(7.7)	(27.6)
Other	—	(8.0)	(3.6)	(11.6)
Balance, December 31, 2021	$8.2	$—	$4.2	$12.4
The following table summarize the charges incurred and planned in connection with restructuring and repositioning plans.

	Severance	Asset impairment	Other Costs	Repositioning and Other	Total Costs
	(in millions)
2021 Plan:
Estimated total costs	$13-$15	$8-$9	$6-$7	$5	$32-$36
Cumulative costs to date	$13.0	$7.4	$6.7	$3.8	$30.9
2019 Phase 2 Plan:
Estimated total costs	$25-$29	$1	$—	$6-$8	$32-$38
Cumulative Costs to date	$25.4	$0.9	$—	$7.4	$33.7
2019 Plan:
Estimated total costs	$1	$1	$0-$1	$11	$13-$14
Cumulative Costs to date	$0.9	$0.9	$0.3	$10.5	$12.6
2021 Restructuring and Repositioning Plan (the “2021 Plan”)
In March 2021, the Board approved a business restructuring and repositioning plan related to the relocation of the Company’s corporate headquarters to the Atlanta, Georgia area, the closure of its Cambridge, Massachusetts campus, the build-out of new R&D locations near the Boston/Cambridge area, as well as the consolidation of other regional facilities and offices, including an organizational redesign, which is expected to lower costs. The program is expected to be completed by June 2022.
During 2021, the Company incurred $30.9 million of restructuring charges for the 2021 Plan recorded within Restructuring and Repositioning Expenses in the Statement of Operations. $13.0 million was primarily for severance, $7.4 million for asset impairment charges, $6.7 million for other associated costs and $3.8 million for repositioning expenses.
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
During 2021, the Company incurred $2.1 million of restructuring charges for the 2019 Phase 2 Plan recorded within Restructuring and Repositioning Expenses in the Statement of Operations. $1.4 million was for repositioning expense, $0.3 million was for severance and $0.4 million was for asset impairment charges.

Notes to Consolidated Financial Statements
During 2020, the Company incurred $26.1 million of restructuring charges for the 2019 Phase 2 Plan recorded within Restructuring and Repositioning Expenses in the Statement of Operations. $22.1 million was mostly for severance, $3.6 million was for repositioning expense, and $0.4 million for asset impairment charges.
During 2019, the Company incurred $5.5 million of restructuring charges for the 2019 Phase 2 Plan recorded within Restructuring and Repositioning Expenses in the Statement of Operations. $3.1 million was primarily for severance and $2.4 million was for repositioning expense.
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
During 2020, the Company incurred $3.2 million of restructuring charges for the 2019 Plan recorded within Restructuring and Repositioning Expenses in the Statement of Operations primarily for repositioning.
During 2019, the Company incurred $9.5 million of restructuring charges for the 2019 Plan recorded within Restructuring and Repositioning Expenses in the Statement of Operations primarily for repositioning expense.
Other Restructuring & Reposition Plans
During 2020, the Company incurred $1.0 million of restructuring charges for other Plans within Restructuring and Repositioning Expenses in the Statement of Operations primarily for repositioning.
During 2019, the Company incurred $15.4 million of restructuring charges for other Plans within Restructuring and Repositioning Expenses in the Statement of Operations primarily for repositioning expense and asset impairment charges.
5. INTANGIBLE ASSETS AND GOODWILL
Technology and Intangible Assets
    At December 31, 2021 and 2020, technology and intangible assets, net of $48.8 million and $70.9 million, respectively, consisted of finite-lived intangible assets of $44.6 million and $66.5 million and indefinite-lived intangible assets of $4.2 million and $4.4 million, respectively. In 2020, GCP fully wrote off $1.5 million of technology intangibles assets.
The following is a summary of the finite-lived intangible assets presented in the Consolidated Balance Sheets at December 31, 2021 and 2020:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Customer relationships	$86.3	$(46.2)	$40.1
Technology	39.0	(24.7)	14.3
Trademarks	11.8	(10.4)	1.4
Other	6.4	(5.2)	1.2
	143.5	(86.5)	57.0
Less: Intangibles classified as assets held for sale	(18.9)	6.5	(12.4)
Total	$124.6	$(80.0)	$44.6

Notes to Consolidated Financial Statements

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in millions)
Customer relationships	$88.4	$(42.0)	$46.4
Technology	39.5	(22.8)	16.7
Trademarks	12.9	(10.8)	2.1
Other	6.7	(5.4)	1.3
Total	$147.5	$(81.0)	$66.5
Amortization expense related to finite-lived intangible assets was $8.5 million, $9.0 million and $9.5 million, respectively, for 2021, 2020 and 2019. Weighted average amortization period for other intangible assets is 7.3 years.
At December 31, 2021, the estimated future annual amortization expense for intangible assets is as follows (in millions):

2022	$7.4
2023	7.1
2024	6.9
2025	6.4
2026	6.1
Thereafter	10.7
Total	$44.6
Goodwill
The carrying amount of goodwill attributable to each operating segment and the changes in those balances during 2021 and 2020, are as follows:

	SCC	SBM	Total
	(in millions)
Balance, December 31, 2019	$61.6	$147.3	$208.9
Foreign currency translation	1.6	4.5	6.1
Balance, December 31, 2020	63.2	151.8	215.0
Foreign currency translation	(1.9)	(4.4)	(6.3)
Less: Goodwill classified as current assets held for sale	—	(3.2)	(3.2)
Balance, December 31, 2021	$61.3	$144.2	$205.5
6. DEBT
    The following is a summary of obligations related to the senior notes and other borrowings:

	December 31,
	2021	2020
	(in millions)
Revolving Credit Facility due 2023	$—	$—
5.5% Senior Notes due in 2026	347.2	346.6
Other borrowings	3.7	5.1
Total debt	350.9	351.7
Less: current portion of long-term debt	(2.1)	(2.8)
Long-term debt	$348.8	$348.9
Weighted average interest rates on total debt obligations	5.5%	5.5%

Notes to Consolidated Financial Statements
Revolving Credit Facility

The Company entered into a $350 million Revolving Credit Facility on April 2018 maturing in April 2023. At December 31, 2021, there were no outstanding borrowings on the Revolving Credit Facility. There were $2.8 million in outstanding letters of credit which resulted in available credit of $347.2 million at December 31, 2021. The interest rate per annum applicable to the Revolving Credit Facility is equal to, at GCP’s option, either: (1) a base rate plus a margin ranging from 0.25% to 1.0%, or (2) LIBOR plus a margin ranging from 1.25% to 2.0%, based upon the total leverage ratio of GCP and its restricted subsidiaries in both scenarios. The Revolving Credit Facility will mature before LIBOR is no longer available.

The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default. Customary affirmative covenants include, but are not limited to maintenance of legal existence and compliance with laws and regulations; delivery of consolidated financial statements and other information; payment of taxes; delivery of notices of defaults and certain other material events; and maintenance of adequate insurance. Customary negative covenants include, but are not limited to restrictions on dividends on and redemptions of, equity interests and other restricted payments; liens; loans and investments; the sale, transfer or disposition of assets and businesses; transactions with affiliates; and maintaining a maximum total leverage ratio and a minimum interest coverage ratio. Certain debt covenants may restrict the Company’s ability as it relates to dividends, acquisitions and other borrowings. Events of default under the Credit Agreement include, but are not limited to: failure to pay principal, interest, fees or other amounts under the Credit Agreement when due, taking into account any applicable grace period; any representation or warranty proving to have been incorrect in any material respect when made; failure to perform or observe covenants or other terms of the Credit Agreement subject to certain grace periods; a cross-default and cross-acceleration with certain other material debt; bankruptcy events; certain defaults under ERISA; and the invalidity or impairment of security interests. The Company was in compliance with all covenant terms at December 31, 2021 and there are no events of default.
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
5.5% Senior Notes
The Company issued the 5.5% Senior Notes in April 2018 with an aggregate principal amount of $350 million maturing in April 2026. Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The 5.5% Senior Notes are reported net of unamortized discount and debt issuance costs, respectively of $2.7 million and $3.3 million, respectively, at December 31, 2021 and 2020. Based on quotes from dealers where obtainable or the value of the most recent trade in the market (Level 2), the outstanding 5.5% Senior Notes has a fair value of $358.9 million at December 31, 2021.
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
    Subject to certain conditions stated in the Indenture, GCP may at any time after April 15, 2021, redeem the 5.5% Senior Notes in whole or in part at the redemption price equal: (i) 102.8% of the par value if redeemed after April 15, 2021, (ii) 101.4% of the par value if redeemed after April 15, 2022, and (iii) 100.0% of the par value if redeemed after April 15, 2023 and thereafter. Upon occurrence of a change of control, as defined in the Indenture, GCP will be required to make an offer to repurchase the 5.5% Senior Notes at a price equal to 101.0% of their aggregate principal amount repurchased plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Indenture contains covenants that limit the ability of GCP and its subsidiaries, subject to certain exceptions and qualifications set forth therein, to create or incur liens on certain assets, incur additional debt, make certain investments and acquisitions, consolidate, merge, or convey, transfer, or lease all or substantially all of their assets, sell certain assets, pay dividends on or make distributions in respect of GCP’s capital stock or make other restricted payments, enter into certain

Notes to Consolidated Financial Statements
transactions with GCP’s affiliates and place restrictions on distributions from and other actions by subsidiaries. At December 31, 2021, the Company was in compliance with all covenants and conditions under the Indenture.
The Indenture provides for customary events of default which are subject in certain cases to customary grace periods and include, among others: nonpayment of principal or interest, breach of other agreements in the Indenture, failure to pay certain other indebtedness, certain events of bankruptcy or insolvency, failure to discharge final judgments aggregating in excess of $50 million rendered against GCP or certain of its subsidiaries, and failure of the guarantee of the 5.5% Senior Notes by any of GCP’s significant subsidiaries to be in full force and effect. There are no events of default under the Indenture at December 31, 2021.
Other Borrowings
Other borrowings are comprised of various borrowings under lines of credits, primarily by non-U.S. subsidiaries as well as $2.4 million and $3.0 million of finance lease obligations at December 31, 2021 and 2020 respectively. Other borrowings have a fair value that approximate their carrying value. We have $40.7 million available under various non-U.S. credit facilities.
The principal maturities of debt obligations outstanding, net of debt issuance costs, were as follows at December 31, 2021 (in millions):

2022	$2.1
2023	0.8
2024	0.6
2025	0.2
2026	347.2
Total debt	$350.9
7. DERIVATIVES
The Company uses derivative instruments to partially offset its business exposure to foreign currency risk on net investments in certain foreign subsidiaries. The Company enters into foreign currency forward contracts to offset a portion of the changes in the carrying amounts of its net investments in foreign operations due to fluctuations in foreign currency exchange rates. At December 31, 2021, the Company was a party to four forward contracts with an aggregate notional amount of €40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying Consolidated balance sheets. Each contract has a notional amount of €10.0 million and matures annually through June 2025. During 2021, GCP settled one contract with a notional amount of €10.0 million upon its maturity in June 2021 and entered into a new contract with a notional amount of €10.0 million maturing in June 2025. The forward contracts are designated and qualify as net investment hedges for which effectiveness is assessed based on the spot rate method.
The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges at December 31, 2021 and 2020.

		Fair Value
		December 31,
	Balance Sheet Location	2021	2020
		(in millions)
Derivative assets	Other current assets	$0.7	$—
Derivative assets	Other assets	1.0	—
Derivative liabilities	Other current liabilities	—	0.4
Derivative liabilities	Other liabilities	0.2	1.4
The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy.

Notes to Consolidated Financial Statements
The effects of our foreign exchange forward contracts on the Consolidated Statement of Operations and Comprehensive Income (Loss), is recorded as follows.

	2021	2020	2019
	(in millions)
Gain recognized in the statements of operations and comprehensive income, net of tax	$0.8	$1.0	$0.6
Cumulative translation adjustments	2.5	(3.5)	0.5
Income tax effect	(0.6)	0.9	(0.1)
8. LEASES
    The Company leases manufacturing and office facilities, as well as certain vehicles and equipment, under operating leases. Certain manufacturing facilities are leased under land and building lease arrangements where lease terms at December 31, 2021 consist of a remaining non-cancelable lease term of up to 2.5 years and renewal options that are reasonably certain to be exercised for an additional term of up to 16.6 years. The weighted average remaining lease term for operating leases was 14.2 years and 13.5 years, respectively, at December 31, 2021 and 2020.
    The following table summarizes components of lease expense which are recorded within cost of goods sold and selling, general and administrative expenses in its Consolidated Statements of Operations:

	2021	2020	2019
	(in millions)
Operating lease expense	$17.2	$13.7	$12.6
Variable lease expense	6.6	5.9	4.4
Short-term lease expense	2.3	3.0	2.4
Total lease expense	$26.1	$22.6	$19.4
The following table summarizes lease liability maturities at December 31, 2021 (in millions):

2022	$8.9
2023	7.0
2024	5.1
2025	4.2
2026	3.5
Thereafter	41.9
Total undiscounted lease payments	70.6
Less: imputed interest	(21.2)
Present value of lease payments	49.4
Less: current operating lease obligations	(7.5)
Long-term operating lease obligations	$41.9
In August 2021, the Company entered into two new leases for its corporate headquarters and global R&D in Alpharetta, Georgia and Wilmington, Massachusetts, respectively, and recorded a right-of-use asset and corresponding lease liability of $19.5 million.
In July 2020, GCP sold its former corporate headquarters located in Cambridge, Massachusetts to IQHQ, L.P, and entered into a leaseback transaction with the buyer. GCP received cash proceeds of $122.5 million, net of the related transaction costs and commissions of $2.5 million and recorded a gain of $110.2 million in its Consolidated Statements of Operations.

9. INCOME TAXES
Provision for Income Taxes
The components of income from continuing operations before income taxes and the related provision (benefit) for income taxes are as follows:

	2021	2020	2019
	(in millions)
Income from continuing operations before income taxes:
Domestic	$12.1	$103.1	$15.2
Foreign	21.8	34.6	20.0
Total	$33.9	$137.7	$35.2
Income tax expense (benefit):
Federal—current	$1.5	$2.7	$(13.4)
Federal—deferred	(0.3)	14.0	1.4
State and local—current	2.0	3.9	1.0
State and local—deferred	0.8	3.0	(0.4)
Foreign—current	8.8	10.9	6.4
Foreign—deferred	(0.7)	2.2	(1.0)
Total	$12.1	$36.7	$(6.0)
Effective Tax Rate
The difference between the provision for income taxes at the U.S. federal income tax rates of 21% and GCP’s overall income tax expense (benefit) are as follows:

	2021	2020	2019
	(in millions)
Tax provision at U.S. federal income tax rate	$7.1	$28.9	$7.4
Nondeductible expenses and non-taxable items	3.2	3.7	1.7
Valuation allowance	(2.8)	1.1	1.0
Change in rate	2.8	(4.5)	—
Effect of tax rates in foreign jurisdictions	1.8	2.6	3.6
State and local income taxes, net	1.5	5.5	0.9
U.S. foreign income tax credits	(0.8)	(1.5)	(2.0)
U.S. foreign income inclusions	(0.5)	(0.7)	1.2
Research and other state credits	(0.5)	(0.8)	(1.3)
Unrecognized tax benefits	0.5	(1.1)	(20.3)
Equity compensation	(0.4)	0.4	(0.2)
2017 Tax Act	—	—	3.9
Recognition of outside basis differences	—	1.1	(0.3)
Brazil refund	—	—	(3.2)
Other	0.2	2.0	1.6
Income tax expense (benefit)	$12.1	$36.7	$(6.0)
Unrecognized tax benefits in 2019 primarily related to an unrecognized tax benefit reversal of $20.2 million due to the regulatory clarification of the 2017 Tax Act in January 2019.
Income tax expense for 2021 and 2020 was $12.1 million and $36.7 million, respectively, and income tax benefit for 2019 was $6.0 million, representing effective tax rates of 35.7%, 26.7%, and 17.0%, respectively.

Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities
The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(In millions)
Deferred tax assets:
Foreign net operating loss carryforwards	$14.4	$14.8
Operating lease obligations	12.7	8.7
Reserves and allowances	11.8	13.1
Pension benefits	5.3	8.8
Capitalized research and development	1.6	—
Stock compensation	1.0	1.9
Interest Limitation Carryover	0.6	0.1
Foreign tax credit carryforwards	—	1.5
Other	1.4	2.1
Total deferred tax assets	48.8	51.0
Deferred tax liabilities:
Properties and equipment	(15.1)	(18.3)
Operating lease right-of-use asset	(12.2)	(8.7)
Outside basis difference in Verifi®	(6.4)	(9.3)
Inventories	(4.3)	(0.4)
Intangible assets/goodwill	(3.3)	(2.2)
Other	(0.3)	(1.1)
Total deferred tax liabilities	(41.6)	(40.0)
Valuation allowance:
Foreign net operating loss carryforwards	(12.8)	(14.8)
Foreign tax credit carryforwards	—	(1.5)
Total valuation allowance	(12.8)	(16.3)
Net deferred tax liabilities	$(5.6)	$(5.3)

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
During 2021, GCP released valuation allowances on deferred tax assets of $1.5 million for U.S. foreign tax credit carryovers; $1.1 million were able to be utilized on prior year return filings and $0.4 million were able to be utilized in 2021. The Company was able to utilize these assets due to a refinement made to the foreign source income calculation in 2021.
At December 31, 2021 and 2020, GCP has recorded a valuation allowance of $12.8 million and $16.3 million respectively, to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The realization of deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. GCP believes it is more likely than not that the remaining deferred tax assets will be realized. If GCP were to determine that it would not be able to realize a portion of its deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

Notes to Consolidated Financial Statements
Conversely, if GCP were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. During 2021, the Company decreased valuation allowances by $3.5 million. Of this amount, $1.5 million relates to U.S. foreign tax credit carryovers due to a refinement made regarding the foreign source income calculation in 2021, and a net $2.0 million for foreign net operating losses, primarily in France due to improved profitability.
During 2020, the Company decreased valuation allowances by $0.9 million. Valuation allowances on foreign net operating losses decreased by a net $1.2 million which was comprised of decreases of $1.2 million related to foreign exchange impact primarily in Brazil. Foreign valuation allowances also decreased by $0.5 million due to releases of valuation allowances, the impact of which was offset by valuation allowance increases on U.S foreign tax credit carryovers of $0.3 million and valuation allowance increases on foreign net operating losses of $1.3 million. Foreign valuation allowances were further reduced by $0.8 million due to an unrecognized tax benefit recorded as a reduction in GCP’s foreign deferred tax assets.
At December 31, 2021, the Company had net operating losses available for carryforward of approximately $52.6 million. These net operating losses consist primarily of Australia, Brazil, Chile, France, and Germany net operating losses of $0.4 million, $15.4 million, $2.6 million, $10.7 million, and $6.8 million respectively, each with an unlimited carryover period, and $8.5 million of India net operating losses that begin to expire in 2022. At December 31, 2021, the Company had no U.S. foreign tax credit carryovers. Note that the France net operating loss carryforward of $10.7 million is based on the tax return position, not reduced by any uncertain tax positions.
Tax Reform
The 2017 Tax Act (the “Act”) continues to impact the Company as the Internal Revenue Service (“IRS”) publishes additional guidance and regulations around the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), foreign tax credits, and deduction of the interest expense. On March 27, 2020, then President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. Economy. The CARES Act allows for increased net operating loss periods, alternative minimum tax credit refunds, and favorable modifications to the net interest deduction limitation. Additionally, the CARES Act made technical corrections to tax depreciation methods for qualified improvement property.
During 2020, as a result of the additional deductions and net operating loss carryback allowable to GCP under the CARES Act, GCP recorded a net tax benefit of $5.5 million, an increase in current U.S. income tax receivable of $1.8 million, a decrease in U.S. deferred tax assets of $9.3 million, and a decrease to GCP’s long-term tax payable of $13.0 million.
During 2019, as a result of clarifications issued in January 2019 by the IRS in the final treasury regulations under Code Section 965, GCP decreased its liability for unrecognized tax benefits by $20.2 million. In addition, the application of the final regulations resulted in an increase to GCP’s long-term tax payable by $3.7 million and an increase of GCP's short-term tax payable by $0.2 million.
Transition Tax
The 2017 Tax Act eliminated the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Tax, which was a one-time mandatory deemed repatriation tax on undistributed earnings. The Transition Tax was assessed on the U.S. shareholder’s share of the foreign corporation’s accumulated foreign earnings that had not previously been taxed. Earnings in the form of cash and cash equivalents was taxed at a 15.5% and all other earnings were taxed at 8.0%.
At December 31, 2021, the unpaid balance of the Transition Tax obligation is $24.1 million long term income tax payable, net of overpayments and foreign tax credits. After considering overpayments, the outstanding payable is due between April 2024 and April 2025.
Repatriation
It is the Company’s practice and intention to permanently reinvest the earnings of its foreign subsidiaries and repatriate earnings only when the tax impact is minimal and that position has not changed subsequent to the one-time transition tax under the Tax Act. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $567 million of unremitted earnings from foreign subsidiaries to the U.S. as those

Notes to Consolidated Financial Statements
earnings continue to be permanently reinvested. The estimated unrecorded tax liability associated with these unremitted earnings is approximately $8 million.
Tax Sharing Agreement
Please refer to Note 18, “Related Party Transactions” for further information on the Tax Sharing Agreement.

Unrecognized Tax Benefits
A reconciliation of the unrecognized tax benefits excluding interest and penalties is presented below.

	2021	2020	2019
	(in millions)
Balance at beginning of year	$30.8	$31.8	$52.8
Additions for prior year tax positions	0.6	0.9	—
Reductions for expirations of statute of limitations	(0.9)	(1.9)	(1.5)
Reductions for prior year tax positions and reclassifications	(0.2)	—	(19.5)
Balance at end of the year	$30.3	$30.8	$31.8

The balance of unrecognized tax benefits at December 31, 2021 and 2020, that if recognized, would affect GCP’s effective tax rate are $30.3 million and $30.0 million, respectively. GCP accrues potential interest and any associated penalties related to unrecognized tax benefit within “Income tax (expense) benefit” in the Consolidated Statements of Operations. The balances of unrecognized tax benefits in the preceding table do not include accrued interest and penalties. The total amount of interest and penalties accrued on unrecognized tax benefits and included in the Consolidated Balance Sheets at December 31, 2021 and 2020 was $11.4 million and $11.0 million, respectively, net of applicable federal income tax benefits.
Unrecognized tax benefits from GCP’s operations are reflected in its Consolidated Financial Statements, including those that in certain jurisdictions have historically been included in tax returns filed by Grace. In such instances, unrecognized tax benefits related to GCP’s operations may be indemnified by Grace. At December 31, 2021 and 2020, the amount of unrecognized tax benefits considered obligations of Grace (including both interest and penalties) were $0.6 million and $1.2 million, respectively. The Company has a corresponding receivable of the same amount from Grace.
The Company believes it is reasonably possible that in the next 12 months due to expiration of statute of limitation that the amount of the liability for unrecognized tax benefits could further decrease by approximately $1.6 million, of which $0.6 million is indemnified by Grace.
GCP files U.S. federal income tax returns, as well as income tax returns, in various state and foreign jurisdictions. Unrecognized tax benefits relate to income tax returns for tax years that remain subject to examination by the relevant tax authorities.
At December 31, 2021, the tax years for which the Company remains subject to United States federal income tax assessment and state and local income tax assessment upon examination are 2017 and thereafter. The Company is under federal examination for tax year 2017 and is under examination by New York City for tax years 2017-2019.
The Company is also subject to taxation in various foreign jurisdictions, including in Europe, the Middle East, Africa, Asia Pacific, Canada and Latin America. At December 31, 2021, the Company is under, or may be subject to, audit or examination and additional assessments in respect of these particular jurisdictions for tax years 2012 and thereafter.
Foreign jurisdiction audits that have been initiated and/or are ongoing include (1) a Turkish audit relating to GCP Turkey A.S. for taxable year 2018, (2) a Canadian audit relating to GCP Canada, Inc. for taxable years 2015-2016, (3) a French audit relating to GCP Produits de Construction SAS for taxable years 2016-2018, (4) a Vietnam audit relating to GCP Vietnam Company Limited for taxable years 2012-2018, (5) an Indian audit relating to GCP Applied Technologies (India) Pte. Ltd. for taxable years 2017-2020 and (6) a Spain audit relating to GCP Applied Technologies Iberia SL (a Darex entity) for taxable years 2013-2015.

10. RETIREMENT PLANS
The following discussion of GCP’s pension plans and other postretirement benefit plans includes amounts related to continuing operations.
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
Overfunded and underfunded plans include several advance-funded plans for which the fair value of the plan assets offset the projected benefit obligation (“PBO”). The overfunded plans hold plan assets measured at fair value that exceeds the PBO. In contrast to the overfunded plans, the PBO of the underfunded plans is greater than the fair value of the plan assets. These plans are presented in the Consolidated Balance Sheets along with unfunded plans. Unfunded plans are funded on a pay-as-you-go basis and therefore, their PBO is unfunded entirely.
U.S. Pension Plans
In May 2017, the Board of Directors approved an amendment to the GCP Applied Technologies Inc. Retirement Plan for Salaried Employees to close the plan to new employees effective January 1, 2018 and freeze the accrual of plan benefits for all plan participants effective December 31, 2022.
During 2021, pension mark-to-market (“Pension MTM”) gains from continuing operations related to annual remeasurements of the U.S. plans’ PBO and plan assets was $6.9 million. Pension MTM losses in 2020 and 2019, respectively were $3.4 million and $12.3 million.
Non-U.S. Pension Plans
In 2019, the Board of Directors approved an amendment to the GCP Applied Technologies Inc. U.K. Retirement Plan that froze the accrual of plan benefits for all plan participants effective December 31, 2019. As a result, the Company recognized a pension curtailment gain of $1.2 million in continuing operations. The curtailment gain in 2019 was reported in “Other” in net cash provided by operating activities from continuing operations.
During 2021 and 2020 Pension MTM gains from continuing operations related to annual remeasurements of the Non-U.S. plans’ PBO and plan assets were $3.4 million and $0.6 million, respectively. During 2019 Pension MTM losses were $1.0 million.
During 2021, 2020 and 2019, adjustments for curtailments and Pension MTM remeasurements for both the U.S. and non-U.S. plans are presented in “Other (income) expenses, net” in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements
Analysis of Plan Accounting and Funded Status
The following table summarizes the changes in benefit obligations, the fair values of retirement plan assets, and funded status, including amounts presented in both continuing and discontinued operations.

	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(in millions)
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$185.3	$292.5	$171.9	$265.6
Service cost	6.3	1.1	6.1	1.0
Interest cost	4.7	2.7	5.0	4.1
Actuarial (gain) loss	(8.7)	(9.0)	19.1	28.3
Benefits paid	(27.2)	(13.8)	(16.8)	(14.7)
Amendments	—	—	—	0.3
Currency exchange translation adjustments	—	(4.5)	—	7.9
Benefit obligation at end of year	$160.4	$269.0	$185.3	$292.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$144.3	$298.9	$123.0	$270.8
Actual return on plan assets	4.2	(2.7)	22.2	33.8
Employer contributions	0.6	1.2	15.9	1.5
Benefits paid	(27.2)	(13.8)	(16.8)	(14.7)
Currency exchange translation adjustments	—	(3.1)	—	7.5
Fair value of plan assets at end of year	$121.9	$280.5	$144.3	$298.9
Funded status at end of year	$(38.5)	$11.5	$(41.0)	$6.4
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$1.5	$29.5	$1.4	$28.3
Current liabilities	(0.7)	(0.8)	(0.6)	(0.8)
Non-current liabilities	(39.3)	(17.2)	(41.8)	(21.1)
Net amount recognized	$(38.5)	$11.5	$(41.0)	$6.4
Amounts recognized in Accumulated Other Comprehensive Loss:
Accumulated actuarial loss	$—	$—	$—	$—
Prior service credit	—	2.3	—	2.5
Net amount recognized	$—	$2.3	$—	$2.5

	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(in millions)
Weighted Average Assumptions Used to Determine Benefit Obligations:
Discount rate	2.85%	1.71%	2.61%	1.17%
Rate of compensation increase	3.50%	2.92%	3.91%	2.47%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost :
Discount rate	2.60%	1.17%	3.26%	1.80%
Expected return on plan assets	4.90%	1.02%	5.50%	1.85%
Rate of compensation increase	3.91%	2.52%	4.10%	3.13%

	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(in millions)
Net Periodic Benefit Cost:
Service cost	$6.3	$1.1	$6.1	$1.0	$6.3	$2.6
Interest cost	4.7	2.7	5.0	4.1	5.8	5.4
Expected return on plan assets	(6.2)	(3.0)	(6.5)	(4.7)	(6.5)	(5.9)
Amortization of prior service cost	—	0.2	—	0.2	—	0.1
Gain on termination, curtailment and settlement of pension plans	—	—	—	—	—	(1.4)
Pension MTM adjustment	(6.9)	(3.4)	3.4	(0.6)	12.3	1.0
Net periodic benefit cost	$(2.1)	$(2.4)	$8.0	$—	$17.9	$1.8
Net periodic benefit cost from continuing operations	$(2.1)	$(2.4)	$8.0	$—	$17.9	$2.0
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net prior service cost	$—	$—	$—	$0.3	$—	$0.2
Total recognized in net periodic benefit cost and other comprehensive loss	$(2.1)	$(2.4)	$8.0	$0.3	$17.9	$2.2
Service cost component of net periodic benefit cost (income) is included in “Selling, general and administrative expenses” and “Cost of goods sold” in the Consolidated Statements of Operations. All other components of net periodic benefit cost (income) are presented in “Other (income) expenses, net,” within the Consolidated Statements of Operations.
    The PBO reflects the present value of vested and non-vested benefits earned from employee services to date, based upon current services and estimated future pay increases for active employees. At December 31, 2021, the measurement date for GCP’s defined benefit pension plans, the PBO was $429.4 million compared to $477.8 million at December 31, 2020. The decrease in the PBO was primarily due to changes in mortality experience, increase in benefit payments and changes in interest rates. At December 31, 2021, the PBO was determined using the weighted average discount rates for U.S. plans and non-U.S. plans, which were 2.85%, and 1.71%, respectively. The increase in the discount rates was primarily due to the higher market rates for a portfolio of U.S. and non-U.S. high quality corporate bonds for which the amount and timing of cash outflow approximate estimated payouts for the pension plans.
    A full remeasurement of pension assets and pension liabilities is performed annually based on GCP’s estimates and actuarial valuations. Remeasurements may also be performed during interim periods when significant events occur, such as plan curtailments or terminations. These remeasurements reflect the terms of the plan and use participant-specific information, as well as key assumptions provided by management.
    The accumulated benefit obligation for all defined benefit pension plans was approximately $171.0 million and $201.0 million, respectively, at December 31, 2021 and 2020.
Information for pension plans with projected benefit obligation in excess of plan assets is presented below.

	2021	2020
	(in millions)
Projected benefit obligations	$171.0	$201.0
Accumulated benefit obligations	168.7	197.3
Fair value of plan assets	113.0	136.7
Information for pension plans with accumulated benefit obligation in excess of plan assets is presented below.

Notes to Consolidated Financial Statements

	2021	2020
	(in millions)
Projected benefit obligations	$168.9	$198.3
Accumulated benefit obligations	167.1	195.5
Fair value of plan assets	111.0	134.3

At December 31, 2021, the estimated expected future benefit payments related to future services are as follows:

	U.S.	Non-U.S.
	(in millions)
2022	$7.4	$13.7
2023	7.6	12.0
2024	7.5	12.4
2025	7.9	12.7
2026	7.9	12.5
After 2026	$38.0	$64.5
Discount Rate Assumption
The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available and is subject to change based on overall market interest rates. For the U.S. qualified pension plans, the assumed weighted average discount rates of 2.85% and 2.61% at December 31, 2021 and 2020, respectively were selected in consultation with independent actuaries and is based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plans.
At December 31, 2021 and 2020, the benefit obligations of the U.K. pension plan represented approximately 85% of the total benefit obligation of the non-U.S. pension plans. At December 31, 2021, the assumed weighted average discount rate of 0.98% for the U.K. plan was selected in consultation with independent actuaries based on a yield curve constructed from a portfolio of sterling-denominated high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the plan. The assumed discount rates for the remaining non-U.S. pension plans were determined based on the nature of the liabilities, local economic environments and available bond indices.
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
◦Other investments- may include (1) high yield bonds - fixed income portfolio of securities below investment grade; and (2) bank loans and other floating-rate securities. These portfolios combine income generation and capital appreciation opportunities from developed markets globally.

Notes to Consolidated Financial Statements
•Liquidity portfolio: invested in short-term assets intended to pay periodic plan benefits and expenses.
The expected long-term rate of return on assets for the U.S. qualified pension plans was 4.9% for 2021. The expected return on plan assets for the U.S. qualified pension plans for 2021 was selected in consultation with GCP’s independent actuaries using an expected return model. The model determines the weighted average return for an investment portfolio based on the target asset allocation and expected future returns for each asset class, which were developed using a building block approach based on observable inflation, available interest rate information, current market characteristics and historical results.
The target allocation of investment assets and the actual allocation for GCP’s U.S. qualified pension plans were as follows:

	Target Allocation	December 31,
	2021	2021	2020
U.S. equity securities	24%	17%	24%
Non-U.S. equity securities	11%	8%	12%
Debt securities	65%	67%	60%
Other investments	—%	8%	4%
Total	100%	100%	100%
The following tables present the fair value hierarchy for the U.S. qualified pension plan assets measured at fair value, which are held in a trust by GCP.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Corporate bond group trust funds	$—	$81.5	$—	$81.5
U.S. equity group trust funds	—	20.3	—	20.3
Other fixed income group trust funds	—	9.9	—	9.9
Non-U.S. equity group trust funds	—	10.2	—	10.2
Total	$—	$121.9	$—	$121.9

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Corporate bond group trust funds	$—	$70.0	$—	$70.0
U.S. equity group trust funds	—	34.8	—	34.8
Other fixed income group trust funds	—	22.3	—	22.3
Non-U.S. equity group trust funds	—	17.2	—	17.2
Total	$—	$144.3	$—	$144.3
Non-U.S. pension plans accounted for approximately 70% of total global pension assets at December 31, 2021 and 2020. Each of these plans, where applicable, follows local requirements and regulations. Some of the local requirements include the establishment of a local pension committee, a formal statement of investment policy and procedures and routine valuations by plan actuaries.
The target allocation of investment assets for non-U.S. pension plans varies depending on the investment goals of the individual plans. The plan assets of the U.K. pension plan represent approximately 92% and 92%, respectively, of the total non-U.S. pension plan assets for 2021 and 2020. In determining the expected rate of return for the U.K. pension plan, the trustees’ strategic investment policy has been considered together with long-term historical returns and investment community forecasts for each asset class. The expected return by sector has been combined with the actual asset allocation to determine the 2021 expected long-term return assumption of 1.3%.

Notes to Consolidated Financial Statements
The target allocation of investment assets for the U.K. pension plan are as follows:

	Target Allocation	Actual Allocation of Plan Assets December 31,
	2021	2021	2020
Diversified growth funds	5%	11%	5%
Return-seeking fixed income investment	5%	—%	5%
U.K. gilts	34%	37%	37%
U.K. corporate bonds	4%	2%	3%
Insurance contracts	52%	50%	50%
Total	100%	100%	100%
The plan assets for the other countries in aggregate represent approximately 8% and 8%, respectively, of total non-U.S. pension plan assets for 2021 and 2020.
The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Common/collective trust funds	$—	$134.4	$—	$134.4
Insurance contracts and other investments	—	0.3	127.4	127.7
Corporate bonds	—	13.5	—	13.5
Cash	2.6	—	—	2.6
Government and agency securities	—	2.3	—	2.3
Total	$2.6	$150.5	$127.4	$280.5
At December 31, 2021, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.
The following table presents the fair value hierarchy for the non-U.S. pension plan assets measured at fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Common/collective trust funds	$—	$144.3	$—	$144.3
Insurance contracts and other investments	—	0.3	138.7	139.0
Corporate bonds	—	10.5	—	10.5
Government and agency securities	—	2.9	—	2.9
Cash	2.2	—	—	2.2
Total	$2.2	$158.0	$138.7	$298.9
At December 31, 2020, the fair value of the insurance contract has been determined using a discounted cash flow approach that maximizes observable inputs, such as current yields on similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

Notes to Consolidated Financial Statements
The following table presents a summary of the changes in the fair value of the plans’ Level 3 assets for 2021 and 2020 (in millions):

Balance, December 31, 2019	$127.9
Actual return on plan assets	13.7
Transfers out for premium	(7.5)
Currency exchange translation adjustments	4.6
Balance, December 31, 2020	$138.7
Actual return on plan assets	(2.1)
Transfers out for premium	(7.9)
Currency exchange translation adjustments	(1.3)
Balance, December 31, 2021	$127.4
OPEB Plans
GCP provides OPEB for certain qualifying retired employees. At December 31, 2021 and 2020, long-term liabilities of $2.4 million and $2.6 million, respectively are included within “Other liabilities” in the Consolidated Balance Sheets.
Plan Contributions and Funding
GCP intends to satisfy its funding obligations under the U.S. qualified pension plans and to comply with all of the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). For ERISA purposes, funded status is calculated on a different basis than under GAAP. Based on the U.S. qualified pension plans’ status at December 31, 2021, there are no minimum payment requirements under ERISA for 2022. GCP made contributions of $0.6 million and $15.9 million, respectively, to the U.S. pension plans in 2021 and 2020.
GCP intends to fund non-U.S. pension plans based on applicable legal requirements, as well as actuarial and trustee recommendations. GCP expects to contribute $1.5 million to non-U.S. pension plans during 2022. During 2021 and 2020, GCP contributed $1.2 million and $1.5 million, respectively, to these non-U.S. plans.
Defined Contribution Retirement Plan
GCP sponsors a defined contribution retirement plan for its employees in the U.S. which is a qualified plan under section 401(k) of the U.S. tax code. Under this plan, GCP contributes an amount equal to 100% of employee contributions, up to 6% of an individual employee’s salary or wages. Additionally, GCP contributes up to 2% of a full amount of applicable employee compensation subject to a three year vesting requirement. The additional 2% contribution will cease after 2022.
Applicable employees include those beginning employment with us on or after January 1, 2018 who are not eligible to participate in GCP Applied Technologies Inc. Retirement Plan for Salaried Employees, which closed to new hires effective January 1, 2018. GCP’s costs related to these benefit plans amounted to $4.2 million, $4.6 million and $4.6 million for 2021, 2020 and 2019 and are included in “Selling, general and administrative expenses” and “Cost of goods sold” in the Consolidated Statements of Operations.
11. OTHER BALANCE SHEET ACCOUNTS
The following is a summary of inventories:

	December 31,
	2021	2020
	(in millions)
Raw materials	$62.5	$41.3
In process	5.5	4.2
Finished products	62.7	52.9
Total inventories	$130.7	$98.4

Notes to Consolidated Financial Statements
The following is a summary of other current assets:

	December 31,
	2021	2020
	(in millions)
Non-trade receivables	$22.5	$20.4
Prepaid expenses and other current assets	11.4	11.1
Income taxes receivable	12.0	9.7
Total other current assets	$45.9	$41.2
The following is a summary of properties and equipment:

	December 31,
	2021	2020
	(in millions)
Land	$6.8	$8.1
Buildings	113.1	116.7
Machinery, equipment and other	455.2	455.8
Information technology and equipment	81.8	86.5
Projects under construction	23.7	12.9
Properties and equipment, gross	680.6	680.0
Accumulated depreciation	(467.4)	(454.4)
Properties and equipment, net	$213.2	$225.6
The following is a summary of other assets.

	December 31,
	2021	2020
	(in millions)
Operating lease right-of-use asset	$48.7	$40.0
Defined benefit pension plans	31.0	29.7
Deferred income taxes	10.3	9.6
Other assets	27.5	35.1
Total other assets	$117.5	$114.4
    The following is a summary of other current liabilities:

	December 31,
	2021	2020
	(in millions)
Accrued customer volume rebates	$23.6	$25.0
Accrued compensation	21.2	24.4
Restructuring liability	12.4	18.3
Operating lease obligations	7.5	8.0
Accrued interest	4.0	4.0
Income taxes payable	3.3	7.1
Other accrued liabilities	52.9	47.0
Total other current liabilities	$124.9	$133.8

Notes to Consolidated Financial Statements

The following is a summary of other liabilities.

	December 31,
	2021	2020
	(in millions)
Operating lease obligations	$41.9	$26.2
Deferred income taxes	15.9	14.9
Other liabilities	14.5	16.8
Total other liabilities	$72.3	$57.9

12. SUPPLEMENTAL CASH FLOWS

Supplemental cash flow information is presented below.

	2021	2020	2019
	(in millions)
Supplemental disclosure of non-cash investing activities:
Cash paid for income taxes, net	$19.1	$35.4	$12.7
Cash paid for interest, net	$19.3	$19.5	$19.9
Unpaid property and equipment purchases in accounts payable	$9.1	$5.9	$5.7
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.4	$11.2	$12.6
Operating lease right of use assets obtained in exchange for new lease obligations:
During the year	24.8	14.8	5.9
Upon adoption of Topic 842	—	—	40.8
Total	$24.8	$14.8	$46.7
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive income, net of tax, is presented below.

	Currency Translation Adjustments	Pension Plans		Hedging Activities	Accumulated other Comprehensive Loss
	(in millions)
Balance, December 31, 2019	$(114.2)	$(2.7)	$—	$(0.1)	$(117.0)
Net current-period other comprehensive (loss) income	6.8	(0.4)	—	0.1	6.5
Balance, December 31, 2020	(107.4)	(3.1)		—	(110.5)
Net current-period other comprehensive (loss) income	(19.4)	0.4		0.1	(18.9)
Balance, December 31, 2021	$(126.8)	$(2.7)		$0.1	$(129.4)
14. STOCK INCENTIVE PLANS
Proposed Merger
The Merger Agreement with Saint-Gobain will have an impact on the Company’s stock incentive plans. See Note 20, “Proposed Merger” for further information.

Notes to Consolidated Financial Statements

Stock Incentive Plans
On October 1, 2020, GCP’s Board of Directors adopted the GCP Applied Technologies Inc. 2020 Inducement Plan (the “Inducement Plan”) to reserve 1,000,000 shares of its common stock to be used exclusively for grants of awards to induce highly-qualified prospective employees to accept employment and to provide them with a proprietary interest in the Company. On October 1, 2020, GCP filed a Registration Statement on Form S-8 with the SEC for the purpose of registering an additional 1,000,000 shares of Common Stock, par value $0.01 per share, that may be issued under the Inducement Plan. Awards that could be granted under the Inducement Plan consist of stock options, stock appreciation rights, restricted units, restricted stock, or deferred stock units. The Company did not seek approval of the Inducement Plan by its stockholders in accordance with Section 303A.08 of the NYSE Listed Company Manual. On October 1, 2020, upon joining GCP, the Company awarded to the new CEO, a grant with a value of approximately $5.0 million that consisted of 143,128 shares of restricted stock and 388,348 of stock options pursuant to the terms and conditions of the Inducement Plan. The vesting for the restricted stock were accelerated in December 2021.
On May 11, 2017, GCP registered 8,000,000 shares of Common Stock, par value $0.01 per share, that may be issued under the GCP Applied Technologies Inc. Equity and Incentive Plan (the “Plan”), as amended and restated on February 28, 2017. GCP provides certain key employees equity awards in the form of stock options, restricted stock units (“RSUs”) and performance-based stock units (“PBUs”) under the GCP Applied Technologies Inc. Equity and Incentive Plan (the “Plan”). Certain employees and members of the Board of Directors are eligible to receive stock-based compensation, including stock, stock options, RSUs and PBUs.
Stock-Based Compensation Accounting
    Stock-based compensation expense was $6.9 million, $7.0 million and $6.2 million, respectively, during 2021, 2020 and 2019. In December 2021, the Company recorded stock-based compensation expense of $1.8 million related to the accelerated vesting of RSUs held by certain executives. In 2021 and 2020, $1.1 million and $2.4 million, respectively, of the stock-based compensation expense was included in “Restructuring and repositioning expenses” for accelerated vesting of stock options and RSUs due to the departure of the Company’s former CEO and certain key employees. During 2021, 2020 and 2019, the Company recorded stock-based compensation expense reductions of $0.7 million, $0.6 million and $2.4 million, respectively, related to remeasurement of PBUs granted in 2021, 2020 and 2019 based on their estimated expected payout at the end of the applicable performance period.
The total income tax benefits recognized for stock-based compensation arrangements were $0.8 million, $0.5 million and $1.5 million, respectively, during 2021, 2020 and 2019.
The Company issues new shares of common stock upon exercise of stock options and vesting of RSUs. In accordance with certain provisions of the Plan, GCP withholds and retains shares issued to certain holders of GCP awards in order to fulfill statutory tax withholding requirements for the employees. During 2021, 2020 and 2019, GCP withheld and retained shares in a non-cash transaction with a cost of $3.1 million, $2.1 million and $3.8 million, respectively, reflected as “Share Repurchases” in the Consolidated Statements of Equity. In 2021, 2020 and 2019, cash payments for such tax withholding obligations were $1.7 million, $1.7 million and $3.8 million, respectively.
At December 31, 2021, 7.5 million shares and 0.5 million shares of common stock, respectively, were reserved and available for future grant under the Plan and the Inducement Plan.
Stock Options
Stock options are non-qualified and are granted at exercise prices not less than 100% of the fair market value on the grant date. Awards issued after February 28, 2017 are granted at the exercise price equal to fair market value on the grant date determined as the market closing price of the Company’s stock on that date. Stock option awards granted typically have a contractual term of five to ten years from the original date of grant. Generally, stock options are granted in three separate vesting tranches, with each tranche vesting over one, two and three years, respectively, from the date of grant. There were no stock option awards granted during 2021 and 2020 under the Plan.

Notes to Consolidated Financial Statements
The following assumptions were utilized in the Black-Scholes option pricing model for estimating the fair value of GCP’s stock options:

2019
Risk-free interest rate	1.70 - 2.64%
Average life of options (years)	5.5 - 6.5
Volatility	28.02 - 28.59%
Weighted average grant date fair value per stock option	$8.66
The following table sets forth the information related to stock options denominated in GCP stock:

Stock Option Activity	Number Of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)
Outstanding, December 31, 2020	911	$23.91	2.49	$2,234
Less: Options exercised	(545)	21.03
Less: Options forfeited/expired/canceled	(26)	28.35
Outstanding, December 31, 2021	340	$28.32	2.02	$1,253
Exercisable, December 31, 2021	328	$28.37	1.97	$1,207
Vested and expected to vest, December 31, 2021	340	$28.32	2.02	$1,253
The weighted average grant date fair value of options granted during 2019 was $8.66. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, determined as the difference between GCP’s closing stock price on the last trading day of December 31, 2021 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their in-the-money options at period end. The amount changes based on the fair market value of GCP’s stock. Total intrinsic value of all options exercised during 2021, 2020 and 2019 was $4.2 million, $0.4 million and $3.0 million, respectively.
Stock Options with Market Conditions
During 2020, GCP granted 388,348 stock options with market conditions to the newly appointed CEO under the Inducement Plan. Such options are expected to cliff vest in 3 years based on the achievement of certain targets ranging between 0% and 200% related to the Company’s common stock market price performance over a certain time period relative to the closing market price on the grant date.
The fair value of stock options was determined using a Monte Carlo simulation based on the weighted-average value of options calculated for each performance target based on the following assumptions:

2020
Average life of options (years)	4.0
Volatility	40%
Risk-free interest rate	0.22%
Weighted average grant date fair value per stock option	$5.15
At December 31, 2021 and 2020, the weighted average exercise price was $20.96 and $20.96, respectively. At December 31, 2021, there were 388,348 of options outstanding which had a weighted average contractual term of 3.8 years and an aggregate intrinsic value of $4.2 million. Total unrecognized stock-based compensation expense was $1.2 million and is expected to be recognized over the weighted-average period of approximately 1.8 years.
Restricted Stock Units and Performance Based Units
RSUs and PBUs are granted with the exercise price equal to zero and are converted to shares immediately upon vesting.
At December 31, 2021, $3.0 million of total unrecognized compensation expense related to the RSU and PBU awards is expected to be recognized over the remaining service period of approximately 1.4 years.

Notes to Consolidated Financial Statements
RSUs
The Company grants RSUs which are time-based, non-performance units. RSUs generally vest over a three-year period, with some awards vesting in substantially equal amounts each year over three years and some awards vesting 100% after the third year from the date of grant. A smaller number of RSUs were designated as sign-on awards which are used for purposes of attracting key employees and covering outstanding awards from prior employers. The majority of such awards vest 100% after two years from the date of grant.
RSUs are recorded at fair value on the date of grant. The common stock-settled awards are considered equity awards, with the stock compensation expense being determined based on GCP’s stock price on the grant date.
The following table sets forth the RSU activity:

RSU Activity:	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	305	$22.14
RSU’s granted	154	25.43
Less: RSU’s settled	(289)	22.46
Less: RSU’s forfeited	(25)	24.21
Outstanding, December 31, 2021	145	$24.67
Expected to vest at December 31, 2021	142	$24.67

    The weighted average grant date fair value of RSUs granted during 2021, 2020 and 2019 was $25.43, $21.06 and $26.77 per share, respectively. During 2021, 2020 and 2019, GCP distributed 289,000 shares, 184,000 shares and 302,000 shares, respectively, to settle RSUs upon vesting. The fair value of RSUs vested during 2021, 2020 and 2019 was $8.0 million, $4.2 million and $7.4 million, respectively.
PBUs
    PBUs are performance-based units which are granted by the Company with market conditions and recorded at fair value on the grant date. The performance criteria for PBUs granted in 2021 includes the following metrics: (1) a 2-year cumulative free cash flow target metric for approximately 33.3% of awards; (2) a 2 -year cumulative adjusted earnings before interest, tax, depreciation and amortization metric for approximately 33.3% of awards; (3) the Company’s 2-year TSR relative to the performance of the Russell 3000 Specialty Building Materials Index and the peer group approved by the Board’s Compensation Committee for approximately 33.3% of awards. The performance criteria for PBUs granted in 2020 and 2019 include a 3-year cumulative adjusted diluted earnings per share metric that is modified, up or down, based on the Company’s TSR relative to the performance of the Russell 3000 Specialty Chemicals and Building Materials Indices. The number of shares that ultimately vest, if any, is based on Company performance against these metrics, and can range from 0% to 200% of the target number of shares granted to employees. The 2021 awards will become vested, if at all, two years from the grant date once actual performance is certified by the Board’s Compensation Committee. The 2020 and 2019 awards will become vested, if at all, three years from the grant date once actual performance is certified by the Board’s Compensation Committee. Vesting is also subject to the employees’ continued employment through the vesting date.
The grant date fair value of PBUs without market conditions is determined based on the closing market price of the Company’s common stock on the date of grant. The grant date fair value of PBUs with market conditions based on TSR is determined using a Monte Carlo simulation model.
The following table summarizes the assumptions used in the Monte Carlo simulations for estimating the grant date fair values of PBUs granted with market conditions based on TSR:

Notes to Consolidated Financial Statements

	2021	2020	2019
Expected term (remaining performance period)	1.81 years	2.85 years	2.86 years
Expected volatility	51.48%	29.85%	28.46%
Risk-free interest rate	0.14%	1.21%	2.48%
Expected dividends	—	—	—
Median correlation coefficient of constituents	54.00%	54.01%	57.09%

The following table sets forth the PBU activity:

PBU Activity:	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	343	$28.10
PBU’s granted	101	27.02
Less: PBU’s forfeited	(174)	30.52
Outstanding, December 31, 2021	270	$26.11
    The weighted average grant date fair value of PBUs granted during 2021, 2020 and 2019 was $27.02, $22.43 and $27.19 per share, respectively. GCP expects to settle in stock all future PBU vestings.
15. STOCKHOLDERS’ EQUITY
Stockholder Rights Plan
    On March 15, 2019, the Board of Directors (the “Board”) declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of GCP common stock with par value $0.01 per share and adopted a stockholder rights plan (the “Rights Agreement”). The Right Agreement is not intended to prevent a takeover, and should enable all GCP stockholders to realize the full potential value of their investment in the Company and protect the Company and its stockholders from efforts to obtain control of GCP that are inconsistent with the best interests of GCP and its stockholders. The Right Agreement may impose a significant penalty upon any person or group that attempts to acquire GCP (or a significant percentage of our outstanding common stock) without the approval of the Board of Directors.
On March 13, 2020, the Board extended the final expiration date of the Rights Agreement to March 14, 2023, subject to stockholders’ approval at GCP’s 2020 Annual Meeting of Shareholders which was obtained on May 28, 2020. On December 5, 2021, in connection with the execution of the Merger Agreement GCP entered into the Second Amendment to the Rights Agreement, which renders the Rights Agreement inapplicable to the Merger Agreement. Additionally, the Rights Agreement will be terminated and expire immediately prior the effective time of the Merger Agreement.
Preferred Stock
The Company is authorized to issue up to 50,000,000 shares of Preferred Stock with a par value of $0.01 per share. On March 15, 2019, GCP designated 10,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.
Pursuant to the terms of the Merger Agreement, all rights under the associated Series A Junior Participating Preferred Stock expired in their entirety. See Note 20, “Proposed Merger” for additional information.
Share Repurchase Program
    On July 30, 2020, the Board authorized a program to repurchase up to a maximum of $100 million of our common stock through July 30, 2022. No shares were repurchased during 2021 or 2020. The Merger Agreement does not permit GCP to repurchase any shares without the prior consent of Saint-Gobain, and currently, we do not intend to repurchase any shares.

Notes to Consolidated Financial Statements

The following table set for the share activity for the year:

	Common Stock	Treasury Stock
	(in millions)
Balance, December 31, 2018	72.4	0.2
Issuance of common stock	0.4	—
Exercise of stock options	0.4	—
Share repurchases	—	0.1
Balance, December 31, 2019	73.2	0.3
Issuance of common stock	0.2	—
Exercise of stock options	0.1	—
Share repurchases	—	0.1
Balance, December 31, 2020	73.5	0.4
Issuance of common stock	0.4	—
Exercise of stock options	0.5	—
Share repurchases	—	0.2
Balance, December 31, 2021	74.4	0.6
16. EARNINGS PER SHARE
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	2021	2020	2019
	(in millions, except per share amounts)
Numerators
Income from continuing operations attributable to GCP shareholders	$21.5	$100.5	$40.8
(Loss) income from discontinued operations, net of income taxes	(0.3)	(0.3)	5.7
Net income attributable to GCP shareholders	$21.2	$100.2	$46.5
Denominators
Weighted average common shares—basic calculation	73.4	73.0	72.6
Dilutive effect of employee stock awards	0.1	0.1	0.3
Weighted average common shares—diluted calculation	73.5	73.1	72.9
Basic earnings per share
Income from continuing operations attributable to GCP shareholders	$0.29	$1.38	$0.56
Income from discontinued operations, net of income taxes	—	(0.01)	0.08
Net income attributable to GCP shareholders	$0.29	$1.37	$0.64
Diluted earnings per share
Income from continuing operations attributable to GCP shareholders	$0.29	$1.37	$0.56
Income from discontinued operations, net of income taxes	—	—	0.08
Net income attributable to GCP shareholders	$0.29	$1.37	$0.64
GCP uses the treasury stock method to compute diluted earnings per share. During 2021, 2020 and 2019, 0.5 million, 0.6 million and 0.6 million, respectively, of such anti-dilutive stock awards were excluded from the computation of diluted earnings per share.

Notes to Consolidated Financial Statements
17. COMMITMENTS AND CONTINGENCIES
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
Guarantees and Indemnification Obligations
GCP is a party to many contracts containing guarantees and indemnification obligations which consist primarily of the following arrangements:
•Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide assurances that products will conform to their specifications. GCP accrues a general warranty liability at the time of sale based on historical experience and on a transaction-specific basis according to individual facts and circumstances. At December 31, 2021 and 2020 and during the periods then ended, warranty-related liabilities and the associated expenses were immaterial to the Consolidated Financial Statements.
•Performance guarantees offered to customers. GCP has not established a liability for these arrangements based on historical experience.
•Contracts providing for the sale of a business unit or a product line in which GCP has agreed to indemnify the buyer against certain liabilities for conditions that existed prior to the closing of the transaction, including environmental and tax liabilities.
•The Tax Sharing Agreement, which may require GCP, in certain circumstances, to indemnify Grace if the Separation, together with certain related transactions, does not qualify under Section 355 and certain other relevant provisions of the Internal Revenue Code (the “Code”). If GCP is required to indemnify Grace under the Tax Sharing Agreement, it could be subject to significant tax liabilities. Please refer to Note 9, “Income Taxes”, for further information on this arrangement.
•The Purchase and Sale Agreement with Henkel KGaA regarding the sale of the Darex Business dated July 3, 2017, contains obligations for GCP as sellers to indemnify Henkel as a buyer for certain matters, such as breaches of representations and warranties, taxes, as well as certain covenants and liabilities.
Financial Assurances
    Financial assurances have been established for a variety of purposes, including insurance, environmental and other matters. At December 31, 2021 and 2020, GCP had gross financial assurances issued and outstanding of $6.3 million and $6.8 million, respectively, which were comprised of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations at December 31, 2021 and 2020. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Environmental Matters
    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous waste and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. At December 31, 2021 and 2020, GCP did not have any material environmental liabilities.
    GCP’s environmental liabilities are reassessed whenever circumstances become better defined or response efforts and their costs can be better estimated. These liabilities are evaluated based on currently available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties.

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
Litigation Related to the Merger
On January 18, 2022, in the United States District Court for the Southern District of New York (“SDNY”), an individual complaint was filed by a purported GCP stockholder in connection with the Merger. A second individual complaint was filed on January 21, 2022 in the SDNY, a third individual complaint was filed on January 28, 2022 in the SDNY, and a fourth individual complaint was filed on January 29, 2022 in the United States District Court for the Eastern District of New York. The complaints are captioned as follows: Stein v. GCP Applied Technologies, Inc., et al., Case No. 1:22-cv-00436; Waterman v. GCP Applied Technologies Inc., et al., Case No. 1:22-cv-00583; Le v. GCP Applied Technologies Inc., et al., Case No. 1:22-cv-00750; and Newman v. GCP Applied Technologies Inc., et al., Case No. 1:22-cv-00545. The complaints name as defendants GCP and members of the Board. The complaints generally allege that the defendants filed a materially incomplete and misleading preliminary proxy statement on Schedule 14A with the SEC. The alleged omissions relate to (i) certain financial projections of GCP, (ii) certain financial analyses of RBC Capital Markets, LLC (“RBCCM”), and (iii) the amount of certain compensation provided to RBCCM unrelated to the Merger. The complaint also alleges that the sale process leading up to the Merger and the disclosure relating thereto was flawed, and certain conflicts of interest of GCP’s management in the Merger. The Newman complaint also alleges that the disclosure relating to the sale process leading up to the Merger was flawed. The complaints seek, among other things, injunctive relief preventing the consummation of the Merger, damages, and other relief.
The defendants believe the claims asserted in these complaints are without merit. Additional lawsuits related to the Merger may be filed in the future.

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
In March 2021, Henkel filed suit in the United States District Court for the District of Delaware against the Company, seeking indemnification for alleged breaches of representations and warranties under the Purchase Agreement. Henkel is seeking damages of approximately $11 million, which consist of a claim amount of approximately $16 million, net of a contractual deductible of approximately $5 million. The Company believes that it has meritorious defenses against the plaintiff’s claims and intends to defend this action vigorously. Although the Company does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, at this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses, if any, that might result from an adverse resolution of this matter. Fees incurred by the Company in relation to the defense of these claims are classified as discontinued operations in the accompanying Consolidated Statements of Operations.
GCP Brazil Indirect Tax Claim
During 2019, the Superior Judicial Court of Brazil (the “Court”) filed its final ruling in favor of GCP Brasil Industria e Comercio de Produtos Quimicos (“GCP Brazil”) related to a claim as to whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The ruling allows GCP Brazil the right to recover, through offset of federal tax liabilities, amounts collected by the government from May 2012 to September 2017, including interest. In the second quarter ended June 30, 2021, the Court rendered favorable decisions granting GCP Brazil the right to recover the state value-added tax. During 2021, the Company included the recovery of $3.3 million in “Other (income) expenses, net” in the Statements of Operations.
Accounting for Contingencies
Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed its risk and has made accounting estimates and disclosures as required under GAAP.

Notes to Consolidated Financial Statements
18. RELATED PARTY TRANSACTIONS
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Starboard Value LP and certain of its affiliates (“Starboard”)
During 2020, Starboard with an ownership interest of approximately 9% of the Company’s outstanding common shares, filed a proxy statement with the SEC seeking an election of eight of its nominees to the GCP Board of Directors at the Company’s 2020 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting held on May 28, 2020, GCP stockholders voted to elect all eight nominees designated by Starboard to serve on GCP’s Board of Directors. During 2020, the Company reimbursed Starboard for $2.0 million of fees and expenses it incurred in connection with the election of its nominees.
Tax Sharing Agreement
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the “Tax Sharing Agreement”).The Tax Sharing Agreement governed the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes, including any related interest, penalties or audit adjustments, reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes, including any related interest, penalties or audit adjustments, reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. At December 31, 2021 and 2020, GCP has recorded $0.6 million and $1.8 million, respectively, of indemnified receivables in “Other assets” and $1.0 million and $1.0 million, respectively, of indemnified payables in “Other current liabilities” in the Consolidated Balance Sheets.
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

Notes to Consolidated Financial Statements
19. SEGMENTS
The following table presents information related to GCP’s operating segments:

	2021	2020	2019
	(in millions)
Net Sales:
SCC	$558.5	$518.9	$579.1
SBM	411.6	384.3	434.4
Total net sales	$970.1	$903.2	$1,013.5
Segment Operating Income:
SCC	$39.3	$52.9	$56.9
SBM	74.3	71.1	86.3
Total	$113.6	$124.0	$143.2
Depreciation and Amortization:
SCC	$28.9	$27.6	$24.4
SBM	14.8	14.9	14.8
Corporate	2.2	3.9	4.0
Total	$45.9	$46.4	$43.2
Restructuring and Repositioning Expense:
SCC	$16.1	$10.5	$14.7
SBM	6.6	8.0	14.1
Corporate	10.6	11.8	1.5
Total	$33.3	$30.3	$30.3
Capital Expenditures:
SCC	$24.0	$25.5	$44.2
SBM	4.8	4.9	7.9
Corporate	3.6	5.7	4.6
Total	$32.4	$36.1	$56.7
The following table presents information related to GCP’s assets:

	December 31,
	2021	2020
	(in millions)
Total Assets
SCC	$502.8	$444.4
SBM	363.0	408.3
Corporate	580.8	564.9
Total	$1,446.6	$1,417.6
Reconciliation of Operating Segment to Financial Statements
Corporate expenses directly related to the operating segments are allocated to the segment’s operating income. GCP excludes from the segments’ operating income certain functional costs, certain impacts of foreign currency exchange and defined benefit pension costs recognized during each reporting period, which include service and interest costs, the effect of expected returns on plan assets and amortization of prior service costs/credits. GCP believes that the exclusion of certain corporate costs and pension costs provides a better indicator of its operating segment performance since such costs are not managed at an operating segment level.

Notes to Consolidated Financial Statements
Total segment operating income is reconciled below to “Income from continuing operations before income taxes” presented in the Consolidated Statements of Operations:

	2021	2020	2019
	(in millions)
Total segment operating income	$113.6	$124.0	$143.2
Restructuring and repositioning expenses	(33.3)	(30.3)	(30.3)
Corporate costs	(20.7)	(26.2)	(32.8)
Interest expense, net	(21.8)	(20.1)	(20.0)
Pension MTM adjustment, net	10.3	(2.8)	(13.3)
Third-party and other acquisition-related costs	(8.7)	(0.7)	(0.1)
Certain pension costs	(5.8)	(5.2)	(7.8)
Gain on Brazil tax recoveries, net	3.3	—	0.6
Acceleration of RSU vesting	(1.8)	—	—
Tax indemnification adjustments	(0.7)	(1.6)	(0.5)
Loss on sale of product line	(0.8)	—	—
Net income attributable to noncontrolling interests	0.3	0.5	0.4
Gain on sale of corporate headquarters	—	110.2	—
Shareholder activism and other related costs	—	(9.5)	(5.3)
Legacy product, environmental and other claims	—	(0.6)	(0.1)
Pension curtailment gain	—	—	1.2
Income from continuing operations before income taxes	$33.9	$137.7	$35.2
Shareholder activism and other related costs consist primarily of professional fees incurred in connection with the actions by certain of GCP shareholders seeking changes in the composition of the Company’s Board of Directors and nomination of candidates to stand for election at the 2019 and 2020 Annual Shareholders’ Meetings, as well as other related matters.
Sales by Product Group
    The following table sets forth sales by product group within the SCC operating segment and the SBM operating segment:

	2021	2020	2019
	(in millions)
SCC
Concrete	$413.1	$393.1	$434.8
Cement	145.4	125.8	144.3
Total SCC Sales	$558.5	$518.9	$579.1
SBM
Building Envelope	$178.2	$206.3	$246.3
Specialty Construction Products	150.0	104.2	106.9
Residential Building Products	83.4	73.8	81.2
Total SBM Sales	$411.6	$384.3	$434.4
Total Sales	$970.1	$903.2	$1,013.5
Disaggregation of Total Net Sales
The Company disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Geographic Area Data

The following table sets forth net sales information related to the geographic areas in which GCP operates:

Notes to Consolidated Financial Statements

	2021	2020	2019
	(in millions)
Net Sales
United States	$487.5	$474.0	$505.0
Canada and Other	32.1	28.5	32.4
Total North America	519.6	502.5	537.4
Europe Middle East Africa (“EMEA”)	195.8	172.6	193.5
Asia Pacific	191.9	180.8	222.5
Latin America	62.8	47.3	60.1
Total	$970.1	$903.2	$1,013.5
Sales are attributed to geographic areas based on customer locations. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during 2021, 2020 and 2019. There were no customers that individually accounted for 10% or more of the Company’s consolidated operating revenues for 2021, 2020 and 2019. There were no customers that individually accounted for 10% or more of the Company’s accounts receivable balance at December 31, 2021 and 2020.
Disaggregation of Long-Lived Assets
    The following table sets forth long-lived asset information related to the geographic areas in which GCP operates:

	December 31,
	2021	2020
	(in millions)
Properties and Equipment, net:
United States	$138.5	$145.4
Canada and other	3.4	3.0
Total North America	141.9	148.4
EMEA	22.8	25.5
Asia Pacific	41.8	45.4
Latin America	6.7	6.3
Total	$213.2	$225.6
Long-term assets
United States	$93.9	$100.1
Canada and other	10.6	10.8
Total North America	104.5	110.9
EMEA	212.4	220.5
Asia Pacific	28.0	33.7
Latin America	26.9	35.2
Total	$371.8	$400.3
    Total long-lived assets located in the United Kingdom represented approximately 20% of total long-lived assets at December 31, 2021 and 2020.
20. PROPOSED MERGER
On December 5, 2021, GCP entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of GCP’s common stock that is issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive $32.00 in cash, without interest. The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the issued and outstanding shares of our common stock; (ii) the absence of any order, injunction or other legal or regulatory restraint making illegal, enjoining or otherwise prohibiting the closing of the Merger; (iii) (a) the expiration or

Notes to Consolidated Financial Statements
early termination of the waiting period under the HSR Act and (b) the expiration of any waiting period under other applicable competition and/or foreign laws; and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing. The closing of the Merger is not subject to a financing condition.
GCP’s Board of Directors and the board of directors of Parent have each approved the Merger and the Merger Agreement. The Company currently expect the Merger to close in the second half of 2022. Until the closing, we will continue to operate as an independent company. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Current Report on Form 8-K that the Company filed with the SEC on December 7, 2021.
Stock Awards
In addition to the aforementioned items, at the effective time of the Merger:
•Each option to purchase shares of GCP Common Stock (each, a “Company Option”), whether vested or unvested, that is outstanding shall automatically and without any required action on the part of the holder thereof or the Company, be cancelled and be converted into the right to receive (without interest) an amount in cash equal to the product of (x) the total number of shares of GCP Common Stock underlying the Company Option multiplied by (y) the excess, if any, of the Merger Consideration over the exercise price of such Company Option; provided that any Company Option with respect to which the exercise price subject thereto is equal to or greater than the Merger Consideration shall be canceled for no consideration;
•Each outstanding award of GCP restricted stock (“Company Restricted Stock”) and each outstanding award of GCP restricted stock units (“Company RSUs”), in each case, that is vested at the effective time of the Merger or is subject solely to service-based vesting conditions shall become fully vested and shall, automatically and without any required action on the part of the holder thereof or the Company, be cancelled and be converted into the right to receive (without interest) an amount in cash equal to (x) the total number of shares of GCP Common Stock underlying such award of Company Restricted Stock or Company RSUs, as applicable, multiplied by (y) the Merger Consideration;
•Each outstanding award of GCP performance based stock units (“Company PBUs”) that is subject to performance-based vesting conditions shall become vested as to the greater of the number of shares of Company Common Stock subject to such Company PBUs that would vest based on (1) the target level of achievement or (2) the Company’s actual level of achievement of the performance goals set forth in the applicable award agreement as of effective time of the Merger, as determined by the Board or its Compensation Committee prior to the closing, and shall, after giving effect to such vesting, automatically and without any required action on the part of the holder thereof or the Company, be cancelled and be converted into the right to receive (without interest) an amount in cash equal to (x) the number of vested shares of Company Common Stock underlying such Company PBUs, multiplied by (y) the Merger Consideration. Any outstanding Company PBUs (or portion thereof) that are not vested as of immediately prior to the effective time of the Merger shall be canceled for no consideration.
None of the factors outlined above had an impact on 2021 results since they are contingent upon the consummation of the Merger.
Retention Bonus
In connection with the Merger Agreement, the Company intends to grant retention bonuses to certain employees and executive officers, with a total bonus pool of $12.0 million to retain key talent during this transition period between the signing of the Merger Agreement and the consummation of the Merger. Although some bonuses were communicated prior to the Company’s year-end, no compensation expense was recorded in 2021 in accordance with U.S. GAAP since they are contingent upon the consummation of the Merger. They are expected to be paid out to recipients within 1 year of the signing of the Merger Agreement, with 50% expected to be paid out to recipients at the consummation of the Merger, and the remaining 50% payable 90 days following consummation of the Merger.
Other
We may be required to pay a cash termination fee to Saint-Gobain of up to $71 million, as required under the Merger Agreement under certain circumstances.

Notes to Consolidated Financial Statements
21. DISPOSALS
Assets Held for Sale
In October 2021, the Company approved the sale of a business unit within the SBM segment, classified as held for sale the net assets of $19.4 million, and at that point recorded a loss on sale of $0.8 million in the Statements of Operations. This product line was mostly comprised of intangible assets of $12.4 million, goodwill of $3.2 million, inventory of $3.1 million, account receivable of $2.5 million, property & equipment of $1.2 million and current liabilities of $2.6 million. Management stopped amortizing and depreciating these assets as of October 2021. The sale is expected to be completed in 2022.
Discontinued Operations
    In July 2017, the Company completed the sale of Darex to Henkel for $1.1 billion in cash (the “Disposition”). The agreement with Henkel governing the Disposition (the “Amended Purchase Agreement”) provides for a series of delayed closings in certain non-U.S. jurisdictions, including Argentina, China, Colombia, Indonesia, Peru and Venezuela for which sale proceeds were received on the July 3, 2017 closing date. The delayed closings implement the legal transfer of the Darex business in the delayed closing jurisdictions in accordance with local law. During the 2020, the Company completed the final remaining delayed closing in Venezuela which did not result in a gain or a loss recognized during the period then ended. During the 2019, the Company completed the delayed closing in Indonesia and recorded an after-tax gain of $7.2 million.
The following table includes a reconciliation of the gain on the sale of the Darex business related to delayed close entities (in millions):

2019
Net proceeds included in gain	$12.7
Net assets derecognized	(3.1)
Gain recognized before income taxes	9.6
Tax effect of gain recognized	(2.4)
Gain recognized after income taxes	$7.2
In connection with the Disposition and the related gain, as noted above, the Company recorded tax expense of $2.4 million within discontinued operations in 2019.
In connection with the Disposition, the Company and Henkel entered into a Master Tolling Agreement, whereby Henkel will operate certain equipment at facilities being sold in order to manufacture and prepare for shipping certain products related to product lines that the Company continues to own. The agreement expires in June 2024.
Under the Amended Purchase Agreement, GCP is required to indemnify Henkel for certain possible future tax liabilities. At December 31, 2021, GCP no longer had an indemnification payable as a result of the Disposition. At December 2020, GCP had an indemnification payable of $0.6 million.
The following table sets forth the components of “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Operations:

	2021	2020	2019
	(in millions)
Selling, general and administrative expenses	$0.3	$0.4	$1.6
Restructuring and repositioning expenses	—	(0.1)	0.3
Gain on sale of business	—	—	(9.6)
Other expenses, net	—	0.1	0.1
(Loss) income from discontinued operations before income taxes	(0.3)	(0.4)	7.6
Benefit (provision) for income taxes	—	0.1	(1.9)
(Loss) income from discontinued operations, net of income taxes	$(0.3)	$(0.3)	$5.7

Notes to Consolidated Financial Statements
GCP APPLIED TECHNOLOGIES AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

For the Year Ended December 31, 2021

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$7.0	$1.2	$(1.5)	$(0.3)	$6.4
Inventory obsolescence reserve	5.1	6.6	(6.8)	—	4.9
Valuation allowance for deferred tax assets	16.3	1.8	(4.6)	(0.7)	12.8
Other, net is comprised of various miscellaneous adjustments against reserves and effects of currency translation.

For the Year Ended December 31, 2020

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$7.5	$0.9	$(1.4)	$—	$7.0
Inventory obsolescence reserve	3.8	5.8	(4.5)	—	5.1
Valuation allowance for deferred tax assets	17.2	1.6	(0.5)	(2.0)	16.3
Other, net is comprised of various miscellaneous adjustments against reserves and effects of currency translation.
For the Year Ended December 31, 2019

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other, net	Balance at end of period
Valuation and qualifying accounts deducted from assets:
Allowances for notes and accounts receivable	$5.8	$3.5	$(1.7)	$(0.1)	$7.5
Inventory obsolescence reserve	2.7	5.5	(4.4)	—	3.8
Valuation allowance for deferred tax assets	18.5	2.3	(1.3)	(2.3)	17.2
Other, net is comprised of various miscellaneous adjustments against reserves and effects of currency translation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our principal executive officer and principal financial officer concluded that, at the end of the period covered by this report, our disclosure of controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) at December 31, 2021.
Management identified material weaknesses in our internal control over financial reporting at December 31, 2021, as follows.
•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not consistently maintain a sufficient complement of professionals with an appropriate degree of internal controls and accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses.

•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and controls over the preparation and review of account reconciliations and journal entries. This material weakness resulted in the revisions of our consolidated financial statements at and for the years ended December 31, 2019 and 2018 and our quarterly condensed consolidated financial information for the first three quarters of the year ended December 31, 2020 and for each of the quarters in the year ended December 31, 2019. This material weakness resulted in immaterial adjustments of our consolidated financial statements at and for the year ended December 31, 2021.
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

Management concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2021 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting at December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Prior Year Material Weakness

The following captures the progress made by management related to the material weakness that was previously identified as of December 31, 2020 and has been remediated at December 31, 2021.

IT general controls

Management previously identified a material weakness in the design and operating effectiveness of controls over certain Information technology (“IT”) general controls for our online order entry system which processed approximately 7% of net sales in 2020.

During 2021, Management began the process of remediation to address the control deficiencies that led to this material weakness. Specifically, management updated controls over our online customer order entry portal to ensure appropriate IT access, interfaces, segregation of duties and change controls. Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2021. Accordingly, the material weakness related to IT general controls for our online order entry system is remediated.

Remediation Activities and Status of Remaining Material Weaknesses
In order to address the material weaknesses in internal control over financial reporting at December 31, 2021, management, with direction from the Audit Committee, began the process of remediation in 2021 to address the control deficiencies that led to these material weaknesses. Specifically, management has:

•Initiated personnel changes at GCP within the accounting organization. Specifically, we replaced the North American and Corporate Controller, Director of SEC Reporting & Technical Accounting, Sr. Manager SOX Compliance and the U.K. Controller.
•Engaged third party experts to assist management in assessing current processes and designing improved processes and controls at GCP specifically over the revenue recognition and close processes.
•Reviewed financial reporting risks surrounding revenue recognition and began the redesign and implementation of improved controls at GCP. Specifically, we updated controls over the completeness and accuracy of price and quantity information including the deployment of a new revenue policy, a shipping block for sales orders to ensure up front price and quantity validation and a sales reserve for price and quantity disputes.
•Redesigned and implemented controls over the close process to achieve accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations and journal entries.

In addition, management’s planned actions to remediate the material weaknesses include:

•Continuing to monitor activities and reporting to ensure accuracy of accounting and financial reporting as well as compliance.
•Update the documentation and implementation of enhanced policies, procedures and related internal controls to ensure business processes achieve the intended control objectives.
•Enhance and update processes and controls to achieve business strategies.

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management believes the measures described above will remediate the material weaknesses identified and will strengthen the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
As described above under “Remediation of Prior Year Material Weakness” section, there were changes in our internal control over financial reporting specific to IT general controls during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding members of our Board of Directors will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) under the captions “Proposal One: Election of Directors” and “Corporate Governance” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”
We have adopted a code of conduct that applies to all of our directors, officers, employees and representatives. Information regarding our code of conduct will be contained in our 2022 Proxy Statement under the caption “Corporate Governance-Code of Conduct ” and is incorporated herein by reference.
Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors will be contained in our 2022 Proxy Statement under the caption “Corporate Governance - Director Nomination Process; Shareholder Recommendations for Director Nominees” and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
This information will be contained in our 2022 Proxy Statement under the captions “Executive Compensation” and “Corporate Governance - Director Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table provides certain information at December 31, 2021 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,024,742	$28.32	7,489,464
Equity compensation plans not approved by security holders (GCP Applied Technologies Inc. 2020 Inducement Plan)	388,348	20.96	468,524
Total	1,413,090	$24.39	7,957,988
__________________________
(1)Under the Equity and Incentive Plan, there are 340,201 shares of GCP common stock to be issued upon the exercise of outstanding options, 540,118 shares to be issued upon completion of the performance period for stock-settled PBUs, based on achievement against the performance targets for PBUs granted during 2019, and the maximum number of shares that could be earned with respect to PBUs granted during 2021 and 2020, and 144,423 shares to be issued upon completion of the vesting period for stock-settled restricted stock unit awards (“RSUs”). Under the GCP Applied Technologies Inc. 2020 Inducement Plan, there are 388,348 shares of GCP common stock to be issued upon the exercise of outstanding options. Please refer to Note 14, “Stock Incentive Plans” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K for additional information regarding the GCP Applied Technologies Inc. 2020 Inducement Plan.
(2)The calculation of weighted-average exercise price does not include outstanding PBUs and RSUs.

The additional information regarding security ownership of certain beneficial owners, as well as for directors and executive officers will be contained in our 2022 Proxy Statement under the caption “Other Information - Stock Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
This information will be contained in our 2022 Proxy Statement under the captions “Other Information - Transactions with Related Persons,” “Proposal One: Election of Directors” and “Corporate Governance -
Independence of Directors” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is PricewaterhouseCoopers LLP, Atlanta, Georgia. Their firm ID as assigned by the PCAOB is 238.
This information will be contained in our 2022 Proxy Statement under the caption “Proposal Two: Ratification of the Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules.
(1) and (2)    The required information is set forth in Item 8—“Financial Statements and Supplementary Data.”
    (3)        Exhibit Index:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Separation and Distribution Agreement, dated as of January 27, 2016, by and among W.R. Grace & CO., W.R. Grace & Co. - Conn., and GCP Applied Technologies Inc.	8-K	2.1	1/28/16
2.2	Amended and Restated Stock and Asset Purchase Agreement dated at June 30, 2017, between GCP Applied Technologies Inc. and Henkel AG & Co. KGaA.	8-K	2.1	7/3/17
2.3	Agreement and Plan of Merger, dated as of December 5, 2021, by and among GCP Applied Technologies Inc., Cyclades Parent, Inc., Cyclades Merger Sub, Inc. and Compagnie de Saint-Gobain S.A. #	8-K	2.1	12/6/21
3.1	Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc., dated February 3, 2016.	8-K	3.1	2/4/16
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GCP Applied Technologies Inc. dated May 3, 2018	8-K	3.1	5/3/18
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of GCP Applied Technologies Inc.	8-K	3.1	3/15/19
3.4	Amended and Restated Bylaws of GCP Applied Technologies Inc. effective at May 3, 2018.	8-K	3.2	5/3/18
3.5	Amendment to the Amended and Restated By-Laws of GCP Applied Technologies Inc., dated May 6, 2021.	8-K	3.1	5/7/21
4.1	Indenture, dated at April 10, 2018, among GCP Applied Technologies Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	4/10/18
4.2	Form of 5.500% Note due 2026 (included as Exhibit A to Exhibit 4.1).	8-K	4.2	4/10/18
4.3	Rights Agreement, dated at March 15, 2019, between GCP Applied Technologies Inc. and Equiniti Trust Company, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	4.1	3/15/19
4.4	First Amendment to Rights Agreement, dated at March 13, 2020, between GCP Applied Technologies Inc. and Equiniti Trust Company	8-K	4.1	3/13/20
4.5	Second Amendment to Rights Agreement, dated as of December 5, 2021, between GCP Applied Technologies Inc. and Equiniti Trust Company.	8-K	4.1	12/6/21
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.4	2/27/20
10.1	Tax Sharing Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.1	1/28/16
10.2	Employee Matters Agreement, dated January 27, 2016, by and among W.R. Grace & Co., W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.2	1/28/16
10.3	Transition Services Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.3	1/28/16

		Incorporated by Reference
10.4	Cross-License Agreement, dated January 27, 2016, by and among GCP Applied Technologies Inc., W.R. Grace & Co. - Conn. and Grace GmbH & Co. KG.	8-K	10.4	1/28/16
10.5	Grace Transitional License Agreement, dated January 27, 2016, by and between W.R. Grace & Co. - Conn. and GCP Applied Technologies Inc.	8-K	10.5	1/28/16
10.6	Credit Agreement, dated February 3, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, Grace NV, the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	2/4/16
10.7	First Amendment to Credit Agreement, dated August 25, 2016, by and among GCP Applied Technologies, Grace Construction Products Limited, GCP Applied Technologies NV (Formerly Grace NV), the lenders party thereto from time to time and Deutsche Bank AG New York Branch, as the administrative agent.	8-K	10.1	8/25/16
10.8	Second Amendment to Credit Agreement, dated at April 10, 2018, by and among GCP Applied Technologies Inc., GCP Applied Technologies (UK) Limited, GCP Applied Technologies N.V., the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.	8-K	10.1	4/10/18
10.9	GCP Applied Technologies Inc. 2016 Stock Incentive Plan.*	8-K	10.5	2/4/16
10.10	Severance Plan for Leadership Team Officers of GCP Applied Technologies Inc.*	8-K	10.2	2/4/16
10.11	GCP Applied Technologies Inc. Supplemental Executive Retirement Plan.*	10-K	10.10	3/2/17
10.12	GCP Applied Technologies Inc. Executive Salary Protection Plan.*	8-K	10.3	2/4/16
10.13	Form of GCP Applied Technologies Inc. Change in Control Severance Agreement.*	8-K	10.4	2/4/16
10.14	GCP Applied Technologies Inc. Executive Annual Incentive Compensation Plan.*	10-K	10.11	3/30/16
10.15	Form of 2014 Nonstatutory Stock Option Agreement.*	S-8	4.4	1/28/16
10.16	Form of 2015 Nonstatutory Stock Option Agreement.*	S-8	4.5	1/28/16
10.17	Form of 2015 Restricted Stock Unit Agreement.*	S-8	4.6	1/28/16
10.18	Form of Leadership Grant Nonstatutory Stock Option Agreement.*	8-K	10.2	2/11/16
10.19	Form of Leadership Grant Restricted Stock Unit Agreement.*	8-K	10.1	2/11/16
10.20	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-K	10.17	3/30/16
10.21	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-K	10.18	3/30/16
10.22	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-K	10.19	3/30/16
10.23	GCP Applied Technologies Inc. Equity and Incentive Plan as amended and restated on February 28, 2017*	8-K	10.1	5/5/17
10.24	Form of GCP Applied Technologies Inc. Stock Option Award Agreement.*	10-Q	10.1	5/9/17
10.25	Form of GCP Applied Technologies Inc. Restricted Stock Unit Award Agreement.*	10-Q	10.2	5/9/17
10.26	Form of GCP Applied Technologies Inc. Performance-Based Stock Unit Award Agreement.*	10-Q	10.3	5/9/17
10.27	GCP Applied Technologies 2020 Inducement Plan*	S-8	99.1	10/1/20
10.28	Employment Agreement between GCP Applied Technologies Inc. and Simon Bates, dated at September 11, 2020*	8-K	10.1	9/14/20
10.29	Offer Letter between GCP Applied Technologies Inc. and Michael Valente, dated as of January 13, 2021.*	8-K	10.1	1/19/21

		Incorporated by Reference
10.30	Form of GCP Applied Technologies Inc. Change in Control Agreement for Executive Officers appointed on or after September 18, 2019.	10-K	10.32	2/27/20
10.31	GCP Applied Technologies Inc. Form of Change in Control Severance Agreement for Executive Officers appointed on or after January 18, 2021*			Filed herewith
10.32	GCP Applied Technologies Inc. Amended and Restated Equity Incentive Plan*	10-Q	10.4	11/6/20
10.33	Real Estate Purchase and Sale Agreement by and between GCP Applied Technologies Inc. and IQHQ, L.P. with an effective date of July 2, 2020	8-K	10.1	7/8/20
10.34	Lease, by and between GCP Applied Technologies Inc. and IQHQ-Alewife, LLC, with an effective date of July 31, 2020	10-Q	10.2	11/6/20
10.35	Voting and Support Agreement, dated as of December 5, 2021, entered into by Starboard Value LP and certain of its affiliates	8-K	99.1	12/7/21
10.36	Voting and Support Agreement, dated as of December 5, 2021, entered into by certain affiliates of Standard Investments	8-K	99.2	12/7/21
10.37	Letter Agreement between GCP Applied Technologies Inc. and Simon Bates, effective as of December 21, 2021*	8-K	10.1	12/23/21
10.38	Letter Agreement between GCP Applied Technologies Inc. and Craig Merrill, effective as of December 21, 2021*	8-K	10.2	12/23/21
21	List of Subsidiaries of GCP Applied Technologies Inc.			Filed herewith
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.			Filed herewith
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
# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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
James M. Waddell Vice President and Chief Accounting Officer (Principal Accounting Officer)
Dated: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

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