Form 10-Q
period 2022-03-31
GCP Applied Technologies Inc.
filed 2022-05-09
CIK 1644440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	1-37533
GCP Applied Technologies Inc.

Delaware	47-3936076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2325 Lakeview Parkway, Alpharetta, Georgia                  30009
(Address of principal executive offices)                 (Zip Code)
(617) 876-1400
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2022
Common Stock, $0.01 par value per share	74,011,349

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
GCP Applied Technologies Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions, except per share amounts)
Net sales	$237.3	$222.8
Cost of goods sold	164.3	136.3
Gross profit	73.0	86.5
Selling, general and administrative expenses	62.5	66.6
Interest expense, net	5.6	5.6
Restructuring and repositioning expenses	3.5	8.9
Other expense, net	3.1	2.8
Total costs	74.7	83.9
(Loss) income from continuing operations before income taxes	(1.7)	2.6
Income tax expense	(1.9)	(1.0)
(Loss) income from continuing operations	(3.6)	1.6
Loss from discontinued operations, net of income taxes	(0.3)	—
Net (loss) income	(3.9)	1.6
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)
Net (loss) income attributable to GCP shareholders	$(4.0)	$1.5

Amounts Attributable to GCP Shareholders:
(Loss) income from continuing operations attributable to GCP shareholders	$(3.7)	$1.5
Loss from discontinued operations, net of income taxes	(0.3)	—
Net (loss) income attributable to GCP shareholders	$(4.0)	$1.5

Earnings Per Share Attributable to GCP Shareholders
Basic earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.05)	$0.02
Net (loss) income attributable to GCP shareholders	$(0.05)	$0.02

Weighted average number of basic shares	74.0	73.2

Diluted earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.05)	$0.02
Net (loss) income attributable to GCP shareholders	$(0.05)	$0.02

Weighted average number of diluted shares	74.0	73.4

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

GCP Applied Technologies Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net (loss) income	$(3.9)	$1.6
Other comprehensive loss:
Defined benefit pension and postretirement plans	(0.3)	—
Income tax effect	0.1	—
Currency translation adjustments	(1.0)	(7.6)
Income tax effect	(0.2)	(0.4)
Derivatives	(0.1)	—
Total other comprehensive loss	(1.5)	(8.0)
Comprehensive loss	(5.4)	(6.4)
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(0.1)
Comprehensive loss attributable to GCP shareholders	$(5.5)	$(6.5)

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements

GCP Applied Technologies Inc.
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2022	December 31, 2021
	(in millions, except par value and shares)
ASSETS
Current Assets
Cash and cash equivalents	$471.3	$500.6
Trade accounts receivable, net	168.4	162.4
Inventories	143.5	130.7
Current assets held for sale	—	22.0
Other current assets	45.5	45.9
Total Current Assets	828.7	861.6
Properties and equipment, net	216.6	213.2
Goodwill	207.0	205.5
Technology and other intangible assets, net	58.5	48.8
Other assets	114.7	117.5
Total Assets	$1,425.5	$1,446.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1.2	$2.1
Current liabilities held for sale	—	2.6
Accounts payable	99.5	102.3
Other current liabilities	111.9	124.9
Total Current Liabilities	212.6	231.9
Long-term debt	348.1	348.8
Defined benefit pension plans	57.0	56.5
Unrecognized tax benefits	41.2	41.1
Income taxes payable	24.1	24.1
Other liabilities	72.7	72.3
Total Liabilities	755.7	774.7
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, par value $0.01; 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock issued, par value $0.01; 300,000,000 shares authorized; outstanding: 74,007,869 and 73,845,554, respectively	0.7	0.7
Paid-in capital	84.1	80.2
Accumulated earnings	727.5	731.5
Accumulated other comprehensive loss	(130.9)	(129.4)
Treasury stock	(14.0)	(13.8)
Total GCP’s Shareholders’ Equity	667.4	669.2
Noncontrolling interests	2.4	2.7
Total Stockholders’ Equity	669.8	671.9
Total Liabilities and Stockholders’ Equity	$1,425.5	$1,446.6

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements

GCP Applied Technologies Inc.
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Common stock
Balance, beginning of period	$0.7	$0.7
Balance, end of period	0.7	0.7
Additional paid-in-capital
Balance, beginning of period	80.2	61.9
Share-based compensation	0.2	1.4
Exercise of stock options	3.7	2.2
Balance, end of period	84.1	65.5
Accumulated earnings
Balance, beginning of period	731.5	710.3
Net (loss) income attributable to GCP shareholders	(4.0)	1.5
Balance, end of period	727.5	711.8
Accumulated other comprehensive loss
Balance, beginning of period	(129.4)	(110.5)
Other comprehensive loss	(1.5)	(8.0)
Balance, end of period	(130.9)	(118.5)
Treasury stock
Balance, beginning of period	(13.8)	(10.7)
Share repurchases	(0.2)	(0.7)
Balance, end of period	(14.0)	(11.4)
Non-controlling interests
Balance, beginning of period	2.7	2.4
Net income attributable to noncontrolling interests	0.1	0.1
Dividends and other changes	(0.4)	—
Balance, end of period	2.4	2.5
Total stockholders’ equity	$669.8	$650.6

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements

GCP Applied Technologies Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
OPERATING ACTIVITIES
Net (loss) income	$(3.9)	$1.6
Less: Loss from discontinued operations	(0.3)	—
(Loss) income from continuing operations	(3.6)	1.6
Reconciliation to net cash (used in) provided by operating activities
Depreciation and amortization	10.4	11.3
Provisions for expected credit losses and inventory obsolescence	3.6	1.8
Deferred income taxes	1.5	(0.2)
Impairment of assets related to restructuring plans	0.4	2.2
Stock-based compensation expense	0.2	1.0
Unrealized loss (gain) on foreign currency	0.1	(2.3)
(Gain) loss on disposal of assets and product lines	(0.1)	1.1
Other	0.3	0.4
Changes in assets and liabilities, excluding effect of currency translation
Trade accounts receivable	(3.9)	4.8
Inventories	(12.4)	(21.5)
Accounts payable	(2.9)	9.9
Pension assets and liabilities, net	0.8	1.1
Other assets and liabilities, net	(10.4)	(10.5)
Net cash (used in) provided by operating activities	(16.0)	0.7
INVESTING ACTIVITIES
Capital expenditures	(12.5)	(8.1)
Net cash used in investing activities	(12.5)	(8.1)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	3.7	1.8
Payments of tax withholding obligations related to employee equity awards	(1.5)	(0.7)
Payments on finance lease obligations	(1.2)	(0.2)
Payments of dividends to noncontrolling interests	(0.4)	—
Repayments under credit arrangements	(0.4)	(0.3)
Other financing activities	(0.2)	—
Net cash provided by financing activities	—	0.6
Effect of currency exchange rate changes on cash and cash equivalents	(0.8)	(3.0)
Decrease in cash and cash equivalents	(29.3)	(9.8)
Cash and cash equivalents, beginning of period	500.6	482.7
Cash and cash equivalents, end of period	$471.3	$472.9
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Property and equipment purchases unpaid and included in accounts payable	$8.1	$3.0

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses for the periods presented. The Company assesses the estimates on an ongoing basis and records changes in estimates in the period they occur and become known. GCP’s accounting measurements that are most affected by management’s estimates of future events are disclosed in its 2021 Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”). Actual results could differ from those estimates.
The interim financial statements presented herein are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the 2021 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited annual consolidated financial statements as of the period then ended. Certain information and footnote disclosures typically included in GCP’s annual consolidated financial statements have been condensed or omitted. The unaudited financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations for the year ending December 31, 2022. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts.
Proposed Merger
On December 5, 2021, GCP entered into an Agreement and Plan of Merger, or the (“Merger Agreement”), with Cyclades Parent, Inc., or Parent, and Cyclades Merger Sub, Inc., a wholly owned subsidiary of Parent, (“Merger Sub”), and Compagnie de Saint-Gobain S.A., collectively, (“Saint-Gobain”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into GCP (the “Merger”), with GCP continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each share of GCP’s common stock that is issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive $32.00 in cash, without interest. GCP’s Board of Directors and the board of directors of Saint-Gobain have each approved the Merger and the Merger Agreement. The Company currently expects the Merger to close in the second half of 2022. Until the closing, GCP will continue to operate as an independent company.

GCP may be required to pay a cash termination fee to Saint-Gobain of up to $71 million, as required under the Merger Agreement under certain circumstances, including in the event GCP terminates the Merger Agreement to enter into a “Superior Proposal,” as defined in the Merger Agreement, or in the event GCP enters into an alternative transaction within nine months of termination of the Merger Agreement in certain circumstances and such alternative transaction is consummated.

Notes to the Condensed Consolidated Financial Statements (unaudited)
Assets Held for Sale
In October 2021, the Company approved the sale of a business unit within the SBM segment and classified it as held for sale in its 2021 Annual Report on Form 10-K. In the first quarter of 2022, the Company decided to discontinue the proposed sale of this business unit and recorded a $0.7 million charge for accumulated unrecognized depreciation and amortization expense during the period the associated assets were classified as held for sale. In the first quarter of 2022, the Company also reversed the $0.8 million loss on sale of a product line that it had previously recorded in 2021 resulting in a $0.1 million overall gain recorded in “Other expenses, net” in the unaudited Condensed Consolidated Statement of Operations. Beginning March 1, 2022, all depreciation and amortization associated with this business will be included in operating costs and expense in the unaudited Condensed Consolidated Statement of Operations.
Discontinued Operations
In 2017, GCP completed the sale of its Darex Packaging Technologies (“Darex”) business to Henkel AG & Co. KGaA (“Henkel”) for $1.1 billion in cash. Since that time, Darex results of operations and cash flows have been reclassified and reflected as “discontinued operations” in the unaudited Condensed Statements of Operations and Cash Flows for all periods presented. Unless otherwise noted, the information throughout the Notes to the accompanying unaudited Condensed Consolidated Financial Statements pertains only to the continuing operations of GCP.
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
2. Revenue from Contracts with Customers
Revenue is recognized upon transfer of control of products or services promised to customers in an amount that reflects the consideration the Company expects to receive in exchange for these products or services. GCP disaggregates its revenue from contracts with customers by operating segments, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Please refer to Note 14, “Segments”.
Short-Term Arrangements

The majority of the Company’s revenue is generated from short-term arrangements associated with the production and sale of concrete admixtures and cement additives within its SCC segment, as well as sheet and liquid membrane systems and other specialty products designed to protect the building envelope within its SBM segment. Short-term arrangements within its SCC segment involve selling concrete admixtures and providing dispensers to customers. Such arrangements contain a lease element due to the customer’s right to control the use of dispensers over a period of time in exchange for consideration. For such arrangements, the transfer of control takes place at a point in time when products are shipped or delivered to the customer. Revenue from these contracts with customers is therefore typically recognized upon shipment of the product or delivery at the customer’s site based on shipping terms.
Long-Term Arrangements
The Company generates revenue from long-term arrangements within its SCC segment, which generally consist of VERIFI® and Ductilcrete sales arrangements. VERIFI® sales arrangements involve installing equipment on the customers’ trucks and at their plants, as well as performing slump management and truck location tracking services. The Company recognizes lease and service revenue for these arrangements.
The Company has certain long-term arrangements, under which the Company has certain performance obligations that are satisfied over time, resulting in remaining obligations for which the work has not been performed or has been partially

Notes to the Condensed Consolidated Financial Statements (unaudited)
performed. At March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was immaterial and will be earned as revenue over the remaining term of these contracts, which is generally one to four years.
3. Restructuring and Repositioning Expenses
Repositioning expenses are primarily related to consulting, professional services, and other employee-related costs associated with the Company’s restructuring activities.
Restructuring and repositioning activity was as follows and associated costs, which are included in “Other current liabilities” on the unaudited Condensed Balance Sheets, were as follows.

	Severance	Asset Impairment	Repositioning and Other Costs	Total
	(in millions)
Balance at December 31, 2021	$8.2	$—	$4.2	$12.4
Additional accrual	0.9	0.4	2.2	3.5
Payments	(2.5)	—	(3.2)	(5.7)
Other	—	(0.4)	(0.3)	(0.7)
Balance at March 31, 2022	$6.6	$—	$2.9	$9.5
The following table summarize the charges incurred and planned in connection with restructuring and repositioning plans.

	Severance & Employee Related Costs	Asset Impairment	Other Costs	Repositioning	Total Costs
	(in millions)
2021 Plan:
Estimated total costs	$13-$15	$8-$9	$8	$5	$34-$37
Cumulative costs to date	$14.4	$7.8	$7.5	$5.2	$34.9
2019 Phase 2 Plan:
Estimated total costs	$25-$26	$1	$—	$7-$8	$33-$35
Cumulative Costs to date	$24.9	$0.9	$—	$7.4	$33.2
2021 Restructuring and Repositioning Plan (the “2021 Plan”)
In March 2021, the Board approved a business restructuring and repositioning plan related to the relocation of the Company’s corporate headquarters to Alpharetta, Georgia, the closure of its Cambridge, Massachusetts campus, the build-out of new R&D locations in Wilmington, Massachusetts, as well as the consolidation of other regional facilities and offices, including an organizational redesign. The Company moved into the Alpharetta headquarters in September 2021 and in the Wilmington R&D facility in April 2022. The program is expected to be completed by June 2022.
During the three months ended March 31, 2022, the Company incurred $4.0 million of restructuring charges for the 2021 Plan recorded within “Restructuring and repositioning expenses” in the Statement of Operations. $1.4 million was mostly for severance and employee related costs, $1.4 million was for repositioning expenses, $0.8 million was for other associated costs related mostly to the prior Cambridge headquarters, and $0.4 million was for asset impairment charges.
During the three months ended March 31, 2021, the Company incurred $6.6 million of restructuring charges for the 2021 Plan recorded within “Restructuring and repositioning expenses” in the Statement of Operations. $4.5 million was mostly for severance and employee related costs and $2.1 million for repositioning expense and other costs.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
During the three months ended March 31, 2022, the Company reversed $0.5 million of severance charges for the 2019 Phase 2 Plan within “Restructuring and repositioning expenses” in the Statement of Operations.
During the three months ended March 31, 2021, the Company incurred $2.3 million of restructuring charges for the 2019 Phase 2 Plan recorded within “Restructuring and repositioning expenses” in the Statement of Operations. $1.3 million was for repositioning expense, $0.9 million was for severance and employee related costs and $0.1 million was for asset impairment charges.
4. Debt
The following is a summary of obligations under senior notes and other borrowings at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(In millions)
Revolving Credit Facility due 2023	$—	$—
5.5% Senior Notes due in 2026	347.4	347.2
Other borrowings	1.9	3.7
Total debt	349.3	350.9
Less: current portion of long-term debt	(1.2)	(2.1)
Long-term debt	$348.1	$348.8
Weighted average interest rates on total debt obligations	5.5%	5.5%
Revolving Credit Facility
The Company entered into a $350 million Revolving Credit Facility on April 2018 (the “Revolving Credit Facility”). At March 31, 2022 and December 31, 2021, there were no outstanding borrowings on the Revolving Credit Facility. There were $2.8 million in outstanding letters of credit which resulted in available credit of $347.2 million at March 31, 2022.
The Credit Agreement contains conditions that would require mandatory principal payments in advance of the maturity date of the Revolving Credit Facility, as well as certain customary affirmative and negative covenants and events of default, as described in the Company’s Consolidated Financial Statements included in the 2021 Annual Report in the Form 10-K. The Company was in compliance with all covenant terms at March 31, 2022. There were no events of default at March 31, 2022.
5.5% Senior Notes
The Company issued the 5.5% Senior Notes in April 2018 with an aggregate principal amount of $350 million maturing on April 15, 2026 (the “5.5% Senior Notes”). Interest on the 5.5% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. The Company made an interest payment of $9.6 million on April 15, 2022. At March 31, 2022, the 5.5% Senior Notes are reported net of unamortized discount and debt issuance costs of $2.6 million. Based on quotes from dealers where obtainable or the value of the most recent trade in the market (Level 2), the outstanding 5.5% Senior Notes has a fair value of $355.1 million at March 31, 2022.
The 5.5% Senior Notes contain certain customary affirmative and negative covenants and events of default, as described in the Company’s Consolidated Financial Statements included in the 2021 Annual Report in the Form 10-K. The Company was in compliance with all covenants and conditions under the Indenture at March 31, 2022. There were no events of default at March 31, 2022.
Other Borrowings
Other borrowings of $1.9 million are comprised of various borrowings under lines of credits, primarily by non-U.S. subsidiaries as well as $1.1 million of finance lease obligations at March 31, 2022. Other borrowings have a fair value that approximate their carrying value. We have $41.1 million available under various non-U.S. credit facilities.
5. Derivatives
The Company uses derivative instruments to partially offset its business exposure to foreign currency risk on net investments in certain foreign subsidiaries. The Company enters into foreign currency forward contracts to offset a portion of the changes in the carrying amounts of its net investments in foreign operations due to fluctuations in foreign currency exchange rates. At March 31, 2022, the Company was a party to four forward contracts with an aggregate notional amount of

Notes to the Condensed Consolidated Financial Statements (unaudited)
€40.0 million to hedge foreign currency exposure on net investments in certain of its European subsidiaries whose functional currency is the Euro. These forward contracts are designated as hedging instruments and recognized at fair value as assets or liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Each contract has a notional amount of €10.0 million and matures annually through June 2025. The forward contracts are designated and qualify as net investment hedges for which effectiveness is assessed based on the spot rate method.
The following table summarizes the fair value of the Company’s derivative instruments designated as net investment hedges at March 31, 2022 and December 31, 2021.

		Fair Value
	Balance Sheet Location	March 31, 2022	December 31, 2021
		(in millions)
Derivative assets	Other current assets	$1.0	$0.7
Derivative assets	Other assets	1.4	1.0
Derivative liabilities	Other current liabilities	—	—
Derivative liabilities	Other liabilities	0.1	0.2
The fair value of derivative instruments is measured based on expected future cash flows discounted at market interest rates using observable market inputs and classified as Level 2 within the fair value hierarchy.
The effects of our foreign exchange forward contracts on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, is recorded as follows.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Gain recognized in the statements of operations and comprehensive income, net of tax	$0.2	$0.2
Cumulative translation adjustments	0.7	1.8
Income tax effect	(0.2)	(0.4)
6. Income Taxes
Income tax expense attributable to continuing operations during the three months ended March 31, 2022 and 2021 was $1.9 million and $1.0 million, respectively, representing effective tax rates of 111.8% and 38.5%, respectively. The difference between the U.S. federal income tax rate of 21.0% and GCP’s overall income tax rate for the three months ended March 31, 2022, was primarily due to $2.2 million of income tax expense for valuation allowances recorded in China driven by declined profitability.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
During the three months ended March 31, 2022, GCP recognized an income tax expense of $2.2 million, consisting primarily of $2.0 million valuation allowance on Chinese deferred tax assets, driven mostly by declined profitability. During the three months ended March 31, 2021, GCP incurred no income tax expense for valuation allowance.

Tax Sharing Agreement
In connection with the legal separation and transfer of W.R. Grace & Co.’s (“Grace”) construction products and packaging technologies businesses to the Company through a dividend distribution of all of the then-outstanding common stock of GCP to Grace shareholders on February 3, 2016 (the “Separation”), GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, GCP and Grace will indemnify and hold each other harmless in accordance with the principles outlined therein. Please refer to Note 13, “Related Party Transactions” for further information on the Tax Sharing Agreement.
7. Retirement Plans
The components of GCP’s net periodic benefit cost for the three months ended March 31, 2022 and 2021 are as follows.

	Three Months Ended
	2022		2021
	U.S.	Non-US	U.S.	Non-US
	(in millions)
Service cost	$1.2	$0.3	$1.5	$0.3
Interest cost	1.1	1.1	1.2	0.7
Expected return on plan assets	(1.1)	(1.1)	(1.5)	(0.8)
Net periodic benefit cost	$1.2	$0.3	$1.2	$0.2
Service cost component of net periodic benefit cost is included in “Selling, general and administrative expenses” and “Cost of goods sold” in the unaudited Condensed Consolidated Statements of Operations. All other components of net periodic benefit costs are presented in Other expense, net within the unaudited Condensed Consolidated Statements of Operations.
8. Other Balance Sheet Accounts
The following is a summary of inventories.

	March 31, 2022	December 31, 2021
	(in millions)
Raw materials	$70.1	$62.5
In process	5.9	5.5
Finished products and other	67.5	62.7
Total inventories	$143.5	$130.7
The following is a summary of other current assets.

	March 31, 2022	December 31, 2021
	(in millions)
Non-trade receivables	$19.0	$22.5
Prepaid expenses and other current assets	15.4	11.4
Income taxes receivable	11.1	12.0
Total other current assets	$45.5	$45.9

Notes to the Condensed Consolidated Financial Statements (unaudited)
The following is a summary of other assets.

	March 31, 2022	December 31, 2021
	(in millions)
Operating lease right-of-use asset	$47.8	$48.7
Defined benefit pension plans	30.1	31.0
Deferred income taxes	9.5	10.3
Other assets	27.3	27.5
Total other assets	$114.7	$117.5
    The following is a summary of other current liabilities.

	March 31, 2022	December 31, 2021
	(in millions)
Accrued customer volume rebates	$17.4	$23.6
Accrued compensation	15.5	21.2
Restructuring liability	9.5	12.4
Accrued interest	8.8	4.0
Operating lease obligations	7.2	7.5
Income taxes payable	3.1	3.3
Other accrued liabilities	50.4	52.9
Total other current liabilities	$111.9	$124.9
The following is a summary of other liabilities.

	March 31, 2022	December 31, 2021
	(in millions)
Operating lease obligations	$41.7	$41.9
Deferred income taxes	15.5	15.9
Other liabilities	15.5	14.5
Total other liabilities	$72.7	$72.3
9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is presented below.

	Currency Translation Adjustments	Pension Plans	Hedging Activities	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2021	$(126.8)	$(2.7)	$0.1	$(129.4)
Net current-period other comprehensive loss	(1.2)	(0.2)	(0.1)	(1.5)
Balance at March 31, 2022	$(128.0)	$(2.9)	$—	$(130.9)

Notes to the Condensed Consolidated Financial Statements (unaudited)
10. Stock Incentive Plans
Stock-Based Compensation Accounting
GCP grants restricted stock units (“RSUs”), stock options and performance-based units (“PBUs”) with or without market conditions which vest upon the satisfaction of a performance condition and/or a service condition. During the three months ended March 31, 2022 and 2021, stock-based compensation expense was $0.2 million and $1.7 million, respectively. The decrease in stock-based compensation in the three months ended March 31, 2022 was due mostly to the accelerated vesting and compensation expense of RSUs held by certain executives in December 2021. During the three months ended March 31, 2021, $0.7 million of the stock-based compensation expense is included in “Restructuring and repositioning expenses” in the Statement of Operations.
At March 31, 2022, total unrecognized compensation expense of $1.7 million was related to stock options with market conditions and $4.0 million to RSU and PBU awards.
Stock Options
Approximately 145,000 options were exercised during the three months ended March 31, 2022 with a weighted average exercise price of $25.53.
RSUs
The following table sets forth the RSU activity for the three months ended March 31, 2022:

RSU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	145	$24.67
Less: RSUs settled	(27)	23.72
Less: RSUs forfeited	(3)	25.72
Outstanding, March 31, 2022	115	$24.88
Expected to vest at March 31, 2022	107	$24.85
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
The following table sets forth the PBU activity for the three months ended March 31, 2022.

PBU Activity	Number Of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	270	$26.11
Less: PBU’s forfeited	(123)	27.22
Outstanding, March 31, 2022	147	$25.18

Notes to the Condensed Consolidated Financial Statements (unaudited)
11. Earnings Per Share
The following table sets forth a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2022	2021
	(in millions, except per share amounts)
Numerators
(Loss) income from continuing operations attributable to GCP shareholders	$(3.7)	$1.5
Loss from discontinued operations, net of income taxes	(0.3)	—
Net (loss) income attributable to GCP shareholders	$(4.0)	$1.5
Denominators
Weighted average common shares—basic calculation	74.0	73.2
Dilutive effect of employee stock awards	—	0.2
Weighted average common shares—diluted calculation	74.0	73.4
Basic (loss) earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.05)	$0.02
Loss from discontinued operations, net of income taxes	—	—
Net (loss) income attributable to GCP shareholders	$(0.05)	$0.02
Diluted (loss) earnings per share:
(Loss) income from continuing operations attributable to GCP shareholders	$(0.05)	$0.02
Loss from discontinued operations, net of income taxes	—	—
Net (loss) income attributable to GCP shareholders	$(0.05)	$0.02

GCP uses the treasury stock method to compute diluted (loss) earnings per share. During the three months ended March 31, 2022 there were no anti-dilutive shares based on the treasury stock method as a result of a loss from continuing operations incurred during the period. During the three months ended March 31, 2021, 0.6 million of such anti-dilutive stock awards were excluded from the computation of diluted earnings per share.
12. Commitments and Contingencies
GCP enters into certain purchase commitments and is a party to many contracts containing guarantees and indemnification obligations, as described below.
Financial Assurances
    Financial assurances have been established for a variety of purposes, including insurance, environmental and other matters. At March 31, 2022 and December 31, 2021, GCP had gross financial assurances issued and outstanding of $6.3 million and $6.3 million, respectively, which were comprised of standby letters of credit. The letters of credit are related primarily to customer advances and other performance obligations at March 31, 2022 and December 31, 2021. These arrangements guarantee the refund of advance payments received from customers in the event that the product is not delivered or warranty obligations are not fulfilled in accordance with the contract terms. These obligations could be called by the beneficiaries at any time before the expiration date of the particular letter of credit if the Company fails to meet certain contractual requirements.
Environmental Matters
    GCP is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous waste and other materials. GCP recognizes accrued liabilities for anticipated costs associated with response efforts if, based on the results of the assessment, it concluded that a probable liability has been incurred and the cost can be reasonably estimated. At March 31, 2022 and December 31, 2021, GCP did not have any material environmental liabilities.

Notes to the Condensed Consolidated Financial Statements (unaudited)
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
While the defendants believe the claims asserted in these complaints were without merit and that no supplemental disclosures were required under applicable law, on March 3, 2022, GCP filed an 8-K Current Report containing additional disclosures. Subsequent to the filing of the 8-K Current Report dated March 9, 2022, all plaintiffs voluntarily dismissed all claims against the defendants.
Henkel AG & Co. KGaA Matters
When GCP completed the sale of its Darex business to Henkel, the Stock and Asset Purchase Agreement with Henkel regarding the sale of Darex (the “Purchase Agreement”) contained obligations for the Company as sellers to indemnify Henkel as buyer for certain matters, such as breaches of representations and warranties, taxes, as well as certain covenants and liabilities.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
GCP Brazil Indirect Tax Claim
During 2019, the Superior Judicial Court of Brazil (the “Court”) filed its final ruling in favor of GCP Brasil Industria e Comercio de Produtos Quimicos (“GCP Brazil”) related to a claim as to whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The ruling allows GCP Brazil the right to recover, through offset of federal tax liabilities, amounts collected by the government from May 2012 to September 2017, including interest. In the second quarter ended June 30, 2021, the Court rendered favorable decisions granting GCP Brazil the right to recover the state value-added tax. During the second quarter of 2021, the Company included the recovery of $3.3 million in “Other expenses, net” in the Condensed Consolidated Statements of Operations.
Accounting for Contingencies
Although the outcome of each of the matters discussed above cannot be predicted with certainty, GCP has assessed its risk and has made accounting estimates and disclosures as required under U.S. GAAP.
13. Related Party Transactions
All contracts with related parties are at rates and terms that GCP believes are comparable with those that could be entered into with independent third parties. Subsequent to the Separation, transactions with Grace represent third-party transactions.
Tax Sharing Agreement
In connection with the Separation, GCP and Grace entered into various agreements that govern the relationship between the parties going forward, including the Tax Sharing Agreement. The Tax Sharing Agreement governed the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, as well as other matters regarding taxes. In general, and subject to the terms of the Tax Sharing Agreement, GCP is responsible for all U.S. federal, state and foreign taxes, including any related interest, penalties or audit adjustments, reportable on a GCP separate return (a return that does not include Grace or any of its subsidiaries). Grace is responsible for all U.S. federal, state and foreign income taxes, including any related interest, penalties or audit adjustments, reportable on a consolidated, combined or unitary return that includes Grace or any of its subsidiaries and GCP or any of its subsidiaries up to the Separation date. At March 31, 2022 and December 31, 2021, GCP has recorded $0.5 million and $0.6 million, respectively, of indemnified receivables in “Other assets” and $1.0 million and $1.0 million, respectively, of indemnified payables in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
14. Segments
Operating Segment Data
The following table presents information related to GCP’s operating segments.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net Sales
SCC	$135.6	$123.9
SBM	101.7	98.9
Total	$237.3	$222.8
Segment Operating Income
SCC	$1.3	$6.1
SBM	15.8	19.4
Total	$17.1	$25.5
Restructuring and Repositioning Expenses
SCC	$2.3	$2.9
SBM	(1.2)	1.8
Corporate	2.4	4.2
Total	$3.5	$8.9
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
Total segment operating income for the three months ended March 31, 2022 and 2021 is reconciled below to “Loss (income) from continuing operations before income taxes” presented in the accompanying unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Total segment operating income	$17.1	$25.5
Corporate costs	(6.1)	(7.2)
Interest expense, net	(5.4)	(5.4)
Restructuring and repositioning expenses	(3.5)	(8.9)
Merger and other acquisition-related costs	(2.5)	(0.1)
Certain pension costs	(1.5)	(1.4)
Gain on sale of product line	0.1	—
Net income attributable to noncontrolling interests	0.1	0.1
(Loss) income from continuing operations before income taxes	$(1.7)	$2.6

Notes to the Condensed Consolidated Financial Statements (unaudited)
Geographic Area Data
The table below presents information related to the geographic areas in which GCP operates.

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net Sales
United States	$124.9	$112.1
Canada and Other	7.3	6.0
Total North America	132.2	118.1
Europe Middle East Africa	45.8	44.6
Asia Pacific	42.1	46.7
Latin America	17.2	13.4
Total	$237.3	$222.8
Sales are attributed to geographic areas based on customer location. With the exception of the U.S. presented in the table above, there were no individually significant countries with sales exceeding 10% of total sales during the three months ended March 31, 2022 and 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and these statements involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements generally relate to future events and our future financial or operating performance. Such statements generally include the words “believes,” “plans,” “intends,” “targets,” “will,” “expects,” “suggests,” “anticipates,” “outlook,” “continues” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements include, without limitation, expected financial positions; results of operations; cash flows; financing plans; business strategy; operating plans; strategic alternatives; capital and other expenditures; competitive positions; growth opportunities for existing products; benefits from new technology and cost reduction initiatives, plans and objectives; and markets for securities. Like other businesses, we are subject to risks and uncertainties that could cause our actual results to differ materially from our projections or that could cause other forward-looking statements to prove incorrect. Factors that could cause actual results to materially differ from those contained in the forward-looking statements, or that could cause other forward-looking statements to prove incorrect, include, without limitation, risks related to the cyclical and seasonal nature of the industries that GCP serves; foreign operations, especially in emerging regions; changes in currency exchange rates; business disruptions due to public health or safety emergencies, such as the novel strain of coronavirus (“COVID-19”) pandemic; the cost and availability of raw materials and energy; the effectiveness of GCP’s research and development, new product introductions and growth investments; acquisitions and divestitures of assets and gains and losses from dispositions; developments affecting GCP’s outstanding liquidity and indebtedness, including debt covenants and interest rate exposure; developments affecting GCP’s funded and unfunded pension obligations; the timing of the closing of the proposed merger, including the risks that a condition to closing would not be satisfied within the expected timeframe and the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the proposed merger agreement; warranty and product liability claims; legal proceedings; the inability to establish or maintain certain business relationships and relationships with customers and suppliers or the inability to retain key personnel; the handling of hazardous materials and the costs of compliance with environmental regulations; extreme weather events and natural disasters. These and other factors are identified and described in more detail in Item 1A in our Annual Report on Form 10-K.

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
We operate our business on a global scale. During the three months ended March 31, 2022, approximately 47% of our net sales were generated outside of the U.S. We operate and have locations in over 30 countries and transact business in over 30 currencies.

Proposed Merger
    On December 5, 2021, we entered into the Merger Agreement with Saint-Gobain. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock that is issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive $32.00 in cash, without interest. Because the Merger is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Quarterly Report on Form 10-Q, including those that present forward-looking information, assume the continuation of GCP as a public company. If the Merger is consummated, our actions and results may be different than those anticipated by such forward-looking statements. See Note 20, “Proposed Merger” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the 2021 Annual Report on Form 10-K for further information.
Business Update
The global health crisis caused by the COVID-19 outbreak and its resurgences has and will continue to impact global economic activity, particularly the timing of fulfilling demands for our products. Furthermore, macroeconomic factors such as the conflict in Ukraine and historic inflation headwinds impacted our results of operation in the first quarter of 2022.
Our net sales in the first quarter of 2022 increased 6.5%. Despite this positive momentum, inflation, specifically raw material prices, logistic costs and global supply chain disruptions, had a tangible impact on our quarterly performance. The combination of these factors adversely affected gross margins by approximately 800 basis points. We took actions to protect margins in 2021 and in the first quarter of 2022 by announcing new price increases in all regions to offset the inflationary headwinds we are experiencing. However, the effect of the ongoing global supply chain disruptions and continued increases in the cost of raw materials and freight transportation have outpaced our mitigating efforts and we expect margin compression to remain into the first half of 2022.
The following is an overview of our financial performance for the first quarter ended March 31, 2022 compared with the prior-year quarter.

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in millions, except per share amounts)
Net sales	$237.3	$222.8	6.5%
Cost of goods sold	164.3	136.3	20.5%
Gross profit	73.0	86.5	(15.6)%
Gross margin	30.8%	38.8%	(800) bps
Selling, general and administrative expenses	62.5	66.6	(6.2)%
Interest expense, net	5.6	5.6	—%
Restructuring and repositioning expenses	3.5	8.9	(60.7)%
Other expense, net	3.1	2.8	10.7%
(Loss) income from continuing operations before income taxes	(1.7)	2.6	NM
Income tax expense	(1.9)	(1.0)	90.0%
Loss from discontinued operations, net of income taxes	(0.3)	—	(100.0)%
Net (loss) income	(3.9)	1.6	NM
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	—%
Net (loss) income attributable to GCP shareholders	$(4.0)	$1.5	NM
(Loss) income from continuing operations attributable to GCP shareholders	$(3.7)	$1.5	NM
Diluted EPS from continuing operations attributable to GCP shareholders	$(0.05)	$0.02	NM

	Three Months Ended
	March 31,
	2022	2021	% Change
	(in millions, except per share amounts)
Net sales:
SCC	$135.6	$123.9	9.4%
SBM	101.7	98.9	2.8%
Total GCP net sales	$237.3	$222.8	6.5%
Net sales by region:
North America	$132.2	$118.1	11.9%
Europe, Middle East, Africa (“EMEA”)	45.8	44.6	2.7%
Asia Pacific	42.1	46.7	(9.9)%
Latin America	17.2	13.4	28.4%
Total net sales by region	$237.3	$222.8	6.5%
First Quarter Performance Summary
Following is a summary of our financial performance for the first quarter ended March 31, 2022 compared with the prior-year quarter.
•Net sales increased 6.5% to $237.3 million.
•Gross profit decreased 15.6% to $73.0 million; gross margin decreased approximately 800 basis points to 30.8%.
•Selling, general, and administrative expenses (“SG&A”) decreased 6.2% to $62.5 million.
•Loss from continuing operations attributable to GCP shareholders was $3.7 million, or $0.05 per diluted share, compared to income from continuing operations of $1.5 million, or $0.02 per diluted share, for the prior-year period.
GCP Overview
Net Sales and Gross Margin

The following table identifies the period-over-period increase or decrease in sales attributable to changes in volume and/or mix, product price, and the impact of currency translation for the three months ended March 31, 2022 from the same period in the prior year.

	Three Months Ended
Net Sales Variance Analysis	Volume	Price	Currency Translation	Total Change
SCC	6.0%	6.2%	(2.8)%	9.4%
SBM	0.7%	3.5%	(1.4)%	2.8%
Net sales	3.8%	4.8%	(2.1)%	6.5%
By Region:
North America	7.2%	4.7%	—%	11.9%
EMEA	1.6%	4.8%	(3.7)%	2.7%
Asia Pacific	(7.5)%	1.0%	(3.4)%	(9.9)%
Latin America	13.8%	18.8%	(4.2)%	28.4%
Net sales of $237.3 million for the first quarter ended March 31, 2022 increased $14.5 million, or 6.5%, from the prior-year quarter primarily due to favorable sale pricing of 4.8% and volume of 3.8% particularly in Latin America, North America and EMEA. This was partially offset by decreases in volume in Asia Pacific and foreign currency translation.
Gross profit of $73.0 million for the first quarter ended March 31, 2022 decreased $13.5 million, or 15.6%, from the prior-year quarter. Gross margin decreased 800 basis points to 30.8% primarily due to significant higher raw material and logistics costs.
SG&A
SG&A costs of $62.5 million decreased $4.1 million or 6.2%, for the first quarter ended March 31, 2022 compared to the prior-year quarter primarily due to lower employee and Cambridge headquarters-related costs resulting from restructuring programs and lower incentives compensation costs. These favorable impacts were partially offset by additional Merger-related costs.
Restructuring and repositioning expenses
2021 Restructuring Plan
Cumulative costs incurred under the 2021 Plan since its inception were $34.9 million with expected total costs of up to $37.0 million. We have achieved total annualized pre-tax cost savings through a reduction in general and administrative expenses and a reduction in overhead costs under the 2021 Plan of approximately $12 million at March 31, 2022, which benefited both the SCC and the SBM operating segments and corporate functions. We expect to realize total pre-tax cost structure savings associated with the 2021 Plan of approximately $13 million to $15 million mostly in general, administrative and overhead costs, with most of the savings occurring in 2022. Substantially all of the restructuring actions under the 2021 Plan are expected to be completed by June 2022. With the exception of asset write offs, substantially all of the restructuring and repositioning activities are expected to be settled in cash.
2019 Phase 2 Restructuring and Repositioning Plan
Cumulative costs incurred under the 2019 Phase 2 Plan since its inception were $33.2 million. We have achieved total annualized pre-tax cost savings through a reduction in general and administrative expenses under the 2019 Phase 2 Plan of approximately $20.2 million at March 31, 2022, which benefited both the SCC and the SBM operating segments and corporate functions. Substantially all of the activities under the 2019 Phase 2 Plan were completed by March 2021.
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
Certain pension costs represent ongoing costs recognized quarterly, including service and interest costs, expected return on plan assets and amortization of prior service costs/credits. Certain pension costs during the first quarter ended March 31, 2022 and 2021 were $1.5 million and $1.4 million, respectively.
Other Expense, Net
Other expenses, net consists primarily of research and development expense, pension mark-to-market adjustments, net, interest income, foreign currency exchange gains (losses) and defined benefit pension expenses exclusive of service costs.
Other expense, net stayed relatively consistent at $3.1 million during the first quarter ended March 31, 2022 compared to $2.8 million in the prior period.
Income Taxes
Income taxes attributable to continuing operations during the first quarter ended March 31, 2022 and the prior-year quarter was income tax expense of $1.9 million and $1.0 million, respectively, representing effective tax rates of 111.8% and 38.5%, respectively.
The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the first quarter was primarily due to income tax expense of $2.2 million for valuation allowances recorded, primarily in China due to declined profitability. The difference between the U.S. federal income tax rate of 21.0% and our overall income tax rate for the prior-year first quarter was primarily due to income tax expense on unrecognized benefits of $0.3 million.
In general, it is our practice and intention to permanently reinvest the earnings of our foreign subsidiaries and repatriate earnings only when tax efficient.
Income from Continuing Operations Attributable to GCP Shareholders
Loss from continuing operations attributable to GCP shareholders was $3.7 million for the first quarter of 2022 compared to income from continuing operations attributable to GCP shares of $1.5 million in the prior-year period.

Operating Segment Overview
The following is an overview of the financial performance of the SCC and SBM operating segments for the first quarter compared with the prior-year period. For further information on our accounting policies related to allocating certain functional and corporate costs and measuring segment operating income, please refer to Note 14, “Segments” in the Notes to the unaudited Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” on this Quarterly Report on Form 10-Q.
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

SCC
Net Sales and Gross Margin
Net sales were $135.6 million for the first quarter ended March 31, 2022, an increase of $11.7 million or 9.4%, compared with the prior-year quarter. The increase was primarily due to the favorable impact of price increase and volume. SCC had favorable price increases of 6.2% during the first quarter.
Gross profit was $37.1 million for the first quarter ended March 31, 2022, a decrease of $8.3 million or 18.3%, compared with the prior-year quarter. Gross margin decreased 920 basis points to 27.4% compared with the prior-year quarter primarily due to historically higher raw material and logistic costs, partially offset by price.

Segment Operating Income and Operating Margin
Segment operating income of $1.3 million for the first quarter ended March 31, 2022 decreased $4.8 million, or 78.7%, compared with the prior-year quarter primarily due to lower gross profit. Segment operating margin of 1.0% decreased 390 basis points compared with the prior-year quarter primarily due to higher raw material costs, offset by lower SG&A.

SBM
Net Sales and Gross Margin
Net sales were $101.7 million for the first quarter ended March 31, 2022, an increase of $2.8 million or 2.8%, compared with the prior-year quarter primarily due to the favorable impact of price increases. North America increased volumes by 8.1%, offset by decreases in Asia Pacific and EMEA.
Gross profit was $36.3 million for the first quarter ended March 31, 2022, a decrease of $5.1 million or 12.3%, from the prior-year quarter. Gross margin decreased 620 basis points to 35.7% primarily due to higher raw material costs, partially offset by price increases.

Segment Operating Income and Operating Margin
Segment operating income of $15.8 million for the first quarter ended March 31, 2022 decreased by $3.6 million, or 18.6%, compared with the prior-year quarter primarily due to lower gross profit, partially offset by lower SG&A. Segment operating margin decreased 410 basis points to 15.5% primarily due to higher raw material costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following is an analysis of our financial condition, liquidity and capital resources at March 31, 2022.
Proposed Merger
On December 5, 2021, we entered into the Merger Agreement, with Saint-Gobain. Pursuant to the terms of the Merger Agreement, we are prohibited from certain actions without Saint-Gobain’s consent, including the incurrence of debt, capital expenditures above certain thresholds, share repurchases and payment of dividends. Further, we may be required to pay a cash termination fee to Saint-Gobain of up to $71 million, as required under the Merger Agreement under certain circumstances, including in the event GCP terminates the Merger Agreement to enter into a “Superior Proposal,” as defined in the Merger Agreement, or in the event GCP enters into an alternative transaction within nine months of termination of the Merger Agreement in certain circumstances and such alternative transaction is consummated.
Cash Resources and Available Credit Facilities
At March 31, 2022 we had $471.3 million in cash and cash equivalents of which $323.2 million was held in the U.S. We had additional available liquidity of $347.2 million under the U.S. revolving line agreement and $41.1 million was available under various non-U.S. credit facilities. We expect to meet our U.S. cash and liquidity requirements with cash on hand, cash we expect to generate during 2022 and thereafter, future borrowings, if any, and other available liquidity, including royalties and service fees from our foreign subsidiaries. We may also repatriate future earnings from foreign subsidiaries if that results in minimal or no U.S. tax consequences. We expect to have sufficient cash and liquidity to finance our U.S. operations and growth strategy and meet our debt obligations. Our non-U.S. credit facilities are extended to various subsidiaries that use them primarily to issue bank guarantees supporting trade activity and provide working capital during occasional cash shortfalls in certain foreign entities. We generally renew these credit facilities as they expire.

Analysis of Cash Flows
The following table summarizes our cash flows for the first quarter ended March 31, 2022 and the prior-year quarter:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Cash flows (used in) provided by continuing operations
Operating activities	$(16.0)	$0.7
Investing activities	(12.5)	(8.1)
Financing activities	—	0.6
Effect of exchange rate changes on cash	(0.8)	(3.0)
Change in cash and cash equivalents	(29.3)	(9.8)
Cash and cash equivalents, beginning of period	500.6	482.7
Cash and cash equivalents, end of period	$471.3	$472.9
Cash flows from operating activities. As shown in the table below, our cash flows provided by operating activities from continuing operations decreased by $16.7 million

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Collections from customers	$231.3	$230.3
Other disbursements, other than interest and income tax payments	(246.8)	(228.4)
Income tax payments, net	(0.5)	(1.2)
Cash (used in) provided by operating activities from continuing operations	$(16.0)	$0.7
For the first quarter ended March 31, 2022, our collection from customers increased $1.0 million due to higher days sales outstanding. The increase in disbursements, other than interest and income tax payments of $18.4 million was due mostly to increase in raw material and logistic costs.
Cash flows from investing activities. Net cash used by investing activities from continuing operations during the first quarter was $12.5 million compared to $8.1 million during the prior-year quarter.
Cash flows from financing activities. There was no cash provided by financing activities during the first quarter compared to $0.6 million during the prior-year quarter. The period-over-period change was primarily due to higher tax withholding obligations related to employee equity awards and payments for finance lease obligations, partially offset by proceeds received from the exercise of stock options.
Defined Benefit Pension Plans
Based on the U.S. advance-funded plans’ status during the first quarter and the prior-year period, there were no minimum required payments under ERISA. We made contributions of $0.1 million and $0.3 million, respectively, to the U.S. and non-U.S. pension plans during the first quarter and ended March 31, 2022, respectively. We intend to fund non-U.S. pension plans based upon applicable legal requirements, as well as actuarial and trustee recommendations.

Debt
Total debt outstanding at March 31, 2022 was $349.3 million. Our debt service requirements are expected to be funded through our existing sources of liquidity and operating cash flows. Subject to certain conditions stated in the Indenture, we may, at our option and at any time and from time to time, redeem the 5.5% Senior Notes prior to their maturity date in whole or in part at certain redemption prices, as discussed in Note 6, “Debt”, in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the 2021 Annual Report on Form 10-K.
For further information on our 5.5% Senior Notes and Credit Agreement, please refer to Note 4, “Debt” in the Notes to the unaudited Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” on this Quarterly Report on Form 10-Q.
Other Contractual Obligations and Contingencies
We have various future contractual obligations, including those for debt and related interest payments, pension funding requirements, operating leases and other operating commitments. Please refer to Note 12, “Commitments and Contingencies”, in the Notes to the unaudited Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of financial assurances and other contingencies.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information on our significant accounting policies and estimates, please refer to the Notes to our audited Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With respect to information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2021 Annual Report, more recent numerical measures and other information are available in the “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report. These more recent measures and the information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2021 Annual Report are incorporated herein by reference.
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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Remediation Activities and Status of Remaining Material Weaknesses
During the quarter ended March 31, 2022, management, with direction from the Audit Committee, continued with the process to address the material weaknesses in internal control over financial reporting. Specifically, management has:

•Deployed of a new revenue policy and instituted a shipping block for sales orders in non-U.S. to ensure up front price and quantity validation and a sales reserve for price and quantity disputes.
•Implemented monitoring activities and reporting to ensure accuracy of accounting and financial reporting as well as compliance.

Management is committed to the remediation of the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the continued improvement of the Company’s internal control over financial reporting. Management believes the measures described above will remediate the material weaknesses identified in future periods once the controls have been in place and operating for a sufficient period to evaluate if the material weaknesses have been remediated and will strengthen the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 12, “Commitments and Contingencies” in the Notes to the unaudited Condensed Consolidated Financial Statements included in Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q which information is incorporated herein by reference.
Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

Item 1A.    RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In July 2020, our Board of Directors authorized a program to repurchase up to $100 million of our common stock effective through July 2022. We did not repurchase any shares during the three months ending March 31, 2022. The Merger Agreement does not permit GCP to repurchase any shares without the prior consent of Saint-Gobain, and currently, we do not intend to repurchase any shares.
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

4.5
Second Amendment to Rights Agreement, dated as of December 5, 2021, between the Company and Equiniti Trust Company (incorporated herein by reference to Exhibit 4.1 to GCP’s Current Report on Form 8-K filed December 6, 2021)

10.1#*	Letter Agreement between GCP Applied Technologies Inc. and Michael Valente, effective as of December 21, 2021
10.2#*	Letter Agreement between GCP Applied Technologies Inc. and Sherry Mennenga, effective as of December 21, 2021
10.3#*	Letter Agreement between GCP Applied Technologies Inc. and David Campos, effective as of December 21, 2021
10.4*
Retention Incentive Agreement between GCP Applied Technologies Inc. and Simon Bates, effective January 24, 2022 (incorporated herein by reference to Exhibit 10.1 to GCP’s Current Report on Form 8-K filed January 28, 2022)

10.5*
Retention Incentive Agreement between GCP Applied Technologies Inc. and Craig Merrill, effective January 24, 2022 (incorporated herein by reference to Exhibit 10.2 to GCP’s Current Report on Form 8-K filed January 28, 2022)

10.6#*	Retention Incentive Agreement between GCP Applied Technologies Inc. and Michael Valente, effective January 24, 2022

10.7#*	Retention Incentive Agreement between GCP Applied Technologies Inc. and Sherry Mennenga, effective January 24, 2022
10.8#*	Retention Incentive Agreement between GCP Applied Technologies Inc. and David Campos, effective January 24, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
# Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCP Applied Technologies Inc. (Registrant)

Date: May 9, 2022	By:	/s/ SIMON M. BATES
Simon M. Bates President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ CRAIG A. MERRILL
Craig A. Merrill Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2022	By:	/s/ JAMES M. WADDELL
James M. Waddell Vice President and Chief Accounting Officer (Principal Accounting Officer)